Form 10-Q
period 2005-03-31
W&T OFFSHORE INC
filed 2005-05-12
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer.    Yes  ☐    No  ☒

As of May 12, 2005, there were 65,970,224 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries. This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in “Factors That Could Affect Future Results” in Item 7A our Annual Report on Form 10-K for the year ended December 31, 2004 and may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report. We assume no obligation, nor do we intend, to update these forward-looking statements.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$45,427	$64,975
Receivables:
Oil and gas sales	41,688	40,427
Joint interest	14,470	22,165
Income taxes	—	9,122

Total receivables	56,158	71,714
Royalty deposits	5,166	5,166
Prepaid expenses and other assets	3,889	4,127

Total current assets	110,640	145,982
Property and equipment – at cost:
Oil and gas properties and equipment – full cost method of accounting	1,197,074	1,140,740
Furniture, fixtures and other	6,642	6,627

Total property and equipment	1,203,716	1,147,367
Less accumulated depreciation, depletion and amortization	582,111	543,154

Net property and equipment	621,605	604,213
Deferred financing costs, less accumulated amortization	1,303	517
Restricted deposits for asset retirement obligations	10,119	10,072

Total assets	$743,667	$760,784

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$76,069	$107,220
Undistributed oil and gas proceeds	11,829	13,286
Asset retirement obligations	23,514	27,489
Accrued liabilities	10,610	8,452
Income taxes	4,615	—

Total current liabilities	126,637	156,447
Long-term debt	—	35,000
Asset retirement obligations, less current portion	117,249	114,937
Deferred income taxes	99,131	92,093
Other liabilities	2,429	2,429
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, $0.00001 par value; 2,000,000 shares authorized; issued and outstanding none and 2,000,000 shares at March 31, 2005 and December 31, 2004, respectively	—	45,435
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 65,970,024 and 52,611,674 shares at March 31, 2005 and December 31, 2004, respectively	1	—
Additional paid-in capital	52,293	6,478
Retained earnings	345,927	307,965

Total shareholders’ equity	398,221	359,878

Total liabilities and shareholders’ equity	$743,667	$760,784

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Oil and gas revenues	$128,724	$123,118
Other	348	149

Total revenues	129,072	123,267

Operating costs and expenses:
Lease operating	16,153	17,368
Production taxes	259	45
Gathering and transportation	4,237	2,809
Depreciation, depletion and amortization	38,957	37,375
Asset retirement obligation accretion	2,312	2,228
General and administrative	6,909	4,318

Total costs and expenses	68,827	64,143

Operating income	60,245	59,124

Other income (expense):
Interest and dividend income	125	64
Interest expense	(346)	(660)

Total other expense	(221)	(596)

Income before income taxes	60,024	58,528
Income taxes	20,742	20,485

Net income	$39,282	$38,043

Per common share:
Net income – basic	$0.63	$0.72
Net income – diluted	0.60	0.58
Dividends	0.02	—

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$39,282	$38,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	41,269	39,603
Amortization of debt issuance costs	103	115
Share-based compensation	381	391
Deferred income taxes	7,038	5,517
Changes in operating assets and liabilities:
Oil and gas receivables	(1,261)	(11,457)
Joint interest receivables	7,695	5,718
Income taxes payable, net of receivable	13,737	(432)
Prepaid expenses, royalty deposits and other assets	238	531
Asset retirement obligations	(4,284)	(2,057)
Accounts payable and accrued liabilities	(31,770)	21,037

Net cash provided by operating activities	72,428	97,009

Investing activities:
Investment in oil and gas property and equipment	(56,025)	(52,548)
Proceeds from sales of oil and gas property and equipment	—	119
Purchases of furniture, fixtures and other	(15)	(61)
Change in restricted deposits	(47)	(46)

Net cash used in investing activities	(56,087)	(52,536)

Financing activities:
Borrowings of long-term debt	—	38,500
Repayments of borrowings of long-term debt	(35,000)	(86,200)
Debt issuance costs	(889)	—

Net cash used in financing activities	(35,889)	(47,700)

Decrease in cash and cash equivalents	(19,548)	(3,227)
Cash and cash equivalents, beginning of period	64,975	4,016

Cash and cash equivalents, end of period	$45,427	$789

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Operations. W&T Offshore, Inc. and Subsidiaries (“W&T” or the “Company”) is an independent oil and natural gas acquisition, exploitation and exploration company primarily focused in the Gulf of Mexico.

Interim Financial Statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

Use of Estimates. The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Initial Public Offering

On January 28, 2005, certain shareholders of our common stock sold 12,655,263 shares pursuant to a registration statement that we filed with the SEC at an initial public offering price of $19.00 per share. The Company did not receive any of the net proceeds from this offering; however, during the three months ended March 31, 2005, we did incur costs associated with the offering of $0.6 million, which are included in general and administrative expenses. Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “WTI”. In connection with our initial public offering, all 2,000,000 shares of the Company’s preferred stock were converted into a total of 13,338,350 shares of common stock.

3. Long-Term Debt

Effective March 15, 2005, we entered into a $300 million secured revolving credit facility with an initial borrowing base of $230 million, which is subject to redetermination on March 1 and September 1 of each year. At March 31, 2005, the Borrowing Base amount was $230 million, the outstanding loan balance on the revolving line of credit was $0, excluding $5 million of outstanding letters of credit, and the available line of credit was $225 million. If the borrowing base of the credit facility is determined to be lower than the then outstanding amount of loans and letters of credit, we must pay the difference in three monthly installments or provide additional collateral satisfactory to the lenders. The revolving line of credit matures on March 15, 2009 and is secured by substantially all of our oil and gas properties. Interest accrues either (1) at the higher of the Prime Rate (5.75% at March 31, 2005) or the Federal Funds Rate (2.75% at March 31, 2005) plus 0.50% plus a margin which varies from 0.0% to 0.625% depending upon the ratio of the amounts outstanding to the borrowing base or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate, plus a margin that varies from 1.25% to 1.875%, depending upon the ratio of the amounts outstanding to the borrowing base. The interest rate at March 31, 2005 related to Eurodollar loans was 2.72%.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our credit agreement contains covenants that restrict the payment of cash dividends to a maximum of $30 million per year, borrowings other than from our credit facility, sales of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders. We are also subject to various financial covenants, including a minimum tangible net worth ratio, a minimum current ratio and a minimum interest coverage ratio. We were in compliance with these covenants on March 31, 2005.

4. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligation since year-end December 31, 2004 is as follows (in thousands):

Balance, January 1, 2005	$142,426
Liabilities settled	(4,284)
Accretion of discount	2,312
Liabilities incurred	309

Balance, March 31, 2005	140,763
Less current portion	23,514

Long-term	$117,249

In September 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 106, which expressed the Staff’s views regarding the application of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, by oil and gas companies following the full cost method of accounting. SAB No. 106 indicates that estimated dismantlement and abandonment costs that will be incurred as a result of future development activities on proved reserves, and have not been accrued under SFAS No. 143, should be included in the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. SAB No. 106 also indicates that these estimated costs should be included in the costs to be amortized. Effective January 1, 2005, we began applying the requirements of SAB No. 106, which did not have a material effect on our consolidated financial statements.

5. Dividends

On March 28, 2005, our board of directors declared a cash dividend of $0.02 per common share, payable on May 2, 2005 to shareholders of record on April 15, 2005.

On October 26, 2004, the board of directors declared a 6.669173211-for-1 split of our common stock, which was paid on November 30, 2004 in the form of a stock dividend. For the period ended March 31, 2004, the share and per share data reflected in the consolidated financial statements have been adjusted to give effect to the common stock split.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Net Income Per Share

Basic and diluted net income per share is computed based on the information as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income applicable to common and common equivalent shares	$39,282	$38,043

Weighted average number of common shares (basic)	61,962	52,581
Weighted average common shares assumed issued upon conversion of the Preferred Stock	4,002	13,338

Weighted average number of common and common equivalent shares (diluted)	65,964	65,919

Net income applicable to common and common equivalent shares:
Basic	$0.63	$0.72

Diluted	$0.60	$0.58

7. Share-Based Compensation

In connection with our initial public offering and in accordance with terms of the W&T Offshore, Inc. Long-Term Incentive Compensation Plan effective April 15, 2004 (“LTICP”), our board of directors granted 200 shares of our common stock to each of 95 employees. These shares were valued at the initial offering price of $19.00 per share. In March 2005, our board of directors granted 200 common shares to each of five employees. These shares were valued at the closing sale price of $20.00 per share as reported by the New York Stock Exchange on the date of grant. Employees receiving these awards had not previously received such an award of common stock under the LTICP or our previous long-term incentive compensation plan, which has been discontinued. For the three months ended March 31, 2005, approximately $0.4 million related to these share-based awards is included in general and administrative expenses.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, that establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) eliminates the alternative use of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) was originally effective for us beginning July 1, 2005; however, in April 2005, the SEC issued press release 2005-57, which extended the implementation date of SFAS No. 123(R) such that SFAS No. 123(R) is now effective for us beginning January 1, 2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed by SFAS No. 123(R) will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements; however, since our previous share-based payments have been recorded at fair value and since we currently have no stock options outstanding, we do not expect the adoption of SFAS No. 123(R) will have an impact on our consolidated financial statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Related Party Transactions

In connection with our initial public offering in January 2005, four executive officers of the Company sold a total of 2,666,442 shares of common stock. Additionally, Jefferies Capital Partners, with which two of our independent directors are associated, controlled the investment and voting power of 9,988,821 shares of common stock sold during our initial public offering.

Virginia Boulet, who serves as special counsel to Adams and Reese LLP, was appointed to our board of directors on March 25, 2005. During the quarter ended March 31, 2005, we paid approximately $112,000 to Adams and Reese LLP for legal services.

9. Income Taxes

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 provided guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the tax deduction on “qualified production activities.” This deduction is available beginning in 2005 and did not have a material impact on our effective income tax rate for the three months ended March 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

W&T Offshore, Inc. and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of W&T Offshore, Inc. and Subsidiaries as of March 31, 2005, and the related consolidated statements of income and cash flows for the three months ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of W&T Offshore, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            /s/ ERNST & YOUNG LLP

New Orleans, Louisiana

May 10, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying unaudited consolidated financial statements and the notes to those financial statements included elsewhere in this quarterly report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview

W&T is an independent oil and natural gas company primarily focused in the Gulf of Mexico, including exploration in the deepwater where we have developed significant technical expertise. W&T has grown through acquisitions, exploitation and exploration and currently holds working interests in over 100 fields in federal and state waters. The majority of our daily production is derived from wells we operate.

During the first quarter of 2005 –

•	Sharply increased oil prices, higher natural gas prices and lower lease operating expenses were offset in part by an anticipated decrease in sales volumes, which was the result of natural reservoir declines.

•	We experienced higher transportation and gathering costs; depreciation, depletion, amortization and accretion; general and administrative expenses and income taxes as compared to the first quarter of 2004.

•	We participated in drilling seven exploration wells in the Gulf of Mexico of which one was in the deepwater and six were on the conventional shelf. Two of these wells were dry holes, the deepwater well in Green Canyon 8 and a conventional shelf well in Ewing Bank 784.

•	Loop currents, which are formed when a portion of the Gulf Stream travels through the Gulf of Mexico, prevented us from completing our Mississippi Canyon 674 #8 well (Pluto II). We will attempt to resume completion operations on this well in mid-June if sea and atmospheric weather conditions permit.

•	In connection with greater demand for certain drilling rigs in the Gulf of Mexico, we experienced a decrease in the availability of these drilling rigs, which has caused a delay in some of our projects. Daily rental rates for these drilling rigs have also increased as well as the costs of other oilfield goods and services.

•	We remain on schedule to complete our announced drilling program of at least 30 exploration wells and five development wells by year-end, although some of our projects have been delayed in connection with the limited availability of certain drilling rigs.

•	We were the apparent high bidder on nine of 15 bids submitted at the recent Minerals Management Service outer continental shelf lease sale held on March 16, 2005. Leases covering the nine blocks, five on the shelf and two in the deepwater, have been awarded to W&T.

•	Our board of directors declared a cash dividend of $0.02 per common share, payable on May 2, 2005 to shareholders of record on April 15, 2005.

•	We funded capital expenditures of $56 million and repaid $35 million of borrowings under our credit facility with cash flow from operating activities.

•	As of March 31, 2005, we had $45 million in cash and cash equivalents and no long-term debt.

Results of Operations

The following table sets forth selected operating data for the periods indicated (all values are net to our interest):

	Three Months Ended March 31,
	2005	2004
Net sales:
Natural gas (Bcf)	12.4	14.3
Oil (MMBbls)	1.2	1.3
Total natural gas and oil (Bcfe) (1) (2)	19.3	21.8

Average daily equivalent sales (MMcfe/d) (2)	214.4	239.6

Average realized sales prices:
Natural gas ($/Mcf)	$6.33	$5.73
Oil ($/Bbl)	43.67	32.95
Natural gas equivalent ($/Mcfe)	6.67	5.65

Average per Mcfe data ($/Mcfe):
Lease operating expenses	$0.84	$0.80
Gathering, transportation cost and production taxes	0.23	0.13
Depreciation, depletion, amortization and accretion	2.14	1.82
General and administrative expenses	0.36	0.20
Net cash provided by operating activities	3.75	4.45
EBITDA (3)	5.26	4.53

Total number of wells drilled (gross)	7	9
Total number of productive wells drilled (gross)	5	4

(1)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).
(2)	We did not engage in any hedging transactions during the periods presented.
(3)	We define EBITDA as net income plus income tax expense, net interest expense, depreciation, depletion, amortization and accretion. Although not prescribed under generally accepted accounting principles, we believe the presentation of EBITDA is relevant and useful because it helps our investors understand our operating performance and makes it easier to compare our results with those of other companies that have different financing, capital or tax structures. EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$39,282	$38,043
Income taxes	20,742	20,485
Net interest expense	221	596
Depreciation, depletion, amortization and accretion	41,269	39,603

EBITDA	$101,514	$98,727

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Oil and natural gas revenues. Oil and natural gas revenues increased $5.6 million to $128.7 million for the three months ended March 31, 2005 as compared to the same period in 2004. Natural gas revenues decreased $3.3 million and oil revenues increased $8.9 million. The natural gas revenue decrease was caused by a 1.9 Bcf sales volume decrease, which was offset in part by a 10% increase in the average realized natural gas price from $5.73 per Mcf for the three months ended March 31, 2004 to $6.33 per Mcf for the same period in 2005. The oil revenue increase was primarily caused by a 33% increase in the average realized price, from $32.95 per barrel in the 2004 period to $43.67 per barrel in 2005. The volume decrease for oil and natural gas was attributable to natural reservoir declines.

Lease operating expenses. Our lease operating expenses decreased from $17.4 million in the quarter ended March 31, 2004 to $16.2 million in the same period of 2005. The decrease resulted from lower operating costs at properties acquired from ConocoPhillips and reduced processing costs at one of our fields due to that field’s production being temporarily taken offline. The decrease was partially offset by increases in workover expenses, pipeline repairs at one of our facilities and painting projects at certain of our facilities. Depending upon weather and sea conditions, workover activity is typically higher during the summer months. On a per Mcfe basis, lease operating expenses increased 5%, from $0.80 per Mcfe in the 2004 period to $0.84 per Mcfe in 2005 due to lower sales volumes in the current quarter.

Gathering and transportation cost and production taxes. Gathering and transportation cost and production taxes increased from $2.9 million for the three months ended March 31, 2004 to $4.5 million for the same period in 2005, due primarily to increased cost of natural gas used in processing operations. Production taxes did not materially change during the three months ended March 31, 2005 as compared to 2004 because most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased from $39.6 million for the quarter ended March 31, 2004 to $41.3 million for the same period in 2005. On a per Mcfe basis, DD&A was $2.14 for the three months ended March 31, 2005, compared to $1.82 for the same period in 2004. The increase in DD&A was a result of an increase in total depletable costs due to our drilling activities.

General and administrative expenses. General and administrative expenses (“G&A”) increased from $4.3 million for the three months ended March 31, 2004 to $6.9 million in the same period of 2005 due to increases in personnel costs ($0.7 million), professional fees ($0.6 million) and insurance ($0.1 million). Also during the quarter ended March 31, 2005, we incurred expenses of $0.6 million related to our initial public offering. Contributing to the current quarter’s increase in G&A as compared to the same period in 2004 is approximately $0.6 million related to a bonus granted by our board of directors in December 2004 to all employees of record on December 31, 2004 (other than the Chief Executive Officer and the Secretary) in amounts equal to their 2004 salaries. The bonus will be paid in two installments, on June 1, 2005 and January 3, 2006 solely to individuals who are still in our employ on those dates. During the three months ended March 31, 2005, our board of directors granted 200 shares of our common stock to each employee who had not previously received an award of common stock under the W&T Offshore, Inc. Long-Term Incentive Compensation Plan effective April 15, 2004 or our previous long-term incentive plan, which has been discontinued. This share-based compensation of approximately $0.4 million is reflected in the increase in personnel costs for the quarter ended in 2005.

Interest expense. Interest expense decreased $0.3 million for the three months ended March 31, 2005 as compared to the same period in 2004 due primarily to lower average borrowings during the quarter ended in 2005 offset in part by higher fees related to the unused portion of our credit facility and higher interest rates.

Income tax expense. Income tax expense increased from $20.5 million for the quarter ended in 2004 to $20.8 million for the same period in 2005 primarily due to increased taxable income. Our effective tax rate for the three months ended March 31, 2005 and 2004 was approximately 35%, respectively.

Net income. Net income for the three months ended March 31, 2005 increased $1.3 million to $39.3 million. The primary reasons for this increase were as follows:

•	higher oil prices during the quarter ended in 2005 of $43.67 per barrel, as compared to $32.95 per barrel during the same period in 2004;

•	higher natural gas prices during the quarter ended in 2005 of $6.33 per Mcf, as compared to $5.73 per Mcf during the same period in 2004; and

•	lower lease operating expenses for the quarter ended in 2005 as compared to the same period in 2004.

Offsetting these favorable factors were increases in gathering and transportation costs, DD&A, G&A and income taxes.

Liquidity and Capital Resources

Cash flow and working capital. Net cash flow provided by operating activities for the three months ended March 31, 2005 was $72.4 million, compared to $97.0 million for the comparable period in 2004. This decrease was primarily attributable to a reduction in accounts payable. Net cash flow used in investing activities totaled $56.1 million and $52.5 million during the quarter ended in 2005 and 2004, respectively, which primarily represents our investment in oil and gas properties. Net cash flow used in financing activities totaled $35.9 million and $47.7 million for the three months ended March 31, 2005 and 2004, respectively. The balance of cash and cash equivalents increased from $0.8 million as of March 31, 2004 to $45.4 million as of March 31, 2005. Cash and cash equivalents decreased $19.5 million for the quarter ended March 31, 2005 due primarily to the use of cash from operations to fund our investments in oil and gas properties and repay borrowings from our credit facility. In recent years, we have been able to substantially fund our investing activities and repay long-term debt borrowings with our operating cash flow.

The operator of a major offshore pipeline recently informed us that repairs mandated by the U.S. Department of Transportation require that the pipeline be shut-in for approximately six weeks. The repairs were to begin June 1, 2005 but have been rescheduled to July 5, 2005. This will result in the deferral, but not the loss, of approximately 1.1 Bcfe (net) of production, which will impact the third quarter of 2005.

We had working capital deficits at March 31, 2005 and December 31, 2004 of $16.0 million and $10.5 million, respectively. Our credit agreement enables us to consider our available borrowings as current assets to calculate our working capital compliance ratio; therefore, we were in compliance with our credit agreement at March 31, 2005 and December 31, 2004. Working capital deficits are not unusual at the end of a period and are usually the result of accounts payable related to exploration and development costs. We believe that our working capital balance should be viewed in conjunction with our cash provided by operations and the availability of borrowings under our bank credit facility when measuring liquidity. At March 31, 2005, $225.0 million was available for borrowing under our bank credit facility. Thus, working capital deficits have not had a material adverse effect on our ability to conduct our operations or acquire properties.

During the three months ended March 31, 2005 and 2004, we did not have any hedges outstanding and we have not entered into any hedges as of the date of this report.

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

Credit facility. Effective March 15, 2005, we entered into a $300 million secured revolving credit facility with an initial borrowing base of $230 million, which is subject to redetermination on March 1 and September 1 of each year. At March 31, 2005, the Borrowing Base amount was $230 million, the outstanding loan balance on the revolving line of credit was $0, excluding $5 million of outstanding letters of credit, and the available line of credit was $225 million. If the borrowing base of the credit facility is determined to be lower than the then outstanding amount of loans and letters of credit, we must pay the difference in three monthly installments or provide additional collateral satisfactory to the lenders. The revolving line of credit matures on March 15, 2009 and is secured by substantially all of our oil and gas properties. Interest accrues either (1) at the higher of the Prime Rate (5.75% at March 31, 2005) or the Federal Funds Rate (2.75% at March 31, 2005) plus 0.50% plus a margin which varies from 0.0% to 0.625% depending upon the ratio of the amounts outstanding to the borrowing base or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate, plus a margin that varies from 1.25% to 1.875%, depending upon the ratio of the amounts outstanding to the borrowing base. The interest rate at March 31, 2005 related to Eurodollar loans was 2.72%.

Our credit agreement contains covenants that restrict the payment of cash dividends to a maximum of $30 million per year, borrowings other than from our credit facility, sales of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders. We are also subject to various financial covenants, including a minimum tangible net worth ratio, a minimum current ratio and a minimum interest coverage ratio. We were in compliance with these covenants on March 31, 2005.

Capital expenditures. The level of our investment in oil and gas properties changes from time to time, depending on numerous factors, including the price of oil and gas, acquisition opportunities and the results of our exploration and development activities. For the three months ended March 31, 2005, capital expenditures of $56.0 million included $30.3 million for development activities, $25.2 million for exploration and $0.5 million for other capital items. These expenditures do not include any amount of capitalized salaries or capitalized interest but do include dry hole costs of $8.4 million. Our capital expenditures for the three months ended March 31, 2005 were primarily financed by net cash flow provided by operating activities.

Of the drilling, completion and facilities expenditures budgeted for 2005, we spent $17.6 million in the deepwater, $14.2 million on the deep shelf, $23.7 million on the conventional shelf and onshore projects and $0.5 million on other capital items. Additionally, we spent approximately $2.3 million on expensed workovers and major maintenance projects and approximately $4.8 million for other related expenses and capital items, which include plug and abandonment expenses and seismic costs.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to our critical accounting policies during the three months ended March 31, 2005.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 4 – Asset Retirement Obligations, Note 7 – Share-Based Compensation and Note 9 – Income Taxes, of Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our potential exposure to market risks, including commodity price risk and interest rate risk is included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. We do not currently use derivatives to manage exposure to commodity price and interest rate risks but may do so in the future. As of March 31, 2005, there have been no material changes in our market risk exposure.

Item 4. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of March 31, 2005 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2005.

W&T OFFSHORE, INC.

By:	/s/ WILLIAM W. TALAFUSE
William W. Talafuse
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.