Form 10-Q
period 2005-06-30
W&T OFFSHORE INC
filed 2005-08-15
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 12, 2005, there were 65,970,424 shares outstanding of the registrant’s common stock, par value $0.00001.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$79,110	$64,975
Receivables:
Oil and gas sales	39,935	40,427
Joint interest	20,961	22,165
Income taxes	—	9,122

Total receivables	60,896	71,714
Royalty deposits	5,166	5,166
Prepaid expenses and other assets	3,065	4,127

Total current assets	148,237	145,982
Property and equipment – at cost:
Oil and gas properties and equipment – full cost method of accounting	1,289,452	1,140,740
Furniture, fixtures and other	6,742	6,627

Total property and equipment	1,296,194	1,147,367
Less accumulated depreciation, depletion and amortization	631,718	543,154

Net property and equipment	664,476	604,213
Deferred financing costs, less accumulated amortization	1,222	517
Restricted deposits for asset retirement obligations	10,179	10,072

Total assets	$824,114	$760,784

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$109,135	$107,220
Undistributed oil and gas proceeds	12,553	13,286
Asset retirement obligations	25,296	27,489
Accrued liabilities	5,911	8,452
Income taxes	354	—

Total current liabilities	153,249	156,447
Long-term debt	—	35,000
Asset retirement obligations, less current portion	114,941	114,937
Deferred income taxes	110,807	92,093
Other liabilities	2,429	2,429
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, $0.00001 par value; 2,000,000 shares authorized; issued and outstanding none and 2,000,000 shares at June 30, 2005 and December 31, 2004, respectively	—	45,435
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 65,970,224 and 52,611,674 shares at June 30, 2005 and December 31, 2004, respectively	1	—
Additional paid-in capital	52,298	6,478
Retained earnings	390,389	307,965

Total shareholders’ equity	442,688	359,878

Total liabilities and shareholders’ equity	$824,114	$760,784

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Oil and gas revenues	$149,665	$125,409	$278,389	$248,527
Other	114	650	462	799

Total revenues	149,779	126,059	278,851	249,326

Operating costs and expenses:
Lease operating	17,874	18,441	34,027	35,809
Production taxes	188	57	447	102
Gathering and transportation	2,951	3,647	7,188	6,456
Depreciation, depletion and amortization	49,607	43,261	88,564	80,636
Asset retirement obligation accretion	2,314	2,257	4,626	4,485
General and administrative	5,754	4,446	12,663	8,764

Total costs and expenses	78,688	72,109	147,515	136,252

Operating income	71,091	53,950	131,336	113,074

Other income (expense):
Interest and dividend income	365	59	490	123
Interest expense	(257)	(609)	(603)	(1,269)

Total other income (expense)	108	(550)	(113)	(1,146)

Income before income taxes	71,199	53,400	131,223	111,928
Income taxes	25,417	18,690	46,159	39,175

Net income	45,782	34,710	85,064	72,753
Less preferred stock dividends	—	300	—	300

Net income applicable to common and common equivalent shares	$45,782	$34,410	$85,064	$72,453

Per common share:
Net income – basic	$0.69	$0.65	$1.33	$1.38
Net income – diluted	0.69	0.53	1.29	1.10
Dividends	0.02	0.02	0.04	0.02

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$85,064	$72,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	93,190	85,121
Amortization of debt issuance costs	183	230
Share-based compensation	385	391
Deferred income taxes	18,714	10,751
Changes in operating assets and liabilities:
Oil and gas receivables	492	(1,775)
Joint interest receivables	1,204	10,347
Income taxes payable, net of receivable	9,476	(9,579)
Prepaid expenses, royalty deposits and other assets	1,064	(4,714)
Asset retirement obligations	(8,542)	(3,677)
Accounts payable and accrued liabilities	(2,679)	11,939

Net cash provided by operating activities	198,551	171,787

Investing activities:
Investment in oil and gas property and equipment	(146,995)	(120,777)
Proceeds from sales of oil and gas property and equipment	10	119
Purchases of furniture, fixtures and other	(115)	(217)
Change in restricted deposits	(108)	28

Net cash used in investing activities	(147,208)	(120,847)

Financing activities:
Borrowings of long-term debt	—	137,300
Repayments of borrowings of long-term debt	(35,000)	(179,300)
Dividends to shareholders	(1,319)	(1,484)
Equity offering costs	—	(806)
Debt issuance costs	(889)	—

Net cash used in financing activities	(37,208)	(44,290)

Increase in cash and cash equivalents	14,135	6,650
Cash and cash equivalents, beginning of period	64,975	4,016

Cash and cash equivalents, end of period	$79,110	$10,666

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Operations. W&T Offshore, Inc. and Subsidiaries (“W&T” or the “Company”) is an independent oil and natural gas acquisition, exploitation and exploration company primarily focused in the Gulf of Mexico.

Interim Financial Statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Initial Public Offering

On January 28, 2005, certain shareholders of our common stock sold 12,655,263 shares pursuant to a registration statement that we filed with the SEC at an initial public offering price of $19.00 per share. The Company did not receive any of the net proceeds from this offering; however, during the three and six month periods ended June 30, 2005, we did incur costs associated with the offering of $0.3 million and $0.9 million, respectively, which are included in general and administrative expenses. Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “WTI”. In connection with our initial public offering, all 2,000,000 shares of the Company’s preferred stock were converted into a total of 13,338,350 shares of common stock.

3. Long-Term Debt

Effective March 15, 2005, we entered into a $300 million secured revolving credit facility with an initial borrowing base of $230 million, which is subject to redetermination on March 1 and September 1 of each year. At June 30, 2005, the Borrowing Base amount was $230 million, the outstanding loan balance on the revolving line of credit was $0, excluding $5 million of outstanding letters of credit, and the available line of credit was $225 million. If the borrowing base of the credit facility is determined to be lower than the then outstanding amount of loans and letters of credit, we must pay the difference in three monthly installments or provide additional collateral satisfactory to the lenders. The revolving line of credit matures on March 15, 2009 and is secured by substantially all of our oil and gas properties. Interest accrues either (1) at the higher of the Prime Rate or the Federal Funds Rate plus 0.50% plus a margin which varies from 0.0% to 0.625% depending upon the ratio of the amounts outstanding to the borrowing base or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate, plus a margin that varies from 1.25% to 1.875%, depending upon the ratio of the amounts outstanding to the borrowing base.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our credit agreement contains covenants that restrict the payment of cash dividends to a maximum of $30 million per year, borrowings other than from our credit facility, sales of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders. We are also subject to various financial covenants, including a minimum tangible net worth ratio, a minimum current ratio and a minimum interest coverage ratio. We were in compliance with these covenants on June 30, 2005.

4. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. Revisions of estimated liabilities include, among other things, revisions due to timing of settling certain asset retirement obligations. A summary of our asset retirement obligations since year-end December 31, 2004 is as follows (in thousands):

Balance, January 1, 2005	$142,426
Liabilities settled	(8,542)
Accretion of discount	4,626
Liabilities incurred	2,330
Revisions of estimated liabilities	(603)

Balance, June 30, 2005	140,237
Less current portion	25,296

Long-term	$114,941

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

5. Dividends

On June 28, 2005, our board of directors declared a cash dividend of $0.02 per common share, payable on August 1, 2005 to shareholders of record on July 15, 2005. On May 2, 2005, we paid a cash dividend of $0.02 per common share to shareholders of record on April 15, 2005.

On October 26, 2004, the board of directors declared a 6.669173211-for-1 split of our common stock, which was paid on November 30, 2004 in the form of a stock dividend. For the periods ended June 30, 2004, the share and per share data reflected in the consolidated financial statements have been adjusted to give effect to the common stock split.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Net Income Per Share

Basic and diluted net income per share is computed based on the information as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income applicable to common and common equivalent shares	$45,782	$34,410	$85,064	$72,453
Add preferred stock dividends	—	300	—	300

Adjusted net income applicable to common and common equivalent shares	$45,782	$34,710	$85,064	$72,753

Weighted average number of common shares (basic)	65,970	52,612	63,977	52,596
Weighted average common shares assumed issued upon conversion of the preferred stock	—	13,338	1,990	13,338

Weighted average number of common and common equivalent shares (diluted)	65,970	65,950	65,967	65,934

Net income applicable to common and common equivalent shares:
Basic	$0.69	$0.65	$1.33	$1.38

Diluted	$0.69	$0.53	$1.29	$1.10

7. Share-Based Compensation

In connection with our initial public offering and in accordance with terms of the W&T Offshore, Inc. Long-Term Incentive Compensation Plan effective April 15, 2004 (“LTICP”), our board of directors granted 200 shares of our common stock to each of 95 employees. These shares were valued at the initial offering price of $19.00 per share. Additionally, our board of directors granted to certain employees a total of 1,200 shares of our common stock valued at the closing sale price as reported by the New York Stock Exchange on the dates of grant. Employees receiving these awards had not previously received such an award of common stock under the LTICP or our previous long-term incentive compensation plan, which has been discontinued. For the six months ended June 30, 2005, approximately $0.4 million related to these share-based awards is included in general and administrative expenses, substantially all of which was recorded in the first quarter of 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, that establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) eliminates the alternative use of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) was originally effective for us beginning July 1, 2005; however, in April 2005, the SEC issued press release 2005-57, which extended the implementation date of SFAS No. 123(R) such that SFAS

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

No. 123(R) is now effective for us beginning January 1, 2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed by SFAS No. 123(R) will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements; however, since our previous share-based payments have been recorded at fair value and since we currently have no stock options outstanding, we do not expect the adoption of SFAS No. 123(R) will have an impact on our consolidated financial statements.

8. Related Party Transactions

Virginia Boulet, who serves as special counsel to Adams and Reese LLP, was appointed to our board of directors on March 25, 2005. During the six months ended June 30, 2005, we paid approximately $0.3 million to Adams and Reese LLP for legal services.

We utilize the services of an employment placement firm owned by the wife of the Chief Executive Officer. During the six months ended June 30, 2005, we paid approximately $0.2 million to this firm for temporary staffing services and recruitment fees.

9. Income Taxes

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 provided guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the tax deduction on “qualified production activities.” This deduction is available beginning in 2005 and did not have a material impact on our effective income tax rate for the periods ended June 30, 2005.

10. Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change, in which case changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncement. We do not currently believe that this statement will have an impact on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

W&T Offshore, Inc. and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of W&T Offshore, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of income for the three and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

August 11, 2005

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

During the second quarter of 2005 –

•	Net income increased 32% to $45.8 million as compared to the second quarter of 2004 primarily due to higher oil and natural gas prices and lower operating expenses.

•	We experienced higher depreciation, depletion, amortization and accretion, general and administrative expenses and income taxes as compared to the second quarter of 2004.

•	We acquired a 25% working interest in East Cameron 321, bringing our total ownership in this field to 100%.

•	We participated in drilling six exploration wells and one development well in the Gulf of Mexico, one of which was in the deepwater and six were on the conventional shelf. Eugene Island 93 #14, a conventional shelf well, was a dry hole.

•	We remain on schedule to drill at least 30 exploration wells by year-end, although some of our projects have been delayed due to deepwater rig availability. Additionally, we have nine development wells scheduled for drilling during the remainder of the year.

•	We were the high bidder on nine of 15 bids submitted by W&T at the Minerals Management Service (“MMS”) Outer Continental Shelf Lease Sale 194 held on March 16, 2005. Subsequent to the bid evaluation, the MMS awarded leases to W&T covering eight blocks, six on the shelf and two in the deepwater.

•	Our board of directors declared a cash dividend of $0.02 per common share, payable on August 1, 2005 to shareholders of record on July 15, 2005. On May 2, 2005, we paid a cash dividend of $0.02 per common share to shareholders of record on April 15, 2005.

•	We funded capital expenditures of $91 million with cash flow from operating activities.

•	As of June 30, 2005, we had $79 million in cash and cash equivalents and no long-term debt.

Results of Operations

The following table sets forth selected operating data for the periods indicated (all values are net to our interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Natural gas (Bcf)	13.3	13.4	25.6	27.6
Oil (MMBbls)	1.2	1.3	2.4	2.5
Total natural gas and oil (Bcfe) (1) (2)	20.7	21.0	40.0	42.8

Average daily equivalent sales (MMcfe/d) (2)	227.1	231.2	220.8	235.4

Average realized sales prices:
Natural gas ($/Mcf)	$7.08	$6.14	$6.72	$5.93
Oil ($/Bbl)	45.22	33.86	44.47	33.41
Natural gas equivalent ($/Mcfe)	7.24	5.96	6.97	5.80

Average per Mcfe data ($/Mcfe):
Lease operating expenses	$0.86	$0.88	$0.85	$0.84
Gathering, transportation cost and production taxes	0.15	0.18	0.19	0.15
Depreciation, depletion, amortization and accretion	2.51	2.16	2.33	1.99
General and administrative expenses	0.28	0.21	0.32	0.20
Net cash provided by operating activities	6.10	3.55	4.97	4.01
EBITDA (3)	5.95	4.73	5.62	4.63

Total number of wells drilled (gross)	7	11	14	20
Total number of productive wells drilled (gross)	6	9	11	13

(1)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).
(2)	We did not engage in any hedging transactions during the periods presented.
(3)	We define EBITDA as net income plus income tax expense, net interest expense, and depreciation, depletion, amortization and accretion. Although not prescribed under generally accepted accounting principles, we believe the presentation of EBITDA is relevant and useful because it helps our investors understand our operating performance and makes it easier to compare our results with those of other companies that have different financing, capital or tax structures. EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$45,782	$34,710	$85,064	$72,753
Income taxes	25,417	18,690	46,159	39,175
Net interest (income) expense	(108)	550	113	1,146
Depreciation, depletion, amortization and accretion	51,921	45,518	93,190	85,121

EBITDA	$123,012	$99,468	$224,526	$198,195

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Oil and natural gas revenues. Oil and natural gas revenues increased $24.3 million to $149.7 million for the three months ended June 30, 2005 as compared to the same period in 2004. Natural gas revenues increased $11.8 million and oil revenues increased $12.5 million. The natural gas revenue increase was primarily caused by a 15% increase in the average realized natural gas price from $6.14 per Mcf for the three months ended June 30, 2004 to $7.08 per Mcf for the same period in 2005, which was partially offset by a sales volume decrease of 0.1 Bcf. The oil revenue increase was caused by a 34% increase in the average realized price, from $33.86 per barrel in the 2004 period to $45.22 per barrel in 2005, which was partially offset by a sales volume decrease of 45 MBbls. The volume decreases for oil and natural gas were attributable to natural reservoir declines.

Lease operating expenses. Our lease operating expenses decreased from $18.4 million in the quarter ended June 30, 2004 to $17.9 million in the same period of 2005. The decrease resulted from lower operating costs at properties acquired in 2003 and reduced costs at Mississippi Canyon 718 due to that field’s production being temporarily taken offline. The decrease was partially offset by increased expenses for maintenance projects at certain of our facilities and increases in service costs as compared to the same period in 2004. Depending upon weather and sea conditions, workover and maintenance activity is typically higher during the summer months. On a per Mcfe basis, lease operating expenses decreased 2%, from $0.88 per Mcfe in the 2004 period to $0.86 per Mcfe in 2005 due to the lower expenses in the current quarter.

Gathering and transportation costs and production taxes. Gathering and transportation costs decreased from $3.6 million for the three months ended June 30, 2004 to $3.0 million for the same period in 2005, due primarily to a decrease in volumes transported, which was partially offset by increased cost of natural gas used in processing operations. Production taxes did not materially change during the three months ended June 30, 2005 as compared to 2004 because most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased from $45.5 million for the quarter ended June 30, 2004 to $51.9 million for the same period in 2005. On a per Mcfe basis, DD&A was $2.51 for the three months ended June 30, 2005, compared to $2.16 for the same period in 2004. The increase in DD&A was a result of an increase in total depletable costs due to our drilling activities.

General and administrative expenses. General and administrative expenses (“G&A”) increased from $4.5 million for the three months ended June 30, 2004 to $5.8 million in the same period of 2005 due to increases in personnel costs of $0.3 million and insurance of $0.2 million. Also contributing to the increase in G&A for the quarter ended June 30, 2005 are legal fees of $0.3 million related to our initial public offering and approximately $0.8 million related to a bonus granted by our board of directors in December 2004 to all employees of record on December 31, 2004 (other than the Chief Executive Officer and the Secretary) in amounts equal to their 2004 salaries. The first installment of the bonus was paid on June 1, 2005 and the remainder will be paid on January 3, 2006 solely to eligible individuals who are still in our employ on that date. A decrease in professional fees and other costs of $0.3 million partially offset the increase in G&A for the quarter ended June 30, 2005.

Interest expense. Interest expense decreased $0.4 million for the three months ended June 30, 2005 as compared to the same period in 2004 due primarily to lower average borrowings during the quarter ended in 2005.

Income tax expense. Income tax expense increased from $18.7 million for the quarter ended in 2004 to $25.4 million for the same period in 2005 primarily due to increased taxable income. Our effective tax rate for the three months ended June 30, 2005 and 2004 remained flat at approximately 35%.

Net income. Net income for the three months ended June 30, 2005 increased $11.1 million to $45.8 million. The primary reasons for this increase were as follows:

•	higher oil prices during the quarter ended in 2005 of $45.22 per barrel, as compared to $33.86 per barrel during the same period in 2004;

•	higher natural gas prices during the quarter ended in 2005 of $7.08 per Mcf, as compared to $6.14 per Mcf during the same period in 2004; and

•	lower lease operating expenses and gathering and transportation costs for the quarter ended in 2005 as compared to the same period in 2004.

Offsetting these favorable factors were increases in DD&A, G&A and income taxes.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Oil and natural gas revenues. Oil and natural gas revenues increased $29.9 million to $278.4 million for the six months ended June 30, 2005 as compared to the same period in 2004. Natural gas revenues increased $8.5 million and oil revenues increased $21.4 million. The natural gas revenue increase was caused by a 13% increase in the average realized natural gas price from $5.93 per Mcf for the six months ended June 30, 2004 to $6.72 per Mcf for the same period in 2005, which was offset in part by a 2.0 Bcf sales volume decrease. The oil revenue increase was primarily caused by a 33% increase in the average realized price, from $33.41 per barrel in the 2004 period to $44.47 per barrel in 2005, which was partially offset by a sales volume decrease of 149 MBbls. The volume decreases for oil and natural gas were attributable to natural reservoir declines.

Lease operating expenses. Our lease operating expenses decreased from $35.8 million in the six months ended June 30, 2004 to $34.0 million in the same period of 2005. The decrease resulted from lower operating costs at properties acquired in 2003, partially offset by increases in workover expenses and maintenance projects at certain of our facilities and increases in service costs as compared to the same period in 2004. Depending upon weather and sea conditions, workover and maintenance activity is typically higher during the summer months. On a per Mcfe basis, lease operating expenses increased from $0.84 per Mcfe in the 2004 period to $0.85 per Mcfe for the same period in 2005 as a result of lower sales volumes.

Gathering and transportation costs and production taxes. Gathering and transportation costs increased from $6.5 million for the six months ended June 30, 2004 to $7.2 million for the same period in 2005, due primarily to increased cost of natural gas used in processing operations, which was partially offset by a decrease in the volumes transported. Production taxes increased from $0.1 million for the six months ended June 30, 2004 to $0.4 million for the same period in 2005 due to higher taxable values resulting from higher commodity prices for the period ended in 2005.

Depreciation, depletion, amortization and accretion. DD&A increased from $85.1 million for the six months ended June 30, 2004 to $93.2 million for the same period in 2005. On a per Mcfe basis, DD&A was $2.33 for the six months ended June 30, 2005, compared to $1.99 for the same period in 2004. The increase in DD&A was a result of an increase in total depletable costs due to our drilling activities.

General and administrative expenses. G&A increased from $8.8 million for the six months ended June 30, 2004 to $12.7 million in the same period of 2005 due to increases in personnel costs of $1.0 million, professional fees of $0.4 million and insurance of $0.3 million. Also contributing to the increase in G&A during the six months ended June 30, 2005, are expenses of $0.9 million related to our initial public offering and approximately $1.3 million related to a bonus granted by our board of directors in December 2004 to all employees of record on December 31, 2004 (other than the Chief Executive Officer and the Secretary) in amounts equal to their 2004 salaries. The first installment of the bonus was paid on June 1, 2005 and the remainder will be paid on January 3, 2006 solely to eligible individuals who are still in our employ on that date. During the six months ended June 30, 2005, our board of directors granted 200 shares of our common stock to each employee who had not previously received an award of common stock under the W&T Offshore, Inc. Long-Term Incentive Compensation Plan effective April 15, 2004 or our previous long-term incentive plan, which has been discontinued. This share-based compensation of approximately $0.4 million is reflected in the increase in personnel costs for the six months ended in 2005.

Interest expense. Interest expense decreased $0.7 million for the six months ended June 30, 2005 as compared to the same period in 2004 due primarily to lower average borrowings during the period ended in 2005.

Income tax expense. Income tax expense increased from $39.2 million for the six months ended in 2004 to $46.2 million for the same period in 2005 primarily due to increased taxable income. Our effective tax rate for the six months ended June 30, 2005 and 2004 remained flat at approximately 35%.

Net income. Net income for the six months ended June 30, 2005 increased $12.3 million to $85.1 million. The primary reasons for this increase were as follows:

•	higher oil prices during the six months ended in 2005 of $44.47 per barrel, as compared to $33.41 per barrel during the same period in 2004;

•	higher natural gas prices during the six months ended in 2005 of $6.72 per Mcf, as compared to $5.93 per Mcf during the same period in 2004; and

•	lower lease operating expenses for the six months ended in 2005 as compared to the same period in 2004.

Offsetting these favorable factors were increases in gathering and transportation costs, DD&A, G&A and income taxes.

Liquidity and Capital Resources

Cash flow and working capital. Net cash flow provided by operating activities for the six months ended June 30, 2005 was $198.6 million, compared to $171.8 million for the comparable period in 2004. This increase was primarily attributable to higher realized prices on sales of oil and natural gas. Net cash flow used in investing activities totaled $147.2 million and $120.8 million during the first six months of 2005 and 2004, respectively, which primarily represents our investment in oil and gas properties. Net cash flow used in financing activities totaled $37.2 million and $44.3 million for the six months ended June 30, 2005 and 2004, respectively. The balance of cash and cash equivalents increased from $10.7 million as of June 30, 2004 to $79.1 million as of June 30, 2005. In recent years, we have been able to fund our investing activities and repay long-term debt borrowings with our operating cash flow.

In July 2005, our production was deferred by approximately 0.4 Bcfe (net) due to weather-related downtime from Tropical Storm Cindy and Hurricane Dennis.

The operator of a major offshore pipeline previously informed us that repairs mandated by the U.S. Department of Transportation require that the pipeline be shut-in for approximately six weeks; however, the estimated pipeline shut-in period has been revised to approximately two weeks. The repairs are expected to begin in May 2006. This will result in the deferral, but not the loss, of approximately 0.4 Bcfe (net) of production, which will impact the second quarter of 2006.

We had working capital deficits at June 30, 2005 and December 31, 2004 of $5.0 million and $10.5 million, respectively. Our credit agreement enables us to consider our available borrowings as current assets when calculating our working capital compliance ratio; therefore, we were in compliance with our credit agreement at June 30, 2005 and December 31, 2004. Working capital deficits are not unusual at the end of a period and are usually the result of accounts payable related to exploration and development costs. We believe that our working capital balance should be viewed in conjunction with our cash provided by operations and the availability of borrowings under our bank credit facility when measuring liquidity. At June 30, 2005, $225.0 million was available for borrowing under our bank credit facility. Thus, working capital deficits have not had a material adverse effect on our ability to conduct our operations or acquire properties.

During the six months ended June 30, 2005 and 2004, we did not have any hedges outstanding and we have not entered into any hedges as of the date of this report.

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

Credit facility. Effective March 15, 2005, we entered into a $300 million secured revolving credit facility with an initial borrowing base of $230 million, which is subject to redetermination on March 1 and September 1 of each year. At June 30, 2005, the Borrowing Base amount was $230 million, the outstanding loan balance on the revolving line of credit was $0, excluding $5 million of outstanding letters of credit, and the available line of credit was $225 million. In July 2005, the outstanding letter of credit was reduced from $5 million to an amount not to exceed $0.3 million. If the borrowing base of the credit facility is determined to be lower than the then outstanding amount of loans and letters of credit, we must pay the difference in three monthly installments or provide additional collateral satisfactory to the lenders. The revolving line of credit matures on March 15, 2009 and is secured by substantially all of our oil and gas properties. Interest accrues either (1) at the higher of the Prime Rate or the Federal Funds Rate plus 0.50% plus a margin which varies from 0.0% to 0.625% depending upon the ratio of the amounts outstanding to the borrowing base or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate, plus a margin that varies from 1.25% to 1.875%, depending upon the ratio of the amounts outstanding to the borrowing base.

Our credit agreement contains covenants that restrict the payment of cash dividends to a maximum of $30 million per year, borrowings other than from our credit facility, sales of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders. We are also subject to various financial covenants, including a minimum tangible net worth ratio, a minimum current ratio and a minimum interest coverage ratio. We were in compliance with these covenants on June 30, 2005.

Capital expenditures. The level of our investment in oil and gas properties changes from time to time, depending on numerous factors, including the price of oil and gas, acquisition opportunities and the results of our exploration and development activities. For the six months ended June 30, 2005, capital expenditures of $147.1 million included $61.6 million for development activities, $69.7 million for exploration, $15.7 million for acquisition and other leasehold activity and $0.1 million for other capital items. These expenditures do not include any amount of capitalized salaries or capitalized interest but do include dry hole costs of $10.5 million. Our capital expenditures for the six months ended June 30, 2005 were primarily financed by net cash flow provided by operating activities.

Of the drilling, completion and facilities expenditures budgeted for 2005, we spent $56.3 million in the deepwater, $21.5 million on the deep shelf and $53.5 million on the conventional shelf and onshore projects. Additionally, we spent $6.6 million on expensed workovers and major maintenance projects and $8.5 million for plug and abandonment expenses.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to our critical accounting policies during the periods ended June 30, 2005.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 4 – Asset Retirement Obligations, Note 7 – Share-Based Compensation, Note 9 – Income Taxes and Note 10 – Recent Accounting Pronouncements of Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our potential exposure to market risks, including commodity price risk and interest rate risk is included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. We do not currently use derivatives to manage exposure to commodity price and interest rate risks but may do so in the future. As of June 30, 2005, there have been no material changes in our market risk exposure.

Item 4. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of June 30, 2005 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of shareholders during W&T’s Annual Meeting of Shareholders held on May 26, 2005.

Election of Directors – Our shareholders elected the five nominees for director to serve until the 2006 Annual Meeting of Shareholders by the following vote.

Nominee	For	Withheld
Tracy W. Krohn	58,456,374	5,743,087
Jerome F. Freel	58,494,024	5,705,437
Stuart B. Katz	63,634,219	565,242
James L. Luikart	63,750,337	449,124
Virginia Boulet	58,575,951	5,623,510

Item 6. Exhibits

Exhibit Number	Description
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2005.

W&T OFFSHORE, INC.

By:	/s/ WILLIAM W. TALAFUSE
William W. Talafuse
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.