Form 10-Q
period 2005-09-30
W&T OFFSHORE INC
filed 2005-11-14
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company.     Yes  ☐    No  ☒

As of November 14, 2005, there were 65,979,675 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries. This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in “Factors That Could Affect Future Results” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004 and may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report. We assume no obligation, nor do we intend, to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$140,510	$64,975
Receivables:
Oil and gas sales	22,317	40,427
Joint interest and other	21,259	22,165
Income taxes	—	9,122

Total receivables	43,576	71,714
Royalty deposits	5,166	5,166
Prepaid expenses and other assets	4,654	4,127

Total current assets	193,906	145,982
Property and equipment – at cost:
Oil and gas properties and equipment – full cost method of accounting	1,372,586	1,140,740
Furniture, fixtures and other	6,985	6,627

Total property and equipment	1,379,571	1,147,367
Less accumulated depreciation, depletion and amortization	675,120	543,154

Net property and equipment	704,451	604,213
Deferred financing costs, less accumulated amortization	1,140	517
Restricted deposits for asset retirement obligations	10,259	10,072
Investments	1,822	—

Total assets	$911,578	$760,784

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$119,626	$107,220
Undistributed oil and gas proceeds	8,589	13,286
Asset retirement obligations	26,080	27,489
Accrued liabilities	7,237	8,452
Income taxes	14,547	—

Total current liabilities	176,079	156,447
Long-term debt	—	35,000
Asset retirement obligations, less current portion	113,985	114,937
Deferred income taxes	124,610	92,093
Other liabilities	2,429	2,429
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, $0.00001 par value; 2,000,000 shares authorized; issued and outstanding none and 2,000,000 shares at September 30, 2005 and December 31, 2004, respectively	—	45,435
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 65,970,424 and 52,611,674 shares at September 30, 2005 and December 31, 2004, respectively	1	—
Additional paid-in capital	52,303	6,478
Retained earnings	442,171	307,965

Total shareholders’ equity	494,475	359,878

Total liabilities and shareholders’ equity	$911,578	$760,784

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Oil and gas revenues	$153,355	$120,381	$431,744	$368,908
Other	70	153	532	952

Total revenues	153,425	120,534	432,276	369,860
Operating costs and expenses:

Lease operating	18,226	17,147	52,253	52,956
Production taxes	184	73	631	175
Gathering and transportation	2,367	3,834	9,555	10,290
Depreciation, depletion and amortization	43,403	33,663	131,967	114,299
Asset retirement obligation accretion	2,203	2,345	6,829	6,830
General and administrative	6,524	4,552	19,187	13,316

Total costs and expenses	72,907	61,614	220,422	197,866

Operating income	80,518	58,920	211,854	171,994

Other income (expense):
Interest and dividend income	844	78	1,334	201
Interest expense	(263)	(456)	(866)	(1,725)

Total other income (expense)	581	(378)	468	(1,524)

Income before income taxes	81,099	58,542	212,322	170,470
Income taxes	27,997	20,489	74,156	59,664

Net income	53,102	38,053	138,166	110,806
Less preferred stock dividends	—	300	—	600

Net income applicable to common and common equivalent shares	$53,102	$37,753	$138,166	$110,206

Per common share:
Net income – basic	$0.80	$0.72	$2.14	$2.10
Net income – diluted	0.80	0.58	2.09	1.68
Dividends	0.02	0.02	0.06	0.04

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$138,166	$110,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	138,796	121,129
Amortization of debt issuance costs	262	346
Share-based compensation	390	391
Deferred income taxes	32,517	21,690
Changes in operating assets and liabilities:
Oil and gas receivables	18,110	14,827
Joint interest and other receivables	906	7,522
Income taxes payable, net of receivable	23,669	(17,665)
Prepaid expenses, royalty deposits and other assets	(523)	(4,399)
Asset retirement obligations	(13,573)	(7,959)
Accounts payable and accrued liabilities	5,174	13,101

Net cash provided by operating activities	343,894	259,789

Investing activities:
Investment in oil and gas property and equipment	(229,241)	(173,118)
Proceeds from sales of oil and gas property and equipment	1,777	119
Investment in marketable securities	(1,822)	—
Purchases of furniture, fixtures and other	(358)	(472)
Change in restricted deposits	(187)	39

Net cash used in investing activities	(229,831)	(173,432)

Financing activities:
Borrowings of long-term debt	2,550	160,300
Repayments of borrowings of long-term debt	(37,550)	(227,300)
Dividends to shareholders	(2,639)	(2,968)
Equity offering costs	—	(1,264)
Debt issuance costs	(889)	—

Net cash used in financing activities	(38,528)	(71,232)

Increase in cash and cash equivalents	75,535	15,125
Cash and cash equivalents, beginning of period	64,975	4,016

Cash and cash equivalents, end of period	$140,510	$19,141

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

2. Initial Public Offering

On January 28, 2005, certain shareholders of our common stock sold 12,655,263 shares pursuant to a registration statement that we filed with the SEC at an initial public offering price of $19.00 per share. The Company did not receive any of the net proceeds from this offering; however, during the nine month period ended September 30, 2005, we did incur costs associated with the offering of $0.9 million which are included in general and administrative expenses. Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “WTI”. In connection with our initial public offering, all 2,000,000 shares of the Company’s preferred stock were converted into a total of 13,338,350 shares of common stock.

3. Long-Term Debt

Effective March 15, 2005, we entered into a $300 million secured revolving credit facility with an initial borrowing base of $230 million, which is subject to redetermination on March 1 and September 1 of each year. At September 30, 2005, the Borrowing Base amount was $230 million, the outstanding loan balance on the revolving line of credit was $0, excluding $0.3 million of outstanding letters of credit, and the available line of credit was $229.7 million. If the borrowing base of the credit facility is determined to be lower than the then outstanding amount of loans and letters of credit, we must pay the difference in three monthly installments or provide additional collateral satisfactory to the lenders. The revolving line of credit matures on March 15, 2009 and is secured by substantially all of our oil and gas properties. Interest accrues either (1) at the higher of the Prime Rate or the Federal Funds Rate plus 0.50% plus a margin which varies from 0.0% to 0.625% depending upon the ratio of the amounts outstanding to the borrowing base or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate, plus a margin that varies from 1.25% to 1.875%, depending upon the ratio of the amounts outstanding to the borrowing base.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Our credit agreement contains covenants that restrict the payment of cash dividends to a maximum of $30 million per year, borrowings other than from our credit facility, sales of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders. We are also subject to various financial covenants, including a minimum tangible net worth ratio, a minimum current ratio and a minimum interest coverage ratio. We were in compliance with these covenants on September 30, 2005.

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

Balance, January 1, 2005	$142,426
Liabilities settled	(13,573)
Accretion of discount	6,829
Liabilities incurred	3,553
Revisions of estimated liabilities	830

Balance, September 30, 2005	140,065
Less current portion	26,080

Long-term	$113,985

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

5. Dividends

On September 30, 2005, our board of directors declared a cash dividend of $0.02 per common share, payable on November 1, 2005 to shareholders of record on October 14, 2005. On August 1, 2005, we paid a cash dividend of $0.02 per common share to shareholders of record on July 15, 2005.

On October 26, 2004, the board of directors declared a 6.669173211-for-1 split of our common stock, which was paid on November 30, 2004 in the form of a stock dividend. For the periods ended September 30, 2004, the share and per share data reflected in the consolidated financial statements have been adjusted to give effect to the common stock split.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Net Income Per Share

Basic and diluted net income per share is computed based on the information as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common and common equivalent shares	$53,102	$37,753	$138,166	$110,206
Add preferred stock dividends	—	300	—	600

Adjusted net income applicable to common and common equivalent shares	$53,102	$38,053	$138,166	$110,806

Weighted average number of common shares (basic)	65,970	52,612	64,649	52,601
Weighted average common shares assumed issued upon conversion of the preferred stock	—	13,338	1,319	13,338

Weighted average number of common and common equivalent shares (diluted)	65,970	65,950	65,968	65,939

Net income applicable to common and common equivalent shares:
Basic	$0.80	$0.72	$2.14	$2.10
Diluted	$0.80	$0.58	$2.09	$1.68

7. Share-Based Compensation

In connection with our initial public offering and in accordance with terms of the W&T Offshore, Inc. Long-Term Incentive Compensation Plan effective April 15, 2004 (“LTICP”), our board of directors granted 200 shares of our common stock to each of 95 employees. These shares were valued at the initial offering price of $19.00 per share. Also during 2005, our board of directors granted to certain employees a total of 1,400 shares of our common stock valued at the closing sale price as reported by the New York Stock Exchange on the dates of grant. Employees receiving these awards had not previously received such an award of common stock under the LTICP or our previous long-term incentive compensation plan, which has been discontinued. For the nine months ended September 30, 2005, approximately $0.5 million related to these share-based awards is included in general and administrative expenses, substantially all of which was recorded in the first quarter of 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, that establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) eliminates the alternative use of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) was originally effective for us beginning July 1, 2005; however, in April 2005, the SEC issued press release 2005-57, which extended the

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

implementation date of SFAS No. 123(R) such that SFAS No. 123(R) is now effective for us beginning January 1, 2006. During the third quarter of 2005, the FASB continued to issue new and proposed guidance related to SFAS No. 123(R). Since guidance related to this statement is not complete, we are continuing to evaluate what impact the adoption of SFAS No. 123(R) will have on our financial statements; however, since our previous share-based payments have been recorded at fair value and since we currently have no stock options outstanding, we do not expect the adoption of SFAS No. 123(R) will have an impact on our consolidated financial statements.

8. Related Party Transactions

Virginia Boulet, who serves as special counsel to Adams and Reese LLP, was appointed to our board of directors on March 25, 2005. During the nine months ended September 30, 2005, we paid approximately $0.4 million to Adams and Reese LLP for legal services.

We utilize the services of an employment placement firm owned by the wife of the Chief Executive Officer. During the nine month periods ended September 30, 2005 and 2004, we paid approximately $0.2 million and $0.3 million, respectively, to this firm for temporary staffing services and recruitment fees.

9. Income Taxes

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 provided guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the tax deduction on “qualified production activities.” This deduction is available beginning in 2005 and did not have a material impact on our effective income tax rate for the periods ended September 30, 2005.

The Katrina Emergency Tax Relief Act of 2005, signed on September 23, 2005, postponed tax deadlines with a due date falling on or after August 29, 2005 until February 28, 2006 for taxpayers affected by Hurricane Katrina. On September 26, 2005, the Internal Revenue Service postponed tax deadlines with a due date falling on or after September 23, 2005 until February 28, 2006 for taxpayers affected by Hurricane Rita. Consequently, our estimated federal income tax payment due on September 15, 2005 was deferred to a date on or about February 28, 2006 and we anticipate that we will elect to defer our estimated federal income tax payment due on December 15, 2005 to such date in February 2006.

10. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change, in which case changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncement. We do not currently believe that this statement will have an impact on our consolidated financial statements.

11. Hurricanes Katrina and Rita

During the third quarter of 2005, Hurricanes Katrina and Rita caused property damage and disruptions to our exploration and production activities.

We have notified our insurance underwriters of our potential losses and that we will file claims for damages cause by these hurricanes. We have been assigned and have been working with an adjuster and are evaluating and documenting the hurricane damage. Our insurance policy covering physical damage has a cumulative annual deductible of $5 million that must be satisfied before we are indemnified for losses. We do not carry business interruption insurance.

We believe that our insurance coverage is adequate to cover losses associated with Hurricanes Katrina and Rita and are not aware of any reason why coverage may be limited or denied; however, it is possible that the insurance companies may contest our claims. We expect that our available cash and cash equivalents, cash flow from operations and the availability of our credit facility will be sufficient to meet any uninsured expenditures.

12. Incentive Plan

In October 2005, we adopted the W&T Offshore, Inc. 2005 Annual Incentive Plan (the “2005 Plan”). The 2005 Plan includes all employees of the Company except those executive officers (including the Chief Executive Officer) who, by written agreement, have elected not to participate. Only those eligible employees who are employed by the Company on the date a bonus is paid under the 2005 Plan will be entitled to receive such bonus.

Under the 2005 Plan, eligible employees earn cash bonuses and awards of restricted stock from a bonus pool equating to a maximum value of five percent of adjusted pre-tax income as determined by the Compensation Committee of the board of directors. Bonuses under the 2005 Plan consist of a general bonus and an Extraordinary Performance Bonus. Each category of bonus includes cash and restricted stock and will be awarded to an employee based on pre-determined percentages of that employee’s base salary. However, the Extraordinary Performance Bonus will be paid only if the Company achieves certain performance goals, which may be adjusted by the Compensation Committee for extraordinary or unusual items or events. Shares of restricted stock awarded under the 2005 Plan vest in three equal annual installments with the first such installment vesting on December 31 of the year in which the bonus is paid. Bonuses for 2005 are payable on or before April 2, 2006. We expect to accrue approximately $2.0 million in the fourth quarter of 2005 related to the cash portion of the general bonus.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

W&T Offshore, Inc. and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of W&T Offshore, Inc. and Subsidiaries as of September 30, 2005, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

November 14, 2005

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

During the third quarter of 2005 –

•	Despite lower sales volumes in the wake of Hurricanes Katrina and Rita, net income increased 39% to $53.1 million as compared to the third quarter of 2004 primarily due to sharply increased oil and natural gas prices.

•	We participated in drilling three successful exploration wells and two successful development wells in the Gulf of Mexico, one of which was in the deepwater and four were on the conventional shelf.

•	We expect to drill at least 27 exploration wells and seven development wells by year-end.

•	We funded capital expenditures of $82 million with cash flow from operating activities.

•	We experienced higher lease operating expenses, depreciation, depletion and amortization, general and administrative expenses and income taxes as compared to the third quarter of 2004.

•	Our board of directors declared a cash dividend of $0.02 per common share, payable on November 1, 2005 to shareholders of record on October 14, 2005. On August 1, 2005, we paid a cash dividend of $0.02 per common share to shareholders of record on July 15, 2005.

•	As of September 30, 2005, we had $141 million in cash and cash equivalents and no long-term debt.

Effects on Production from Storms in the Gulf of Mexico

In 2005, four storms (Tropical Storm Cindy and Hurricanes Dennis, Katrina and Rita) caused production delays and deferrals. The majority of these production delays and deferrals were attributable to Hurricanes Katrina and Rita. For the full year 2005, we expect that these storms will result in the deferral of approximately 16.5 – 17.5 Bcfe of production. As of November 10, 2005, our production was approximately 160 MMcfe per day (net) and production of approximately 85 MMcfe per day (net) remained shut-in. We expect additional production to return online in the fourth quarter of 2005 as field repairs continue and third party processing plants and pipelines are brought back online. We expect to return to pre-Katrina production levels in the second quarter of 2006.

Results of Operations

The following table sets forth selected operating data for the periods indicated (all values are net to our interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Natural gas (Bcf)	11.5	12.6	37.1	40.3
Oil (MMBbls)	1.0	1.2	3.4	3.7
Total natural gas and oil (Bcfe) (1) (2)	17.5	19.8	57.4	62.7

Average daily equivalent sales (MMcfe/d) (2)	189.7	215.3	210.3	228.7

Average realized sales prices:
Natural gas ($/Mcf)	$8.64	$5.90	$7.31	$5.92
Oil ($/Bbl)	54.39	38.34	47.38	34.99
Natural gas equivalent ($/Mcfe)	8.79	6.08	7.52	5.89

Average per Mcfe data ($/Mcfe):
Lease operating expenses	$1.04	$0.87	$0.91	$0.85
Gathering, transportation cost and production taxes	0.15	0.20	0.18	0.17
Depreciation, depletion, amortization and accretion	2.61	1.82	2.42	1.93
General and administrative expenses	0.37	0.23	0.33	0.21
Net cash provided by operating activities	8.33	4.44	5.99	4.15
EBITDA (3)	7.23	4.79	6.11	4.68

Total number of wells drilled (gross)	5	9	19	29
Total number of productive wells drilled (gross)	5	8	16	21

(1)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).
(2)	We did not engage in any hedging transactions during the periods presented.
(3)	We define EBITDA as net income plus income tax expense, net interest expense, and depreciation, depletion, amortization and accretion. Although not prescribed under generally accepted accounting principles, we believe the presentation of EBITDA is relevant and useful because it helps our investors understand our operating performance and makes it easier to compare our results with those of other companies that have different financing, capital or tax structures. EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$53,102	$38,053	$138,166	$110,806
Income taxes	27,997	20,489	74,156	59,664
Net interest (income) expense	(581)	378	(468)	1,524
Depreciation, depletion, amortization and accretion	45,606	36,008	138,796	121,129

EBITDA	$126,124	$94,928	$350,650	$293,123

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Oil and natural gas revenues. Oil and natural gas revenues increased $33.0 million to $153.4 million for the three months ended September 30, 2005 as compared to the same period in 2004. Natural gas revenues increased $24.9 million and oil revenues increased $8.1 million. The natural gas revenue increase was primarily caused by a 46% increase in the average realized natural gas price from $5.90 per Mcf for the three months ended September 30, 2004 to $8.64 per Mcf for the same period in 2005, which was partially offset by a sales volume decrease of 1.1 Bcf. The oil revenue increase was caused by a 42% increase in the average realized price, from $38.34 per barrel in the 2004 period to $54.39 per barrel in 2005, which was partially offset by a sales volume decrease of 205 MBbls. The volume decreases for oil and natural gas were primarily attributable to the deferral of production caused by Hurricanes Katrina and Rita.

Lease operating expenses. Our lease operating expenses increased from $17.1 million in the quarter ended September 30, 2004 to $18.2 million in the same period of 2005. The increase includes approximately $0.2 million to repair damage to our facilities caused by Hurricanes Katrina and Rita. We also experienced higher operating costs due to an additional interest we acquired in East Cameron 321 and increased expenses for maintenance projects at certain of our facilities, offset by a decrease in workover expenses due to delays caused by Hurricanes Katrina and Rita in the 2005 period. On a per Mcfe basis, lease operating expenses increased 20%, from $0.87 per Mcfe in the 2004 period to $1.04 per Mcfe in 2005 due to higher costs and lower sales volumes in the current quarter.

Gathering and transportation costs and production taxes. Gathering and transportation costs decreased from $3.8 million for the three months ended September 30, 2004 to $2.4 million for the same period in 2005, due primarily to a decrease in volumes transported, which was partially offset by increased cost of natural gas used in processing operations. Production taxes increased from $0.1 million for the three months ended September 30, 2004 to $0.2 million for the same period in 2005 due to higher taxable values resulting from higher commodity prices for the period ended in 2005.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased from $36.0 million for the quarter ended September 30, 2004 to $45.6 million for the same period in 2005. The increase in DD&A was a result of increased capital spending and higher drilling and service costs in 2005. DD&A was favorably affected in the quarters ended September 30, 2005 and 2004 by the additions of reserves through the periods ended July 1, 2005 and 2004, respectively. On a per Mcfe basis, DD&A was $2.61 for the three months ended September 30, 2005, compared to $1.82 for the same period in 2004.

General and administrative expenses. General and administrative expenses (“G&A”) increased from $4.5 million for the three months ended September 30, 2004 to $6.5 million in the same period of 2005 due to an increase in personnel costs of $0.5 million and expenses associated with Hurricanes Katrina and Rita of $0.7 million. Also contributing to the increase in G&A for the quarter ended September 30, 2005 is $0.8 million related to a bonus granted by our board of directors in December 2004 to all employees of record on December 31, 2004 (other than the Chief Executive Officer and the Secretary) in amounts equal to their 2004 salaries. The first installment of the bonus was paid on June 1, 2005 and the remainder will be paid on January 3, 2006 solely to eligible individuals who are still in our employ on that date.

Interest expense. Interest expense decreased $0.2 million for the three months ended September 30, 2005 as compared to the same period in 2004 due primarily to lower average borrowings during the quarter ended in 2005.

Income tax expense. Income tax expense increased from $20.5 million for the quarter ended in 2004 to $28.0 million for the same period in 2005 primarily due to increased taxable income. Our effective tax rate for the three months ended September 30, 2005 and 2004 remained flat at approximately 35%.

Net income. Net income for the three months ended September 30, 2005 increased $15.0 million to $53.1 million compared to the same period in 2004. The primary reasons for this increase were as follows:

•	higher oil prices during the quarter ended in 2005 of $54.39 per barrel, as compared to $38.34 per barrel during the same period in 2004;

•	higher natural gas prices during the quarter ended in 2005 of $8.64 per Mcf, as compared to $5.90 per Mcf during the same period in 2004; and

•	lower gathering and transportation costs for the quarter ended in 2005 as compared to the same period in 2004.

Offsetting these favorable factors were lower sales volumes and increases in lease operating expenses, DD&A, G&A and income taxes.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Oil and natural gas revenues. Oil and natural gas revenues increased $62.8 million to $431.7 million for the nine months ended September 30, 2005 as compared to the same period in 2004. Natural gas revenues increased $33.3 million and oil revenues increased $29.5 million. The natural gas revenue increase was caused by a 23% increase in the average realized natural gas price from $5.92 per Mcf for the nine months ended September 30, 2004 to $7.31 per Mcf for the same period in 2005, which was offset in part by a 3.2 Bcf sales volume decrease. The oil revenue increase was primarily caused by a 35% increase in the average realized price, from $34.99 per barrel in the 2004 period to $47.38 per barrel in 2005, which was partially offset by a sales volume decrease of 354 MBbls. The volume decreases for oil and natural gas were attributable to the deferral of production caused by Hurricanes Katrina and Rita as well as natural reservoir declines.

Lease operating expenses. Our lease operating expenses decreased from $52.9 million in the nine months ended September 30, 2004 to $52.2 million in the same period of 2005. Lower operating costs at properties acquired in 2003 were partially offset by higher workover expenses and maintenance projects in 2005. Included in the 2005 period is approximately $0.2 million to repair damage to our facilities caused by Hurricanes Katrina and Rita. On a per Mcfe basis, lease operating expenses increased from $0.85 per Mcfe in the 2004 period to $0.91 per Mcfe for the same period in 2005 as a result of lower sales volumes in the 2005 period.

Gathering and transportation costs and production taxes. Gathering and transportation costs decreased from $10.3 million for the nine months ended September 30, 2004 to $9.6 million for the same period in 2005, due primarily to a decrease in volumes transported, which was partially offset by increased cost of natural gas used in processing operations. Production taxes increased from $0.2 million for the nine months ended September 30, 2004 to $0.6 million for the same period in 2005 due to higher taxable values resulting from higher commodity prices for the period ended in 2005.

Depreciation, depletion, amortization and accretion. DD&A increased from $121.1 million for the nine months ended September 30, 2004 to $138.8 million for the same period in 2005. Although sales volumes were lower in the nine months ended September 30, 2005 compared to the same period in 2004, DD&A increased as a result of increased capital spending and higher drilling and service costs in 2005. On a per Mcfe basis, DD&A was $2.42 for the nine months ended September 30, 2005, compared to $1.93 for the same period in 2004.

General and administrative expenses. G&A increased from $13.3 million for the nine months ended September 30, 2004 to $19.2 million in the same period of 2005 due to increases in personnel costs of $1.6 million, professional fees of $0.4 million, insurance of $0.3 million and expenses associated with Hurricanes Katrina and Rita of $0.7 million. Also contributing to the increase in G&A during the nine months ended September 30, 2005, are expenses of $0.9 million related to our initial public offering and approximately $2.0 million related to a bonus granted by our board of directors in December 2004 to all employees of record on December 31, 2004 (other than the Chief Executive Officer and the Secretary) in amounts equal to their 2004 salaries. The first installment of the bonus was paid on June 1, 2005 and the remainder will be paid on January 3, 2006 solely to eligible individuals who are still in our employ on that date. During the nine months ended September 30, 2005, our board of directors granted 200 shares of our common stock to each employee who had not previously received an award of common stock under the W&T Offshore, Inc. Long-Term Incentive Compensation Plan effective April 15, 2004 or our previous long-term incentive plan, which has been discontinued. This share-based compensation of $0.5 million is reflected in the increase in personnel costs for the nine months ended in 2005 and relates to the issuance of 20,400 shares of our common stock.

Interest expense. Interest expense decreased $0.9 million for the nine months ended September 30, 2005 as compared to the same period in 2004 due primarily to lower average borrowings during the period ended in 2005.

Income tax expense. Income tax expense increased from $59.7 million for the nine months ended in 2004 to $74.2 million for the same period in 2005 primarily due to increased taxable income. Our effective tax rate for the nine months ended September 30, 2005 and 2004 remained flat at approximately 35%.

Net income. Net income for the nine months ended September 30, 2005 increased $27.4 million to $138.2 million compared to the same period in 2004. The primary reasons for this increase were as follows:

•	higher oil prices during the nine months ended in 2005 of $47.38 per barrel, as compared to $34.99 per barrel during the same period in 2004;

•	higher natural gas prices during the nine months ended in 2005 of $7.31 per Mcf, as compared to $5.92 per Mcf during the same period in 2004; and

•	lower lease operating expenses and gathering and transportation costs for the nine months ended in 2005 as compared to the same period in 2004.

Offsetting these favorable factors were lower sales volumes and increases in production taxes, DD&A, G&A and income taxes.

Liquidity and Capital Resources

Cash flow and working capital. Net cash flow provided by operating activities for the nine months ended September 30, 2005 was $343.9 million, compared to $259.8 million for the comparable period in 2004. This increase was primarily attributable to higher realized prices on sales of oil and natural gas and lower estimated federal income tax payments in the nine months ended September 30, 2005 as compared to the same period in 2004, offset by lower sales volumes in the 2005 period. Net cash flow used in investing activities totaled $229.8 million and $173.4 million during the first nine months of 2005 and 2004, respectively, which primarily represents our investment in oil and gas properties. Net cash flow used in financing activities was $38.5 million during the nine months ended September 30, 2005 compared to $71.2 million for the same period in 2004, which primarily represents repayments on our revolving credit facility, net of borrowings. The balance of cash and cash equivalents increased from $19.1 million as of September 30, 2004 to $140.5 million as of September 30, 2005. In recent years, we have been able to fund our investing activities and repay long-term debt borrowings with our operating cash flow.

We anticipate our fourth quarter 2005 production volumes will be negatively impacted by production deferrals related to Hurricanes Katrina and Rita; however, continued high commodity prices could significantly offset the impact of this deferred production on cash flows from operations.

We maintain insurance against many of the risks associated with exploration and production activities in the Gulf of Mexico. We have notified our insurance underwriters of our potential losses and that we will file claims for damages caused by these hurricanes. We have been assigned and have been working with an adjuster and are evaluating and documenting the hurricane damage. Our insurance policy covering physical damage has a cumulative annual deductible of $5 million that must be satisfied before we are indemnified for losses. We do not carry business interruption insurance. We believe that our insurance coverage is adequate to cover losses associated with Hurricanes Katrina and Rita and are not aware of any reason why coverage may be limited or denied; however, it is possible that the insurance companies may contest our claims. We expect that our available cash and cash equivalents, cash flow from operations and the availability of our credit facility will be sufficient to meet any uninsured expenditures.

The Katrina Emergency Tax Relief Act of 2005, signed on September 23, 2005, postponed tax deadlines with a due date falling on or after August 29, 2005 until February 28, 2006 for taxpayers affected by Hurricane Katrina. On September 26, 2005, the Internal Revenue Service postponed tax deadlines with a due date falling on or after September 23, 2005 until February 28, 2006 for taxpayers affected by Hurricane Rita. Consequently, our estimated federal income tax payment due on September 15, 2005 was deferred to a date on or about February 28, 2006 and we anticipate that we will elect to defer our estimated federal income tax payment due on December 15, 2005 to such date in February 2006.

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

During the nine months ended September 30, 2005 and 2004, we did not have any hedges outstanding and we have not entered into any hedges as of the date of this report.

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

Credit facility. Effective March 15, 2005, we entered into a $300 million secured revolving credit facility with an initial borrowing base of $230 million, which is subject to redetermination on March 1 and September 1 of each year. At September 30, 2005, the Borrowing Base amount was $230 million, the outstanding loan balance on the revolving line of credit was $0, excluding $0.3 million of outstanding letters of credit, and the available line of credit was $229.7 million. In July 2005, the outstanding letter of credit was reduced from $5 million to an amount not to exceed $0.3 million. If the borrowing base of the credit facility is determined to be lower than the then outstanding amount of loans and letters of credit, we must pay the difference in three monthly installments or provide additional collateral satisfactory to the lenders. The revolving line of credit matures on March 15, 2009 and is secured by substantially all of our oil and gas properties. Interest accrues either (1) at the higher of the Prime Rate or the Federal Funds Rate plus 0.50% plus a margin which varies from 0.0% to 0.625% depending upon the ratio of the amounts outstanding to the borrowing base or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate, plus a margin that varies from 1.25% to 1.875%, depending upon the ratio of the amounts outstanding to the borrowing base.

Our credit agreement contains covenants that restrict the payment of cash dividends to a maximum of $30 million per year, borrowings other than from our credit facility, sales of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders. We are also subject to various financial covenants, including a minimum tangible net worth ratio, a minimum current ratio and a minimum interest coverage ratio. We were in compliance with these covenants on September 30, 2005.

Capital expenditures. The level of our investment in oil and gas properties changes from time to time, depending on numerous factors, including the price of oil and gas, acquisition opportunities and the results of our exploration and development activities. For the nine months ended September 30, 2005, capital expenditures of $229.6 million included $122.5 million for development activities, $84.8 million for exploration, $22.0 million for acquisition and other leasehold activity and $0.3 million for other capital items. These expenditures do not include any amount of capitalized salaries or capitalized interest but do include dry hole costs of $11.3 million. Our capital expenditures for the nine months ended September 30, 2005 were primarily financed by net cash flows provided by operating activities.

Of the drilling, completion and facilities expenditures budgeted for 2005, we spent $82.8 million in the deepwater, $22.6 million on the deep shelf and $101.9 million on the conventional shelf and other projects. Additionally, we spent $10.6 million on expensed workovers and major maintenance projects and $13.6 million for plug and abandonment expenses.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to our critical accounting policies during the quarter ended September 30, 2005.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 4 – Asset Retirement Obligations, Note 7 – Share-Based Compensation, Note 9 – Income Taxes and Note 10 – Recent Accounting Pronouncements of Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A description of our potential exposure to market risks, including commodity price risk and interest rate risk is included in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. We do not currently use derivatives to manage exposure to commodity price and interest rate risks but may do so in the future. As of September 30, 2005, there have been no material changes in our market risk exposure.

Item 4. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of September 30, 2005 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 18 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

W&T OFFSHORE, INC.

By:	/s/ WILLIAM W. TALAFUSE
William W. Talafuse
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement by and between W&T Offshore, Inc. and Stephen A. Landry, dated October 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2005).

10.2	Indemnification and Hold Harmless Agreement by and between W&T Offshore, Inc. and Stephen A. Landry, dated October 19, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 19, 2005).

10.3	Employment Agreement dated October 20, 2005, by and between the Company and W. Reid Lea (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 26, 2005).

10.4	Employment Agreement dated October 20, 2005, by and between the Company and Joseph P. Slattery (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 26, 2005).

10.5	Employment Agreement dated October 20, 2005, by and between the Company and Jeffrey M. Durrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 26, 2005).

10.6	W&T Offshore, Inc. 2005 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 27, 2005).

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.