Form 10-Q
period 2006-03-31
W&T OFFSHORE INC
filed 2006-05-15
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

As of May 15, 2006, there were 66,139,487 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005 and may be discussed from time to time in our reports filed with the Securities and Exchange Commission subsequent to this report. We assume no obligation, nor do we intend, to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$136,053	$187,698
Receivables:
Oil and gas sales	29,184	43,892
Joint interest and other	56,031	39,731

Total receivables	85,215	83,623
Royalty deposits	5,166	5,166
Prepaid expenses and other assets	31,429	7,337

Total current assets	257,863	283,824
Property and equipment – at cost:
Oil and gas properties and equipment – full cost method of accounting	1,600,161	1,479,832
Furniture, fixtures and other	9,290	7,033

Total property and equipment	1,609,451	1,486,865
Less accumulated depreciation, depletion and amortization	764,421	717,583

Net property and equipment	845,030	769,282
Restricted deposits for asset retirement obligations	10,426	10,348
Other assets	7,867	1,066

Total assets	$1,121,186	$1,064,520

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$155,843	$143,049
Undistributed oil and gas proceeds	8,564	11,667
Asset retirement obligations	37,511	39,653
Accrued liabilities	5,384	5,714
Income taxes	37,003	31,609

Total current liabilities	244,305	231,692
Long-term debt	—	40,000
Asset retirement obligations, less current portion	115,367	112,621
Deferred income taxes	158,833	134,395
Other liabilities	4,021	2,429
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 66,140,252 and 65,979,875 shares at March 31, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	53,762	52,332
Retained earnings	544,897	491,050

Total shareholders’ equity	598,660	543,383

Total liabilities and shareholders’ equity	$1,121,186	$1,064,520

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Oil and gas revenues	$156,852	$128,724
Commodity derivative income	5,276	—
Other	2	348

Total revenues	162,130	129,072

Operating costs and expenses:
Lease operating	15,780	16,153
Production taxes	50	259
Gathering and transportation	1,206	4,237
Depreciation, depletion and amortization	46,838	38,957
Asset retirement obligation accretion	2,254	2,312
General and administrative	11,660	6,909

Total costs and expenses	77,788	68,827

Operating income	84,342	60,245

Other income (expense):
Interest and dividend income	1,627	125
Interest expense	(305)	(346)

Total other income (expense)	1,322	(221)

Income before income taxes	85,664	60,024
Income taxes	29,833	20,742

Net income	$55,831	$39,282

Per common share:
Net income – basic	$0.85	$0.63
Net income – diluted	0.85	0.60
Dividends declared	0.03	0.02

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$55,831	$39,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	49,092	41,269
Amortization of debt issuance costs	80	103
Share-based compensation	1,430	381
Commodity derivative income	(5,276)	—
Deferred income taxes	24,438	7,038
Changes in operating assets and liabilities:
Oil and gas receivables	14,708	(1,261)
Joint interest and other receivables	(11,246)	7,695
Income taxes	5,394	13,737
Prepaid expenses, royalty deposits and other assets	(27,549)	238
Asset retirement obligations	(2,220)	(4,284)
Accounts payable and accrued liabilities	8,623	(31,770)

Net cash provided by operating activities	113,305	72,428

Investing activities:
Investment in oil and gas property and equipment	(120,637)	(56,025)
Purchases of furniture, fixtures and other	(2,257)	(15)
Change in restricted deposits	(77)	(47)

Net cash used in investing activities	(122,971)	(56,087)

Financing activities:
Repayments of borrowings of long-term debt	(40,000)	(35,000)
Dividends to shareholders	(1,979)	—
Debt issuance costs	—	(889)

Net cash used in financing activities	(41,979)	(35,889)

Decrease in cash and cash equivalents	(51,645)	(19,548)
Cash and cash equivalents, beginning of period	187,698	64,975

Cash and cash equivalents, end of period	$136,053	$45,427

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Operations. W&T Offshore, Inc., together with its wholly-owned subsidiaries (“W&T” or the “Company”), is an independent oil and natural gas acquisition, exploitation and exploration company primarily focused in the Gulf of Mexico.

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

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

2. Significant Acquisitions

On January 23, 2006, we entered into an agreement with Kerr-McGee Oil & Gas Corporation (“Kerr-McGee”) to acquire a subsidiary of Kerr-McGee by merger. We will own the surviving entity, which will be the successor to substantially all of Kerr-McGee’s Gulf of Mexico conventional shelf properties. The agreement is effective as of October 1, 2005 and closing may occur late in the second quarter or during the third quarter of 2006, subject to customary closing conditions and regulatory approvals. The base consideration is approximately $1.3 billion and is subject to adjustments based on production proceeds, expenses, environmental defects, title defects and other factors.

The properties to be acquired by the pending merger with the Kerr-McGee subsidiary include interests in approximately 100 fields on 249 offshore blocks (including 83 undeveloped blocks). Most of the properties are on the conventional shelf in water depths of 500 feet or less. Based on a reserve report prepared by Netherland, Sewell & Associates, Inc., our independent petroleum consultant, the total proved reserves of these properties were 345.3 Bcfe at September 30, 2005 based on constant prices of $63.00 per barrel of oil and $15.48 per MMbtu of gas.

We expect to finance this transaction through a combination of cash on hand, additional debt and, possibly, the issuance of equity. We have received financing commitments for up to a $1.3 billion senior secured credit facility. The terms of the increased credit facility are being negotiated and are subject to customary conditions that must be met prior to funding. In addition, if the increased credit facility does not close by May 31, 2006, our borrowing capacity may be reduced by $37.5 million; if the funding occurs on or after June 30, 2006, such amount will be further reduced by an additional $37.5 million; and if the funding occurs on or after July 31, 2006, such amount will be further reduced by an additional $37.5 million. In anticipation of the financing, we have also entered into commodity swap and option contracts (see Note 3).

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Pursuant to the terms of the agreement, we paid a performance deposit of $25.0 million to Kerr-McGee which is included in “prepaid expenses and other assets” at March 31, 2006.

3. Derivative Financial Instruments

In January 2006, we entered into commodity swap and option contracts in connection with the anticipated financing related to the pending transaction with Kerr-McGee. While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income from favorable price movements.

We account for our derivative contracts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires each derivative to be recorded on the balance sheet as an asset or a liability at its fair value. The statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met at the time the derivative contract is entered into. Changes in the fair value of our derivative contracts are recognized currently in earnings.

We recorded an unrealized gain of $5.3 million (pre-tax) in the first quarter of 2006 related to our open derivative contracts. There were no realized gains or losses related to our derivative contracts during the quarter ended March 31, 2006.

4. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. Revisions of estimated liabilities include, among other things, revisions due to timing of settling certain asset retirement obligations. A summary of our asset retirement obligations since year-end December 31, 2005 is as follows (in thousands):

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Balance, January 1, 2006	$152,274
Liabilities settled	(2,220)
Accretion of discount	2,254
Liabilities incurred	486
Revisions of estimated liabilities	84

Balance, March 31, 2006	152,878
Less current portion	37,511

Long-term	$115,367

5. Dividends

On March 13, 2006, our board of directors declared a cash dividend of $0.03 per common share, which was paid on May 1, 2006 to shareholders of record on April 14, 2006. On February 1, 2006, we paid a cash dividend of $0.03 per common share to shareholders of record on January 15, 2006.

6. Earnings Per Share

Basic earnings per share is calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share incorporates the dilutive impact of preferred stock and nonvested restricted stock outstanding during the periods presented. In connection with our initial public offering in January 2005, all 2,000,000 shares of the Company’s preferred stock were converted into a total of 13,338,350 shares of common stock.

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income applicable to common shares	$55,831	$39,282

Weighted average number of common shares (basic)	65,971	61,962
Weighted average common shares assumed issued upon conversion of the preferred stock	—	4,002
Weighted average nonvested common shares	23	—

Weighted average number of common shares (diluted)	65,994	65,964

Net income applicable to common shares:
Basic	$0.85	$0.63
Diluted	$0.85	$0.60

7. Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, using the modified prospective transition method. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. Under the modified prospective transition method, we are required to recognize compensation cost for share-based payments to employees over the period during which an employee is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Also, measurement and recognition of compensation cost for awards that were granted prior to, but not vested as of, the date of adoption should be based on their grant-date fair values. The new standard requires us to estimate forfeitures, resulting in the recognition of compensation cost only for those awards that actually vest. A cumulative effect of a change in accounting principle is required upon adoption to the extent that forfeitures were not estimated on share-based payments awarded prior January 1, 2006 that were unvested on that date.

Historically, all of our share-based payments consisted of awards of unrestricted and restricted stock and were measured at their fair values on the dates of grant. As of January 1, 2006, the date we adopted SFAS No. 123(R), there were a total of 9,251 shares of restricted stock that had not vested and these shares were held by an executive officer of the Company. We estimated that the probability of forfeiture of these shares on the date of adopting SFAS No. 123(R) was zero; therefore, an adjustment to record a cumulative effect of a change in accounting principle was not required.

Shares of our common stock may be granted to employees and non-employee directors as restricted shares under the 2004 Long-Term Incentive Compensation Plan. Restricted shares are subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted shares generally have the same rights as a shareholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares.

The Company generally issues new shares to satisfy employee share-based payment plans. During the three months ended March 31, 2006, a total of 160,377 restricted shares of our common stock were granted to employees pursuant to the terms of the W&T Offshore, Inc. 2005 Annual Incentive Plan. The restricted stock will vest in three equal increments on December 31 of 2006, 2007 and 2008 and the associated compensation expense, less an allowance for estimated forfeitures, will be recognized over the requisite service period on a straight-line basis (see Note 10). At March 31, 2006, there were 1,477,065 shares of common stock available for award under our share-based payment plans.

A summary of restricted share activity for the quarter ended March 31, 2006, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	9,251	$32.43
Granted	160,377	$37.17

Nonvested at March 31, 2006	169,628	$36.90

The grant date fair value of restricted shares granted during the quarter ended March 31, 2006 was $6.0 million. As of March 31, 2006, there was $4.5 million of total unrecognized compensation expense related to restricted shares, which is expected to be recognized through December 31, 2008. Total compensation expensed under share-based payment arrangements was $1.3 million and $0.4 million during the three months ended March 31, 2006 and 2005, respectively.

8. Related Party Transactions

Virginia Boulet, who serves as special counsel to Adams and Reese LLP, was appointed to our board of directors on March 25, 2005. During each of the three month periods ended March 31, 2006 and 2005, we paid approximately $0.1 million to Adams and Reese LLP for legal services.

Brooke Companies, Inc. provides people to fill temporary and permanent staffing needs of the Company from time to time. Susan Krohn, the wife of Tracy W. Krohn, owns 100% of Brooke Companies. Brooke Companies currently provides staffing services to our Company, and we expect that it will continue to provide those services for the foreseeable future. During the three months ended March 31, 2006 and 2005, the Company paid Brooke Companies approximately $0.2 million and $0.1 million, respectively.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The grandson of Jerome F. Freel, a director and our corporate Secretary, is employed by an insurance agency that writes certain insurance coverage for the Company. Personal commissions earned by the grandson for writing such coverage totaled approximately $11,000 in the first quarter of 2006.

As part of our relocation program for employees moving from Louisiana to Texas, the Company will purchase an employee’s home in Louisiana that has been actively marketed and has been for sale for a period greater than 90 days. The purchase price of the home is negotiable and is based on a reasonable appraised value. During the quarter ended March 31, 2006, the Company purchased a home from one of our vice presidents for a purchase price of approximately $2.0 million pursuant to the relocation program.

9. Hurricanes Katrina and Rita

As of March 31, 2006 we have incurred $26.2 million of costs, net to our interest, to remediate damage caused by Hurricanes Katrina and Rita. Of that amount, $14.6 million was incurred in the first quarter of 2006. Included in joint interest and other receivables at March 31, 2006 is $21.2 million, which represents the total hurricane remediation costs incurred in excess of our $5.0 million deductible.

We believe that our insurance coverage is adequate to cover losses associated with Hurricanes Katrina and Rita. We expect that our available cash and cash equivalents, cash flow from operations and the availability of our credit facility will be sufficient to meet any uninsured expenditures.

10. Long-Term Incentive Compensation Plan

2005 Bonus. In March 2006, our board of directors approved payment of a general bonus and an Extraordinary Performance Bonus under the W&T Offshore, Inc. 2005 Annual Incentive Plan (the “2005 Plan”) and the 2004 Long-Term Incentive Compensation Plan. The 2005 Plan includes all employees of the Company except those executive officers (including our Chief Executive Officer and our Secretary) who, by written agreement, have elected not to participate. The awards consist of cash and restricted stock payable from a bonus pool equating to a maximum value of five percent of adjusted pre-tax income for 2005. Payment of the Extraordinary Performance Bonus was contingent upon the Company achieving certain performance goals in 2005; however, such goals were subject to adjustment by the Compensation Committee of our board of directors for extraordinary or unusual items or events. Although not all of the performance measures for the Extraordinary Performance Bonus were met, our board determined that substantially all of the performance measures would have been met in 2005 if not for the effects of Hurricanes Katrina and Rita. As such, in March 2006, our board awarded a 2005 Extraordinary Performance Bonus with an aggregate value of $3.4 million to eligible employees.

Cash bonuses under the 2005 plan (general bonus and Extraordinary Performance Bonus) were paid in March 2006 and totaled $4.2 million. Of this amount, $2.2 million was expensed in 2005, $1.7 million was expensed in the first quarter of 2006, and the remainder was billed to partners under joint operating agreements.

In March 2006, a total of 160,377 restricted shares of our common stock were issued as awards under the 2005 Plan to eligible employees. The restricted stock will vest in three equal increments on December 31 of 2006, 2007 and 2008 and the associated compensation expense, less an allowance for estimated forfeitures, will be recognized over the requisite service period in accordance with SFAS No. 123(R) (see Note 7). In the first quarter of 2006, we recognized compensation expense related to these shares of $1.3 million.

2006 Bonus. In accordance with the 2005 Plan and the 2004 Long-Term Incentive Compensation Plan, eligible employees will be entitled to receive cash bonuses and awards of restricted stock from a bonus pool generally limited to five percent of adjusted pre-tax income for 2006. Part of the bonus will be a general bonus, consisting of cash and restricted stock. An Extraordinary Performance Bonus, also consisting of cash and restricted stock, will be paid only if the Company achieves certain performance goals which may be adjusted by the Compensation Committee for extraordinary or unusual items or events. Shares of restricted stock awarded as incentive compensation for performance in 2006 will vest in three equal annual installments on December 31, 2007, 2008 and 2009. In the first quarter of 2006, we expensed $1.4 million related to the 2006 bonus.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

W&T Offshore, Inc. and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of W&T Offshore, Inc. and Subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of W&T Offshore, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 30, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    ERNST & YOUNG LLP

Houston, Texas

May 15, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included elsewhere in this quarterly report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.

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

During the first quarter of 2006 –

•	Despite lower sales volumes from the continued effects of Hurricanes Katrina and Rita in 2005, net income increased 42% to $55.8 million as compared to the first quarter of 2005 primarily due to sharply increased oil and natural gas prices. Net income for the first quarter of 2006 includes an unrealized gain of $3.4 million (after taxes) related to our open derivative contracts at March 31, 2006.

•	We entered into an agreement with Kerr-McGee Oil & Gas Corporation to acquire substantially all of Kerr-McGee’s Gulf of Mexico conventional shelf properties by merger for a base consideration of $1.3 billion. The properties we will acquire by this merger include interests in approximately 100 fields on 249 offshore blocks.

•	We participated in drilling six successful exploration wells, including two in the deepwater and two in the deep shelf. We also successfully drilled two development wells on the conventional shelf.

•	We funded capital expenditures of $123 million and repaid $40 million of borrowings under our credit facility with cash flow from operating activities and available cash on hand.

•	We were the apparent high bidder on four of the seven bids we submitted at the Minerals Management Service (“MMS”) Outer Continental Shelf Lease Sale 198 held on March 15, 2006. Three of the blocks are in the deepwater and one block is on the conventional shelf. Two blocks have been awarded to us and the remaining two bids are still under evaluation by the MMS.

•	Our board of directors declared a cash dividend of $0.03 per common share, which was paid on May 1, 2006 to shareholders of record on April 14, 2006. On February 1, 2006, we paid a cash dividend of $0.03 per common share to shareholders of record on January 15, 2006.

•	We experienced higher depreciation, depletion and amortization, general and administrative expenses and income taxes as compared to the first quarter of 2005.

•	As of March 31, 2006, we had $136 million in cash and cash equivalents and no long-term debt.

Effects on Production from Storms in the Gulf of Mexico

As of May 4, 2006, our production was approximately 210 MMcfe per day (net) and production of approximately 19 MMcfe per day (net) remained shut-in. We expect to return to pre-Katrina production levels in the third quarter of 2006.

Results of Operations

The following table sets forth selected operating data for the periods indicated (all values are net to our interest):

	Three Months Ended March 31,
	2006	2005
Net sales:
Natural gas (Bcf)	10.9	12.4
Oil (MMBbls)	1.1	1.2
Total natural gas and oil (Bcfe) (1)	17.3	19.3

Average daily equivalent sales (MMcfe/d)	192.3	214.4

Average realized sales prices (2):
Natural gas ($/Mcf)	$8.82	$6.33
Oil ($/Bbl)	56.90	43.67
Natural gas equivalent ($/Mcfe)	9.06	6.67

Average per Mcfe data ($/Mcfe):
Lease operating expenses	$0.91	$0.84
Gathering, transportation cost and production taxes	0.07	0.23
Depreciation, depletion, amortization and accretion	2.84	2.14
General and administrative expenses	0.67	0.36

Total number of wells drilled (gross)	8	7
Total number of productive wells drilled (gross)	8	5

(1)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).

(2)	There were no realized gains or losses related to our derivative contracts during the period ended in 2006, and as such, average realized sales prices for the 2006 period were not impacted by our derivative contracts. We did not have any derivative contracts in place during the period ended in 2005.

Other Financial Information (in thousands)

	Three Months Ended March 31,
	2006	2005
EBITDA	$133,434	$101,514
Adjusted EBITDA	$128,158	$101,514

We define EBITDA as net income plus income tax expense, net interest (income) expense, and depreciation, depletion, amortization and accretion. Adjusted EBITDA excludes the unrealized gain or loss related to our open derivative contracts. Although not prescribed under generally accepted accounting principles, we believe the presentation of EBITDA and Adjusted EBITDA are relevant and useful because they help our investors understand our operating performance and make it easier to compare our results with those of other companies that have different financing, capital or tax structures. EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA and Adjusted EBITDA, as we calculate them, may not be comparable to EBITDA and Adjusted EBITDA measures reported by other companies. In addition, EBITDA and Adjusted EBITDA do not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$55,831	$39,282
Income taxes	29,833	20,742
Net interest (income) expense	(1,322)	221
Depreciation, depletion, amortization and accretion	49,092	41,269

EBITDA	$133,434	$101,514
Unrealized commodity derivative gain	(5,276)	—

Adjusted EBITDA	$128,158	$101,514

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Oil and natural gas revenues. Oil and natural gas revenues increased $28.1 million to $156.8 million for the three months ended March 31, 2006 as compared to the same period in 2005. Natural gas revenues increased $17.8 million and oil revenues increased $10.3 million. The natural gas revenue increase was primarily caused by a 39% increase in the average realized natural gas price from $6.33 per Mcf for the three months ended March 31, 2005 to $8.82 per Mcf for the same period in 2006, which was partially offset by a sales volume decrease of 1.5 Bcf. The oil revenue increase was caused by a 30% increase in the average realized price, from $43.67 per barrel in the 2005 period to $56.90 per barrel in 2006, which was partially offset by a sales volume decrease of 87 MBbls. The volume decreases for oil and natural gas are attributable to the deferral of production caused by Hurricanes Katrina and Rita in 2005 and natural reservoir declines.

Commodity derivative income. For the three months ended March 31, 2006, we recorded an unrealized gain of $5.3 million related to our open derivative contracts. There were no realized gains or losses related to our derivative contracts during the three months ended March 31, 2006.

Lease operating expenses. Our lease operating expenses decreased from $16.2 million in the quarter ended March 31, 2005 to $15.8 million in the same period of 2006 primarily due to a decrease in workover expenses. On a per Mcfe basis, lease operating expenses increased 8%, from $0.84 per Mcfe in the 2005 period to $0.91 per Mcfe in 2006 primarily as a result of lower sales volumes in 2006.

Gathering and transportation costs and production taxes. Gathering and transportation costs decreased from $4.2 million for the three months ended March 31, 2005 to $1.2 million for the same period in 2006, primarily due to a decrease in volumes transported and reduced capacity of natural gas processing plants caused by the hurricanes in 2005. Production taxes decreased from $0.3 million for the three months ended March 31, 2005 to $0.1 million for the same period in 2006 due to lower production from leases in state waters. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased from $41.3 million for the quarter ended March 31, 2005 to $49.1 million for the same period in 2006. Although sales volumes were lower in the first quarter of 2006 compared to 2005, DD&A was higher in the 2006 period as a result of an increase in our total depletable costs from our drilling activities. On a per Mcfe basis, DD&A was $2.84 for the three months ended March 31, 2006, compared to $2.14 for the same period in 2005.

General and administrative expenses. General and administrative expenses (“G&A”) increased from $6.9 million for the three months ended March 31, 2005 to $11.7 million in the same period of 2006 primarily due to increases in personnel and incentive compensation costs in the 2006 period.

Interest and dividend income. Interest and dividend income increased from $0.1 million for the quarter ended March 31, 2005 to $1.6 million in the same period of 2006 due primarily to greater average daily balances of cash on hand in the 2006 period.

Income tax expense. Income tax expense increased from $20.8 million for the quarter ended in 2005 to $29.8 million for the same period in 2006 primarily due to increased taxable income. Our effective tax rate for the three months ended March 31, 2006 and 2005 remained flat at approximately 35%.

Net income. Net income for the three months ended March 31, 2006 increased $16.5 million to $55.8 million compared to the same period in 2005. The primary reasons for this increase were as follows:

•	higher average realized oil prices during the quarter ended in 2006 of $56.90 per barrel, as compared to $43.67 per barrel during the same period in 2005;

•	higher average realized natural gas prices during the quarter ended in 2006 of $8.82 per Mcf, as compared to $6.33 per Mcf during the same period in 2005;

•	a commodity derivative gain of $5.3 million ($3.4 million after taxes) during the quarter ended in 2006;

•	lower lease operating expenses and gathering and transportation costs for the quarter ended in 2006 as compared to the same period in 2005; and

•	higher interest and dividend income for the quarter ended in 2006 as compared to the quarter ended in 2005.

Offsetting these favorable factors were lower sales volumes and increases in DD&A, G&A and income taxes.

Liquidity and Capital Resources

Cash flow and working capital. Net cash flow provided by operating activities for the three months ended March 31, 2006 was $113.3 million, compared to $72.4 million for the comparable period in 2005. This increase was primarily attributable to higher realized prices on sales of oil and natural gas in the 2006 period and lower accounts payable in the 2005 period, offset by lower sales volumes and the payment of a $25.0 million performance deposit in connection with the Kerr-McGee transaction in the 2006 period. Net cash flow used in investing activities totaled $123.0 million and $56.1 million during the first three months of 2006 and 2005, respectively, which primarily represents our investment in oil and gas properties. Net cash flow used in financing activities was $42.0 million during the three months ended March 31, 2006 compared to $35.9 million for the same period in 2005, which primarily represents repayments on our revolving credit facility. The balance of cash and cash equivalents increased from $45.4 million as of March 31, 2005 to $136.1 million as of March 31, 2006.

In anticipation of the financing of the Kerr-McGee transaction, in January 2006, we entered into commodity swap and option contracts relating to approximately 43 MMcfe/d through December 2008, which relates to approximately 21% of our current production level and approximately 12% of our pro forma production level giving effect to the Kerr-McGee transaction. We may enter into additional derivative contracts in connection with the Kerr-McGee transaction or as management otherwise deems appropriate based upon prevailing prices. These contracts are intended to reduce the effects of volatile oil and gas prices. These contracts may also have the effect of limiting our potential income and exposing us to potential financial losses.

Insurance receivable. As of March 31, 2006, we incurred $26.2 million of costs, net to our interest, to remediate damage caused by Hurricanes Katrina and Rita. Included in our receivables at March 31, 2006 is $21.2 million, which represents total hurricane remediation costs incurred in excess of our $5.0 million deductible. We believe that our insurance coverage is adequate to cover losses associated with these hurricanes and that our claims will be paid. We expect that our available cash and cash equivalents, cash flow from operations and the availability of our credit facility will be sufficient to meet any uninsured expenditures. Due to the losses incurred as a result of Hurricanes Katrina and Rita, the cost to insure our Gulf of Mexico oil gas and properties may materially increase when our insurance policies are renewed in the third quarter of 2006.

Capital expenditures. The level of our investment in oil and gas properties changes from time to time, depending on numerous factors, including the price of oil and gas, acquisition opportunities and the results of our exploration and development activities. For the three months ended March 31, 2006, capital expenditures of $122.9 million included $62.6 million for development activities, $51.9 million for exploration, $6.1 million for acquisition and other leasehold activity and $2.3 million for other capital items. These expenditures do not include any amount of capitalized salaries or capitalized interest. Our capital expenditures for the three months ended March 31, 2006 were primarily financed by net cash flows provided by operating activities.

Of the drilling, completion and facilities expenditures budgeted for 2006, we spent $41.8 million in the deepwater, $9.0 million on the deep shelf and $63.7 million on the conventional shelf and other projects.

Additionally, we spent $1.4 million on expensed workovers and major maintenance projects and $2.2 million for plug and abandonment expenses. These expenditures do not include hurricane remediation costs which totaled $14.6 million for the first quarter of 2006.

We intend to fund our future exploration, exploitation and development expenditures and the pending transaction with Kerr-McGee through net cash flow from operating activities, borrowings from credit facilities, cash on hand, additional debt and, possibly, equity financings. Our future net cash flow provided by operating activities will depend on our ability to restore, maintain and increase production through our operations, drilling and acquisition programs, as well as the prices of oil and gas. In connection with the Kerr-McGee transaction, we have received financing commitments for up to a $1.3 billion senior secured credit facility. The final terms of the increased credit facility are being negotiated and the funding under the facility is subject to customary conditions. Based on production and other expected adjustments to the amount to be paid to Kerr-McGee, as well as the use of cash on hand, we do not currently anticipate using the entire amount available under this credit facility. Upon the completion of the Kerr-McGee transaction, our initial borrowing base under this credit facility is expected to be $1.1 billion. The borrowing base will be subject to re-determination on March 1 and September 1 of each year commencing September 1, 2007. If the funding occurs on or after May 31, 2006, the Tranche A term loan amount of the senior secured credit facility will be reduced by $37.5 million; if the funding occurs on or after June 30, 2006, such amount will be further reduced by an additional $37.5 million; and if the funding occurs on or after July 31, 2006, such amount will be further reduced by an additional $37.5 million. In anticipation of the financing, we have entered into commodity swap and option contracts and we may be required to enter into additional derivative contracts to increase or maintain the availability under the credit facility.

However, current and planned credit commitments may not be sufficient to cover the full cost of the Kerr-McGee transaction at closing due to volatile oil and natural gas prices, delayed, deferred or lost production resulting from the hurricanes in 2005 and the amount of available cash. We may elect to defer some of our planned capital or other expenditures in the interim in order to increase cash on hand. We may issue debt or equity securities prior to or in conjunction with the closing, either to provide the additional capital necessary to effect the closing or to provide us additional financial flexibility through increased cash on hand or lower debt. The credit facility is expected to increase our financial leverage and may change our risk profile but we believe this effect will be substantially reduced within the first 12 to 18 months based on expected scheduled principal payments.

If the Kerr-McGee transaction closes as anticipated, we plan to increase our capital expenditure budget by approximately $50 million for development purposes in 2006. We expect to fund such increase primarily out of the production from such properties and available borrowing capacity under the increased credit facility. This acquisition may increase our need for external capital to develop such properties if our production is lower than expected or as a result of decreases in oil and gas prices. The acquisition may also require us to alter or increase our capitalization through the issuance of debt or equity securities, the sale of production payments or other means.

Credit facility. As of March 31, 2006, we had no long-term debt outstanding under our credit facility and had $0.3 million of letters of credit outstanding, with $229.7 million of undrawn capacity.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Also refer to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 7 – Share-Based Compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Our revenues, profitability and future rate of growth substantially depend upon market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price decline and volatility could adversely affect our revenues, net cash flow provided by operating activities and profitability. In connection with the anticipated financing of the transaction with Kerr-McGee, in January 2006 we entered into commodity swap and option contracts to secure a price for a portion of our expected future production. These contracts cover approximately 43 MMcfe/d of our production through December 2008, which relates to approximately 21% of our current production level and approximately 12% of our pro forma production level giving effect to the Kerr-McGee transaction.

As of March 31, 2006, our open derivative contracts were as follows:

Collars
Type	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price
					Floor	Ceiling
Zero Cost	Natural Gas	5/1/2006	6/30/2006	3,233,000 MMBtu	$7.14	$12.65
Zero Cost	Natural Gas	7/1/2006	9/30/2006	2,116,000 MMBtu	7.32	13.10
Zero Cost	Natural Gas	10/1/2006	12/31/2006	3,036,000 MMBtu	8.04	14.49
Funded	Natural Gas	1/1/2007	12/31/2007	8,760,000 MMBtu	7.76	16.80
Zero Cost	Oil	1/1/2007	12/31/2007	1,569,500 Bbls	61.68	76.40
Funded	Natural Gas	1/1/2008	12/31/2008	5,124,000 MMBtu	7.31	15.80
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50

Swaps
Commodity	Effective Date	Termination Date	Notional Quantity	Price
Oil	4/1/2006	6/30/2006	364,000 Bbls	$69.33
Oil	7/1/2006	9/30/2006	165,600 Bbls	69.72
Oil	10/1/2006	12/31/2006	248,400 Bbls	69.85

While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income if oil and natural gas prices were to rise substantially over the price established by the hedge. We do not enter into derivative contracts for trading purposes. For additional details about, our derivative contracts, refer to Item 1 Financial Statements - Note 3 - Derivative Financial Instruments.

Information about market risks for the quarter ended March 31, 2006, does not differ materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 except as noted above. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer have each concluded that as of March 31, 2006 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 17 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2006.

W&T OFFSHORE, INC.

By:	/s/ WILLIAM W. TALAFUSE
William W. Talafuse
Senior Vice President, interim Chief Financial
Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement and Plan of Merger among Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil & Gas (Shelf) LLC, W&T Offshore, Inc., and W&T Energy V, LLC, effective October 1, 2005. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated January 27, 2006)

15.1*	Letter from Ernst & Young LLP regarding unaudited interim financial information.

23.1*	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.