Form 10-Q
period 2006-06-30
W&T OFFSHORE INC
filed 2006-08-14
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-32414

W&T OFFSHORE, INC.

(Exact name of registrant as specified in its charter)

Texas	72-1121985
(State of incorporation)	(IRS Employer Identification Number)

Nine Greenway Plaza, Suite 300 Houston, Texas	77046-0905
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2006, there were 75,902,271 shares outstanding of the registrant’s common stock, par value $0.00001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$97,309	$187,698
Receivables:
Oil and gas sales	40,653	43,892
Joint interest and other	79,951	39,731

Total receivables	120,604	83,623
Royalty deposits	6,266	5,166
Prepaid expenses and other assets	34,393	7,337

Total current assets	258,572	283,824
Property and equipment – at cost:
Oil and gas properties and equipment – full cost method of accounting	1,752,770	1,479,832
Furniture, fixtures and other	10,096	7,033

Total property and equipment	1,762,866	1,486,865
Less accumulated depreciation, depletion and amortization	829,494	717,583

Net property and equipment	933,372	769,282
Restricted deposits for asset retirement obligations	10,502	10,348
Other assets	4,374	1,066

Total assets	$1,206,820	$1,064,520

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$177,959	$143,049
Undistributed oil and gas proceeds	6,205	11,667
Asset retirement obligations	32,967	39,653
Accrued liabilities	12,055	5,714
Income taxes	30,628	31,609

Total current liabilities	259,814	231,692
Long-term debt	—	40,000
Asset retirement obligations, less current portion	115,893	112,621
Deferred income taxes	185,482	134,395
Other liabilities	10,189	2,429
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 66,133,226 and 65,979,875 shares at June 30, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	54,062	52,332
Retained earnings	581,379	491,050

Total shareholders’ equity	635,442	543,383

Total liabilities and shareholders’ equity	$1,206,820	$1,064,520

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Oil and gas revenues	$165,714	$149,665	$322,566	$278,389
Other	82	114	84	462

Total revenues	165,796	149,779	322,650	278,851

Operating costs and expenses:
Lease operating	16,284	17,874	32,064	34,027
Production taxes	127	188	177	447
Gathering and transportation	5,125	2,951	6,331	7,188
Depreciation, depletion and amortization	65,072	49,607	111,910	88,564
Asset retirement obligation accretion	2,262	2,314	4,516	4,626
General and administrative	9,072	5,754	20,732	12,663
Commodity derivative loss	10,548	—	5,272	—

Total costs and expenses	108,490	78,688	181,002	147,515

Operating income	57,306	71,091	141,648	131,336

Other income (expense):
Interest income	1,767	365	3,394	490
Interest expense	(333)	(257)	(638)	(603)

Total other income (expense)	1,434	108	2,756	(113)

Income before income taxes	58,740	71,199	144,404	131,223
Income taxes	20,275	25,417	50,108	46,159

Net income	$38,465	$45,782	$94,296	$85,064

Earnings per common share:
Basic	$0.58	$0.69	$1.43	$1.33
Diluted	0.58	0.69	1.43	1.29
Dividends declared per common share	0.03	0.02	0.06	0.04

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$94,296	$85,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	116,426	93,190
Amortization of debt issuance costs	159	183
Share-based compensation	1,731	385
Unrealized commodity derivative loss	7,490	—
Deferred income taxes	51,087	18,714
Changes in operating assets and liabilities:
Oil and gas sales receivables	3,239	492
Joint interest and other receivables	(29,739)	1,204
Income taxes	(981)	9,476
Prepaid expenses, royalty deposits and other assets	(31,625)	1,064
Asset retirement obligations	(13,780)	(8,542)
Accounts payable and accrued liabilities	29,801	(2,679)

Net cash provided by operating activities	228,104	198,551

Investing activities:
Investment in oil and gas property and equipment, net	(271,313)	(146,985)
Purchases of furniture, fixtures and other	(3,063)	(115)
Change in restricted deposits	(153)	(108)

Net cash used in investing activities	(274,529)	(147,208)

Financing activities:
Repayments of borrowings of long-term debt	(40,000)	(35,000)
Dividends to shareholders	(3,964)	(1,319)
Debt issuance costs	—	(889)

Net cash used in financing activities	(43,964)	(37,208)

(Decrease) increase in cash and cash equivalents	(90,389)	14,135
Cash and cash equivalents, beginning of period	187,698	64,975

Cash and cash equivalents, end of period	$97,309	$79,110

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

Reclassifications. Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

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

2. Significant Acquisition

On January 23, 2006, we entered into an agreement with Kerr-McGee Oil & Gas Corporation (“Kerr-McGee”) to acquire a subsidiary of Kerr-McGee by merger. We will own the surviving entity, which will be the successor to substantially all of Kerr-McGee’s Gulf of Mexico conventional shelf properties. The agreement is effective as of October 1, 2005 and closing is expected to occur during the third quarter of 2006, subject to customary closing conditions. The base consideration is approximately $1.3 billion and is subject to adjustments based on production proceeds, expenses, environmental defects, title defects and other factors. We expect to finance this transaction through a combination of cash on hand, additional debt and proceeds from the issuance of equity securities (see Notes 3 and 14). According to the terms of the agreement, we paid Kerr-McGee a performance deposit of $25.0 million, which is included in “prepaid expenses and other assets” at June 30, 2006.

The properties to be acquired by the pending merger with the Kerr-McGee subsidiary include interests in approximately 100 fields on 240 offshore blocks (including 88 undeveloped blocks). Most of the properties are on the conventional shelf in water depths of 500 feet or less. Based on a reserve report prepared by Netherland, Sewell & Associates, Inc., our independent petroleum consultant, the total proved reserves of these properties were 345.3 Bcfe at September 30, 2005 based on constant prices of $63.00 per barrel of oil and $15.48 per MMBtu of gas.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Long-Term Debt

On May 26, 2006, we entered into a new credit agreement in connection with the pending transaction with Kerr-McGee. The new credit agreement will not be effective unless the Kerr-McGee transaction is consummated on or before September 30, 2006. Until the new credit agreement becomes effective, no loan advances will be made and no letters of credit will be issued under the new credit agreement and our existing credit agreement will remain in effect in accordance with its stated terms.

Upon closing of the Kerr-McGee transaction, our initial availability under the new credit agreement is anticipated to be $987.5 million. The new credit agreement provides for (1) a revolving loan facility with an initial availability of $300.0 million, (2) a Tranche A term loan facility in the amount of $387.5 million and (3) a Tranche B term loan facility in the amount of $300.0 million. Because the Kerr-McGee transaction did not close before July 31, 2006, the Tranche A term loan facility was reduced to $387.5 million.

Additionally, the agreement provides for the availability of letters of credit for up to $90.0 million, provided however, that its usage is subject to availability under the revolving loan facility. The borrowing base is subject to re-determination on March 1 and September 1 of each year commencing September 1, 2007. Interest accrues either (1) at the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin which varies from 0.0% to 1.75% depending upon the facility or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate plus a margin that varies from 1.25% to 2.75% depending upon the facility. The Tranche A and Tranche B term loans are payable in installments and mature fifteen months from initial funding and on the fourth anniversary of initial funding, respectively. The revolving loan matures on the third anniversary of initial funding.

The new credit agreement contains covenants that restrict the payment of cash dividends to a maximum of $30 million per year, borrowings other than from the facilities, sales of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders. We will be required to maintain interest rate hedging contracts with respect to at least 50% of the aggregate principal amount outstanding of the Tranche A and Tranche B term loans at all times. We will also be subject to various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio beginning with the quarter ending on March 31, 2007, a minimum interest coverage ratio, a minimum asset coverage ratio and a maximum leverage ratio.

4. Derivative Financial Instruments

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

During the three and six months ended June 30, 2006, we recorded an unrealized loss of $12.8 million and $7.5 million related to our open derivative contracts, respectively. For the three and six months ended June 30, 2006, we recorded a realized gain of $2.2 million related to settlements of our derivative contracts.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2006, our open derivative contracts were as follows:

Collars
Type	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price
					Floor	Ceiling
Zero Cost	Natural Gas	8/1/2006	9/30/2006	1,403,000 MMBtu	$7.32	$13.10
Zero Cost	Natural Gas	10/1/2006	12/31/2006	3,036,000 MMBtu	8.04	14.49
Funded	Natural Gas	1/1/2007	12/31/2007	8,760,000 MMBtu	7.76	16.80
Zero Cost	Oil	1/1/2007	12/31/2007	1,569,500 Bbls	61.68	76.40
Funded	Natural Gas	1/1/2008	12/31/2008	5,124,000 MMBtu	7.31	15.80
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50

Swaps
Commodity	Effective Date	Termination Date	Notional Quantity	Price
Oil	7/1/2006	9/30/2006	165,600 Bbls	$69.72
Oil	10/1/2006	12/31/2006	248,400 Bbls	69.85

5. Asset Retirement Obligations

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

Balance, December 31, 2005	$152,274
Liabilities settled	(13,780)
Accretion of discount	4,516
Liabilities incurred	937
Revisions of estimated liabilities	4,913

Balance, June 30, 2006	148,860
Less current portion	32,967

Long-term	$115,893

6. Dividends

On June 28, 2006, our board of directors declared a cash dividend of $0.03 per common share, which was paid on August 1, 2006 to shareholders of record on July 14, 2006. On May 1, 2006, we paid a cash dividend of $0.03 per common share to shareholders of record on April 14, 2006.

7. Earnings Per Share

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (basic and diluted)	$38,465	$45,782	$94,296	$85,064

Weighted average number of common shares (basic)	65,971	65,970	65,971	63,977
Weighted average common shares assumed issued upon conversion of the preferred stock	—	—	—	1,990
Weighted average nonvested common shares	167	—	89	—

Weighted average number of common shares (diluted)	66,138	65,970	66,060	65,967

Earnings per share:
Basic	$0.58	$0.69	$1.43	$1.33
Diluted	$0.58	$0.69	$1.43	$1.29

8. Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, using the modified prospective transition method. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. Under the modified prospective transition method, we are required to recognize compensation cost for share-based payments to employees over the period during which an employee is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. Also, measurement and recognition of compensation cost for awards that were granted prior to, but not vested as of, the date of adoption should be based on their grant-date fair values. The new standard requires us to estimate forfeitures, resulting in the recognition of compensation cost only for those awards that actually vest. A cumulative effect of a change in accounting principle is required upon adoption to the extent that forfeitures were not estimated on share-based payments awarded prior to January 1, 2006 that were unvested on that date.

Historically, all of our share-based payments consisted of awards of unrestricted and restricted stock and were measured at their fair values on the dates of grant. As of January 1, 2006, the date we adopted SFAS No. 123(R), there were a total of 9,251 shares of restricted stock that had not vested and these shares were held by an executive officer of the Company. We estimated that the probability of forfeiture of these shares on the date of adopting SFAS No. 123(R) was remote; therefore, an adjustment to record a cumulative effect of a change in accounting principle was not required.

Shares of our common stock may be granted to employees and non-employee directors as restricted shares under our long-term incentive compensation plans. Restricted shares are subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted shares generally have the same rights as a shareholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares.

The Company generally issues new shares in connection with its share-based payment plans. During the three and six months ended June 30, 2006, a total of 1,407 and 161,784 restricted shares of our common stock were granted to employees pursuant to share-based payment plans, respectively. The restricted stock will vest in three equal increments on December 31, 2006, 2007 and 2008 and the associated compensation expense, less an allowance for estimated forfeitures, will be recognized over the requisite service period on a straight-line basis. In the second quarter of 2006, our non-employee directors were granted a total of 3,948 restricted shares of our common stock, with restrictions lapsing with respect to one-third of the shares on each of the first, second, and third anniversaries from the date of grant.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At June 30, 2006, there were 2,151,008 shares of common stock available for award under our share-based payment plans. A summary of restricted share activity for the six months ended June 30, 2006, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	9,251	$32.43
Granted	165,732	$37.30
Forfeited	(12,381)	$33.63

Nonvested at June 30, 2006	162,602	$37.30

The grant date fair value of restricted shares granted during the three and six months ended June 30, 2006 was $0.2 million and $6.2 million, respectively. As of June 30, 2006, there was $3.8 million of total unrecognized compensation expense related to restricted shares, which is expected to be recognized through May 31, 2009. Total compensation expensed under share-based payment arrangements was $0.3 million and $1.6 million during the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2005, total compensation expensed under share-based payment arrangements was $0.4 million, substantially all of which was recorded in the first quarter of 2005.

9. Long-Term Incentive Compensation

2005 Bonus. In March 2006, our board of directors approved payment of a general bonus and an Extraordinary Performance Bonus under our long-term incentive compensation plan, as amended by the W&T Offshore, Inc. 2005 Annual Incentive Plan (the “2005 Plan”). The 2005 Plan includes all employees of the Company except those executive officers (including our Chief Executive Officer and our Secretary) who, by written agreement, have elected not to participate. The awards consist of cash and restricted stock payable from a bonus pool equating to a maximum value of five percent of adjusted pre-tax income for 2005. Payment of the Extraordinary Performance Bonus was contingent upon the Company achieving certain performance goals in 2005; however, such goals were subject to adjustment by the Compensation Committee of our board of directors for extraordinary or unusual items or events. Although not all of the performance measures for the Extraordinary Performance Bonus were met, our board determined that substantially all of the performance measures would have been met in 2005 if not for the effects of Hurricanes Katrina and Rita. As such, in March 2006, our board awarded a 2005 Extraordinary Performance Bonus with an aggregate value of $3.4 million to eligible employees.

Cash bonuses under the 2005 Plan (general bonus and Extraordinary Performance Bonus) were paid in March 2006 and totaled $4.2 million. Of this amount, $2.2 million was expensed in 2005, $1.7 million was expensed in the first quarter of 2006 and the remainder was billed to partners under joint operating agreements.

In March 2006, a total of 160,377 restricted shares of our common stock were issued as awards under the 2005 Plan to eligible employees. The restricted stock will vest in three equal increments on December 31, 2006, 2007 and 2008 and the associated compensation expense, less an allowance for estimated forfeitures, will be recognized over the requisite service period in accordance with SFAS No. 123(R) (see Note 8).

2006 Bonus. In accordance with the 2005 Plan, eligible employees will be entitled to receive cash bonuses and awards of restricted stock from a bonus pool generally limited to five percent of adjusted pre-tax income for 2006. Part of the bonus will be a general bonus, consisting of cash and restricted stock. An Extraordinary Performance Bonus, also consisting of cash and restricted stock, will be paid only if the Company achieves certain performance

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

goals which may be adjusted by the Compensation Committee for extraordinary or unusual items or events. Shares of restricted stock awarded as incentive compensation for performance in 2006 will vest in three equal annual installments on December 31, 2007, 2008 and 2009. During the three and six months ended June 30, 2006, we expensed $1.3 million and $2.7 million, respectively, related to the 2006 bonus.

10. Income Taxes

The Katrina Emergency Tax Relief Act of 2005, signed on September 23, 2005, postponed tax deadlines with a due date falling on or after August 29, 2005 until February 28, 2006 for taxpayers affected by Hurricane Katrina. On February 17, 2006, the Internal Revenue Service further postponed tax deadlines with a due date falling on or after August 29, 2005 until August 28, 2006 for taxpayers affected by Hurricane Katrina. Consequently, our estimated federal income tax payments due in the third and fourth quarters of 2005 and the second quarter of 2006 were deferred to a date on or about August 28, 2006.

11. Related Party Transactions

In the second quarter of 2006, our non-employee directors were granted a total of 3,948 restricted shares of our common stock with a grant date fair value of approximately $0.2 million. The shares will vest in three equal increments on the first, second and third anniversaries from the date of grant and the associated compensation expense will be recognized over the requisite service period on a straight-line basis.

Virginia Boulet, who serves as special counsel to Adams and Reese LLP, was appointed to our board of directors on March 25, 2005. During the six months ended June 30, 2006 and 2005, we paid approximately $0.5 million and $0.3 million, respectively, to Adams and Reese LLP for legal services.

Brooke Companies, Inc. provides personnel to fill temporary and permanent staffing needs of the Company from time to time. Susan Krohn, the wife of Tracy W. Krohn, owns 100% of Brooke Companies. Brooke Companies currently provides staffing services to our Company and we expect that it will continue to provide those services for the foreseeable future. During each of the six month periods ended June 30, 2006 and 2005, the Company paid Brooke Companies approximately $0.2 million.

The grandson of Jerome F. Freel, a director and our corporate Secretary, is employed by an insurance agency that writes certain insurance coverage for the Company. Personal commissions earned by the grandson for writing such coverage totaled approximately $37,000 during the six months ended June 30, 2006.

As part of our relocation program for employees moving from Louisiana to Texas, the Company will purchase an employee’s home in Louisiana that has been actively marketed and has been for sale for a period greater than 90 days. The purchase price of the home is negotiable and is based on a reasonable appraised value. During the six months ended June 30, 2006, the Company purchased a home from one of our vice presidents for a purchase price of approximately $2.0 million pursuant to the relocation program, which is included in furniture, fixtures and other at June 30, 2006.

12. Hurricanes Katrina and Rita

As of June 30, 2006 we have incurred $7.8 million of development costs and $41.1 million of production costs (consisting primarily of repairs and maintenance and well control expenses), net to our interest, to remediate damage caused by Hurricanes Katrina and Rita and we believe these costs are reimbursable under our insurance policies. We reclassified these costs to accounts receivable and continue to process claims with our underwriters for reimbursement. Included in joint interest and other receivables at June 30, 2006 is $43.4 million, which represents the estimated reimbursable hurricane remediation costs incurred in excess of our deductibles. In July 2006, we received an initial payment of our first claim related to Hurricane Rita in the amount of $4.9 million. This payment was for reimbursable costs of $10.1 million, less our cumulative annual

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

deductible for 2005 of $5.0 million and a per occurrence deductible of $250,000. Any differences between our insurance recoveries and insurance receivables will be recorded as adjustments to development costs or production costs, depending on how the original cost was classified.

Our estimate of repair costs associated with hurricanes Katrina and Rita has increased to between $90 million and $100 million. The increase in projected costs is a result of increased weather downtime, higher contractor costs and an increase in the scope of necessary repairs.

13. Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material effect on our consolidated financial statements.

14. Subsequent Events

On July 26, 2006, the Company completed an additional equity offering of 8,500,000 shares of its common stock at an offering price of $32.50 per share. The Underwriting Agreement included a 30-day option for the underwriters to purchase up to an additional 1,275,000 shares at the offering price, less underwriting discounts and commissions. On August 10, 2006, the over-allotment option was exercised in full. Net proceeds generated by the offering and the exercise of the over-allotment option were approximately $307.8 million after underwriting discounts and commissions of approximately $9.5 million and legal, accounting, printing and various other fees of approximately $0.4 million through June 30, 2006.

We intend to use substantially all of the net proceeds from this offering, together with cash on hand and borrowings under our new credit agreement, to finance the cash consideration payable pursuant to our pending transaction with Kerr-McGee and to pay related fees and expenses. Any net proceeds from this offering that we do not use for the purposes described above will be used for general corporate purposes, which may include among other things, funding capital expenditures related to our drilling activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

W&T Offshore, Inc. and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of W&T Offshore, Inc. and Subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

August 14, 2006

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

During the second quarter of 2006 –

•	Net income decreased 16% to $38.5 million as compared to the second quarter of 2005. Net income for the second quarter of 2006 includes an unrealized loss of $8.4 million (after taxes) related to our open derivative contracts. Without the effect of the unrealized derivative loss, net income for the second quarter of 2006 would have been $46.8 million or $0.71 per diluted share.

•	We participated in drilling eight exploration wells, of which five were successful. Of the five successful exploration wells, four were on the conventional shelf and one was in the deep shelf. Of the three non-commercial exploration wells, two were on the conventional shelf and one was in the deepwater. We also successfully drilled three development wells on the conventional shelf.

•	We funded capital expenditures of $151 million with cash flow from operating activities and available cash on hand.

•	W&T was awarded the four leases for which it was the apparent high bidder at the Minerals Management Service (“MMS”) Outer Continental Shelf Lease Sale 198 held on March 15, 2006. Of the four blocks, three are in the deepwater and one is on the conventional shelf.

•	Our board of directors declared a cash dividend of $0.03 per common share, which was paid on August 1, 2006 to shareholders of record on July 14, 2006. On May 1, 2006, we paid a cash dividend of $0.03 per common share to shareholders of record on April 14, 2006.

•	As of June 30, 2006, we had $97 million in cash and cash equivalents and no long-term debt.

Production

As of August 1, 2006, our production was approximately 203 MMcfe per day (net) and production of approximately 16 MMcfe per day (net) remained shut-in primarily due to issues related to field infrastructure and product sales pipelines resulting from the hurricanes in 2005. An additional 18 MMcfe per day (net) was shut-in at the end of July and will remain shut-in until mid-August due to a scheduled sales pipeline maintenance project. At the end of the second quarter of 2006, we were producing at 90% of pre-Hurricane Katrina levels and expect to return to pre-Hurricane Katrina production levels in the third quarter of 2006.

Results of Operations

The following table sets forth selected operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Natural gas (Bcf)	11.2	13.3	22.1	25.6
Oil (MMBbls)	1.4	1.2	2.5	2.4
Total natural gas and oil (Bcfe) (1)	19.8	20.7	37.1	40.0

Average daily equivalent sales (MMcfe/d)	217.6	227.1	205.0	220.8

Average realized sales prices (2):
Natural gas ($/Mcf)	$6.98	$7.08	$7.88	$6.72
Oil ($/Bbl)	61.13	45.22	59.32	44.47
Natural gas equivalent ($/Mcfe)	8.37	7.24	8.69	6.97

Average per Mcfe data ($/Mcfe):
Lease operating expenses	$0.82	$0.86	$0.86	$0.85
Gathering, transportation cost and production taxes	0.27	0.15	0.18	0.19
Depreciation, depletion, amortization and accretion	3.40	2.51	3.14	2.33
General and administrative expenses	0.46	0.28	0.56	0.32

Total number of wells drilled (gross)	11	7	19	14
Total number of productive wells drilled (gross)	8	6	16	11

(1)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).
(2)	Average realized prices exclude the effects of our derivative contracts that do not qualify for hedge accounting. Had we included the effect of these derivatives, our average realized sales price for natural gas would have been $7.22 per Mcf for the second quarter of 2006 and $8.01 per Mcf for the six months ended June 30, 2006. Our average realized sales price for oil would have been $60.78 per barrel for the second quarter of 2006 and $59.13 per barrel for the six months ended June 30, 2006. On a natural gas equivalent basis, our average realized sales price would have been $8.48 per Mcfe for the second quarter of 2006 and $8.75 per Mcfe for the six months ended June 30, 2006. We did not have any derivative contracts in place during the periods ended in 2005.

Other Financial Information (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
EBITDA	$124,640	$123,012	$258,074	$224,526
Adjusted EBITDA	$137,406	$123,012	$265,564	$224,526

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$38,465	$45,782	$94,296	$85,064
Income taxes	20,275	25,417	50,108	46,159
Net interest (income) expense	(1,434)	(108)	(2,756)	113
Depreciation, depletion, amortization and accretion	67,334	51,921	116,426	93,190

EBITDA	124,640	123,012	258,074	224,526
Unrealized commodity derivative loss	12,766	—	7,490	—

Adjusted EBITDA	$137,406	$123,012	$265,564	$224,526

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Oil and natural gas revenues. Oil and natural gas revenues increased $16.0 million to $165.7 million for the three months ended June 30, 2006 as compared to the same period in 2005. Natural gas revenues decreased $15.7 million and oil revenues increased $31.7 million. The natural gas revenue decrease was primarily caused by a sales volume decrease of 2.1 Bcf. The natural gas volume decrease is attributable to the deferral of production caused by Hurricanes Katrina and Rita and natural reservoir declines. The oil revenue increase was caused by a 35% increase in the average realized price, from $45.22 per barrel in the 2005 period to $61.13 per barrel in 2006, and a sales volume increase of 199 MBbls. The oil volume increase is primarily the result of successful drilling efforts.

Lease operating expenses. Our lease operating expenses decreased from $17.9 million in the quarter ended June 30, 2005 to $16.3 million in the same period of 2006 primarily due to decreases in workover and maintenance expenses which were partially offset by an increase in operating costs. Despite lower total sales volumes in the 2006 period, lease operating expenses on a per Mcfe basis decreased 5% from $0.86 per Mcfe in the 2005 period to $0.82 per Mcfe in 2006. Lease operating expenses for the quarter ended June 30, 2006 excludes $22.7 million of hurricane remediation costs reclassified to accounts receivable that we believe are reimbursable under our insurance policies.

Gathering and transportation costs and production taxes. Gathering and transportation costs increased from $3.0 million for the three months ended June 30, 2005 to $5.1 million for the same period in 2006, primarily due to cash settlements of certain pipeline imbalances. Production taxes decreased from $0.2 million for the three months ended June 30, 2005 to $0.1 million for the same period in 2006. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased from $51.9 million for the quarter ended June 30, 2005 to $67.3 million for the same period in 2006. Although total sales volumes were lower in the second quarter of 2006 compared to 2005, DD&A was higher in the 2006 period as a result of an increase in our total depletable costs due to our drilling activities. DD&A for the quarters ended June 30, 2006 and 2005 do not reflect changes in proved reserves that may have occurred during the respective quarters because our mid-year reserve report update has historically not been available until the third quarter. On a per Mcfe basis, DD&A was $3.40 for the three months ended June 30, 2006, compared to $2.51 for the same period in 2005.

General and administrative expenses. General and administrative expenses (“G&A”) increased from $5.8 million for the three months ended June 30, 2005 to $9.1 million in the same period of 2006 primarily due to increases in personnel, incentive compensation and legal and professional fees. Also included in G&A for the quarter ended in 2006 are expenses of $0.3 million related to the relocation of the majority of our employees to Houston, Texas.

Commodity derivative loss. For the three months ended June 30, 2006, we recorded an unrealized loss of $12.8 million related to our open derivative contracts and a realized gain of $2.2 million related to settlements of our derivative contracts.

Interest income. Interest income increased from $0.4 million for the quarter ended June 30, 2005 to $1.8 million in the same period of 2006 primarily due to greater average daily balances of cash on hand in the 2006 period and higher yields on cash investments.

Income tax expense. Income tax expense decreased from $25.4 million for the quarter ended in 2005 to $20.3 million for the same period in 2006 primarily due to decreased taxable income. Our effective tax rate for the three months ended June 30, 2006 and 2005 remained flat at approximately 35%.

Net income. Net income for the three months ended June 30, 2006 decreased $7.3 million to $38.5 million compared to the same period in 2005. The primary reasons for this decrease were as follows:

•	lower volumes of natural gas sold during the quarter ended in 2006 of 11.2 Bcf, as compared to 13.3 Bcf during the same period in 2005;

•	higher gathering and transportation costs, DD&A and G&A for the quarter ended in 2006 as compared to the same period in 2005; and

•	a commodity derivative loss of $10.6 million ($6.9 million after taxes) during the quarter ended in 2006.

Offsetting these unfavorable factors were increases in average realized oil prices, oil sales volumes and interest income and decreases in lease operating expenses and income taxes.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Oil and natural gas revenues. Oil and natural gas revenues increased $44.2 million to $322.6 million for the six months ended June 30, 2006 as compared to the same period in 2005. Natural gas revenues increased $2.1 million and oil revenues increased $42.1 million. The natural gas revenue increase was caused by a 17% increase in the average realized natural gas price from $6.72 per Mcf for the six months ended June 30, 2005 to $7.88 per Mcf for the same period in 2006, which was substantially offset by a 3.5 Bcf sales volume decrease. The natural gas volume decrease is attributable to the deferral of production caused by Hurricanes Katrina and Rita and natural reservoir declines. The oil revenue increase was caused by a 33% increase in the average realized price, from $44.47 per barrel in the 2005 period to $59.32 per barrel in 2006 and a sales volume increase of 113 MBbls. The oil volume increase is primarily the result of successful drilling efforts.

Lease operating expenses. Our lease operating expenses decreased from $34.0 million in the six months ended June 30, 2005 to $32.1 million in the same period of 2006. The decrease resulted from decreases in workover and maintenance expenses which were partially offset by an increase in operating costs. On a per Mcfe basis, lease operating expenses increased from $0.85 per Mcfe in the 2005 period to $0.86 per Mcfe for the same period in 2006 as a result of lower total sales volumes in the period ended in 2006. Lease operating expenses for the six months ended June 30, 2006 excludes $33.1 million of hurricane remediation costs reclassified to accounts receivable that we believe are reimbursable under our insurance policies.

Gathering and transportation costs and production taxes. Gathering and transportation costs decreased from $7.2 million for the six months ended June 30, 2005 to $6.3 million for the same period in 2006, primarily due to a decrease in volumes transported. Production taxes decreased from $0.4 million for the six months ended June 30, 2005 to $0.2 million for the same period in 2006 due to lower production from leases in state waters. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. DD&A increased from $93.2 million for the six months ended June 30, 2005 to $116.4 million for the same period in 2006. Although total sales volumes were lower in the six months ended June 30, 2006 compared to the same period in 2005, DD&A increased as a result of an increase in our total depletable costs due to our drilling activities. DD&A for the six months ended June 30, 2006 and 2005 do not reflect changes in proved reserves that may have occurred during the respective periods because our mid-year reserve report update has historically not been available until the third quarter. On a per Mcfe basis, DD&A was $3.14 for the six months ended June 30, 2006, compared to $2.33 for the same period in 2005.

General and administrative expenses. G&A increased from $12.7 million for the six months ended June 30, 2005 to $20.7 million in the same period of 2006 primarily due to increases in personnel and incentive compensation costs in the 2006 period. Also included in G&A for the period ended in 2006 are expenses of $0.8 million related to the relocation of the majority of our employees to Houston, Texas and expenses of $0.4 million related to the temporary displacement of those employees due to damage caused by Hurricanes Katrina and Rita. Included in G&A for the six months ended June 30, 2005 are expenses of $0.9 million related to our initial public offering in January 2005.

Commodity derivative loss. For the six months ended June 30, 2006, we recorded an unrealized loss of $7.5 million related to our open derivative contracts and a realized gain of $2.2 million related to settlements of our derivative contracts.

Interest income. Interest income increased $2.9 million for the six months ended June 30, 2006 as compared to the same period in 2005 primarily due to greater average daily balances of cash on hand in the 2006 period and higher yields on cash investments.

Income tax expense. Income tax expense increased from $46.2 million for the six months ended in 2005 to $50.1 million for the same period in 2006 primarily due to increased taxable income. Our effective tax rate for the six months ended June 30, 2006 and 2005 remained flat at approximately 35%.

Net income. Net income for the six months ended June 30, 2006 increased $9.2 million to $94.3 million. The primary reasons for this increase were as follows:

•	higher oil prices during the six months ended in 2006 of $59.32 per barrel, as compared to $44.47 per barrel during the same period in 2005;

•	higher natural gas prices during the six months ended in 2006 of $7.88 per Mcf, as compared to $6.72 per Mcf during the same period in 2005;

•	lower lease operating expenses, production taxes and gathering and transportation costs for the six months ended in 2006 as compared to the same period in 2005; and

•	higher interest income for the six months ended in 2006 as compared to the same period in 2005.

Offsetting these favorable factors were a commodity derivative loss of $5.3 million ($3.4 million after taxes), a decrease in gas sales volumes and increases in DD&A, G&A and income taxes.

Liquidity and Capital Resources

Cash flow and working capital. Net cash flow provided by operating activities for the six months ended June 30, 2006 was $228.1 million, compared to $198.6 million for the comparable period in 2005. This increase was primarily attributable to higher realized prices on sales of oil and natural gas and an increase in volumes of oil sold, partially offset by a decrease in volumes of natural gas sold. Net cash flow used in investing activities totaled $274.5 million and $147.2 million during the first six months of 2006 and 2005, respectively, which primarily represents our investment in oil and gas properties. Net cash flow used in financing activities was $44.0 million during the six months ended June 30, 2006 compared to $37.2 million for the same period in 2005, which primarily represents repayments on our revolving credit facility. The balance of cash and cash equivalents increased from $79.1 million as of June 30, 2005 to $97.3 million as of June 30, 2006. Our future net cash flow provided by operating activities will depend on our ability to restore, maintain and increase production through our operations, drilling and acquisition programs, as well as the prices of oil and gas.

In anticipation of the financing of the Kerr-McGee transaction, in January 2006 we entered into commodity swap and option contracts relating to approximately 14 Bcfe of our production in 2006, 18 Bcfe of our production in 2007 and 11 Bcfe of our production in 2008. We may enter into additional derivative contracts in connection with the Kerr-McGee transaction or as management otherwise deems appropriate based upon prevailing prices. These contracts are intended to reduce the effects of volatile oil and gas prices. These contracts may also have the effect of limiting our potential income and exposing us to potential financial losses.

The Katrina Emergency Tax Relief Act of 2005, signed on September 23, 2005, postponed tax deadlines with a due date falling on or after August 29, 2005 until February 28, 2006 for taxpayers affected by Hurricane Katrina. On February 17, 2006, the Internal Revenue Service further postponed tax deadlines with a due date falling on or after August 29, 2005 until August 28, 2006 for taxpayers affected by Hurricane Katrina. Consequently, our estimated federal income tax payments due in the third and fourth quarters of 2005 and the first and second quarters of 2006 were deferred to a date on or about August 28, 2006. As of June 30, 2006, we estimate that our total federal income tax payment due on August 28, 2006 will be $43 million, consisting of approximately $33 million related to our 2005 tax year and approximately $10 million related to an estimated tax payment for our 2006 tax year. In order to avoid the possibility of federal estimated tax underpayment penalties, we have elected to make the 2006 payment under the Internal Revenue Service’s income annualization approach. We do not expect the estimated tax payment for 2006 to be indicative of the level of payments the Company will be required to make during the remainder of the year and believe such payment will ultimately cover a significant portion of the Company’s full year cash tax obligation.

As of June 30, 2006, we had a working capital deficit of $1.2 million. Working capital deficits are not unusual at the end of a period and are commonly the result of accounts payable related to capital expenditures. We believe that our working capital balance should be viewed in conjunction with our cash provided by operations and the availability of borrowings under our credit facility when assessing liquidity.

Insurance receivable. As of June 30, 2006 we have incurred $7.8 million of development costs and $41.1 million of production costs (consisting primarily of repairs and maintenance and well control expenses), net to our interest, to remediate damage caused by Hurricanes Katrina and Rita and we believe these costs are reimbursable under our insurance policies. We reclassified these costs to accounts receivable and continue to process claims with our underwriters for reimbursement. Included in joint interest and other receivables at June 30, 2006 is $43.4 million, which represents the estimated reimbursable hurricane remediation costs incurred in excess of our deductibles. In July 2006, we received an initial payment of our first claim related to Hurricane Rita in the amount of $4.9 million. This payment was for reimbursable costs of $10.1 million, less our cumulative annual deductible for 2005 of $5.0 million and a per occurrence deductible of $250,000. Any differences between our insurance recoveries and insurance receivables will be recorded as adjustments to development costs or production costs, depending on how the original cost was classified. Our estimate of repair costs associated with Hurricanes Katrina and Rita has increased to between $90 million and $100 million. The increase in projected costs is a result of increased weather downtime, higher contractor costs and an increase in the scope of necessary repairs. We believe that our insurance coverage is adequate to cover losses associated with Hurricanes Katrina and Rita. We expect that our available cash and cash equivalents, cash flow from operations and the availability of our revolving credit facility will be sufficient to meet any uninsured expenditures.

The Company has renewed its insurance policy covering well control, property and hurricane damage for the policy period covering July 2006 through June 2007 at a cost of $19.2 million. The policy limit is $100 million and carries a $10 million deductible.

Capital expenditures and other. The level of our investment in oil and gas properties changes from time to time, depending on numerous factors, including the price of oil and gas, acquisition opportunities and the results of our exploration and development activities. For the six months ended June 30, 2006, capital expenditures of $274.4 million included $127.7 million for development activities, $132.3 million for exploration, $11.3 million for acquisition and other leasehold activity and $3.1 million for other capital items. These expenditures do not include any amount of capitalized salaries or capitalized interest. Our capital expenditures for the six months ended June 30, 2006 were primarily financed by net cash flows provided by operating activities and available cash on hand.

Of the drilling, completion and facilities expenditures for 2006, we spent $95.6 million in the deepwater, $30.6 million on the deep shelf and $133.8 million on the conventional shelf and other projects. These expenditures do not include hurricane remediation costs which totaled $33.1 million for the six months ended June 30, 2006. Additionally, we spent $3.5 million on expensed workovers and major maintenance projects and $13.8 million for plugging and abandonment expenses. As a result of the exploration success the Company has experienced over the last twelve months, the Company’s capital spending on completion projects has exceeded earlier expectations. The Company expects the original 2006 capital budget of $400 million to be increased by approximately $150 million. If the Kerr-McGee transaction closes as anticipated in the third quarter of 2006, we plan to further increase our capital expenditure budget by approximately $25 million for development purposes in 2006.

We intend to fund our future exploration, exploitation and development expenditures and the pending transaction with Kerr-McGee through net cash flow from operating activities, cash on hand, equity financing and long-term borrowings. However, current and planned credit commitments may not be sufficient to cover the full cost of the Kerr-McGee transaction at closing due to volatile oil and natural gas prices, delayed, deferred or lost production resulting from the hurricanes in 2005 and the amount of available cash. We may elect to defer some of our planned capital or other expenditures in the interim in order to increase cash on hand.

Long-term debt. On May 26, 2006, we entered into a new credit agreement in connection with the pending transaction with Kerr-McGee. The new credit agreement will not be effective unless the Kerr-McGee transaction is consummated on or before September 30, 2006. Upon closing of the Kerr-McGee transaction, our initial availability under the new credit agreement is anticipated to be $987.5 million. The new credit agreement provides for (1) a revolving loan facility with an initial availability of $300.0 million, (2) a Tranche A term loan facility in the amount of $387.5 million and (3) a Tranche B term loan facility in the amount of $300.0 million. Because the Kerr-McGee transaction did not close before July 31, 2006, the Tranche A term loan facility was reduced to $387.5 million.

Additionally, the agreement provides for the availability of letters of credit for up to $90.0 million, provided however, that its usage is subject to availability under the revolving loan facility. The borrowing base is subject to re-determination on March 1 and September 1 of each year commencing September 1, 2007. Interest accrues either (1) at the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin which varies from 0.0% to 1.75% depending upon the facility or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate plus a margin that varies from 1.25% to 2.75% depending upon the facility. The Tranche A and Tranche B term loans are payable in installments and mature fifteen months from initial funding and on the fourth anniversary of initial funding, respectively. The revolving loan matures on the third anniversary of initial funding.

The new credit agreement contains covenants that restrict the payment of cash dividends to a maximum of $30 million per year, borrowings other than from the facilities, sales of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders. We will be required to maintain interest rate hedging contracts with respect to at least 50% of the aggregate principal amount outstanding of the Tranche A and Tranche B term loans at all times. We will also be subject to various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio beginning with the quarter ending on March 31, 2007, a minimum interest coverage ratio, a minimum asset coverage ratio and a maximum leverage ratio.

Based on production and other expected adjustments to the amount to be paid to Kerr-McGee, as well as the use of cash on hand and proceeds from our recent equity offering, we do not currently anticipate using the entire amount available under the new credit facility. The new credit agreement is expected to increase our financial leverage and may change our risk profile, but we believe this effect will be substantially reduced within the first 12 to 18 months based on expected scheduled principal payments.

Until the new credit agreement becomes effective, no loan advances will be made and no letters of credit will be issued under the new credit agreement and our existing credit agreement will remain in effect in accordance with its stated terms. As of June 30, 2006, we had no long-term debt outstanding under our existing credit agreement with $230.0 million of undrawn capacity.

Equity offering. On July 26, 2006, the Company completed an additional equity offering of 8,500,000 shares of its common stock at an offering price of $32.50 per share. The Underwriting Agreement also included a 30-day option to the underwriters to purchase up to an additional 1,275,000 shares at the offering price, less underwriting discounts and commissions. On August 10, 2006, the over-allotment option was exercised in full. Net proceeds generated by the offering and the exercise of the over-allotment option were approximately $307.8 million after underwriting discounts and commissions of approximately $9.5 million and legal, accounting, printing and various other fees of approximately $0.4 million through June 30, 2006.

We intend to use substantially all of the net proceeds from this offering, together with cash on hand and borrowings under our new credit agreement, to finance the cash consideration payable pursuant to our pending transaction with Kerr-McGee and to pay related fees and expenses. Any net proceeds from this offering that we do not use for the purposes described above will be used for general corporate purposes, which may include among other things, funding capital expenditures related to our drilling activities.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Also refer to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1. Financial Statements – Note 8 – Share-Based Compensation and Note 13 – Recent Accounting Pronouncement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. Our revenues, profitability and future rate of growth substantially depend upon market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, net cash flow provided by operating activities and profitability. In connection with the anticipated financing of the transaction with Kerr-McGee, in January 2006 we entered into commodity swap and option contracts relating to approximately 14 Bcfe of our production in 2006, 18 Bcfe of our production in 2007 and 11 Bcfe of our production in 2008.

As of June 30, 2006, our open derivative contracts were as follows:

Collars
Type	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price
					Floor	Ceiling
Zero Cost	Natural Gas	8/1/2006	9/30/2006	1,403,000 MMBtu	$7.32	$13.10
Zero Cost	Natural Gas	10/1/2006	12/31/2006	3,036,000 MMBtu	8.04	14.49
Funded	Natural Gas	1/1/2007	12/31/2007	8,760,000 MMBtu	7.76	16.80
Zero Cost	Oil	1/1/2007	12/31/2007	1,569,500 Bbls	61.68	76.40
Funded	Natural Gas	1/1/2008	12/31/2008	5,124,000 MMBtu	7.31	15.80
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50

Swaps
Commodity	Effective Date	Termination Date	Notional Quantity	Price
Oil	7/1/2006	9/30/2006	165,600 Bbls	$69.72
Oil	10/1/2006	12/31/2006	248,400 Bbls	69.85

While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income if oil and natural gas prices were to rise substantially over the price established by the hedge. We do not enter into derivative contracts for trading purposes. For additional details about our derivative contracts, refer to Item 1. Financial Statements – Note 4 – Derivative Financial Instruments.

Information about market risks for the periods ended June 30, 2006 does not differ materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 except as noted above. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer have each concluded that as of June 30, 2006 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of shareholders during W&T’s Annual Meeting of Shareholders held on May 16, 2006.

Election of Directors – Our shareholders elected the six nominees for director to serve until the 2007 Annual Meeting of Shareholders by the following vote.

Nominee	For	Withheld
Tracy W. Krohn	59,402,882	5,257,516
Jerome F. Freel	59,401,272	5,259,126
Stuart B. Katz	63,528,759	1,131,639
James L. Luikart	63,643,293	1,017,105
Virginia Boulet	59,297,624	5,362,774
S. James Nelson, Jr.	64,123,966	536,432

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 22 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

W&T OFFSHORE, INC.

By:	/s/ WILLIAM W. TALAFUSE
William W. Talafuse
Senior Vice President, interim Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1	Underwriting Agreement dated July 20, 2006, by and among W&T Offshore, Inc., Lehman Brothers, Inc., Jefferies & Company, Inc., Morgan Stanley & Co. Incorporated et al. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, dated July 26, 2006)

10.1	Agreement and Plan of Merger among Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil & Gas (Shelf) LLC, W&T Offshore, Inc., and W&T Energy V, LLC, effective October 1, 2005. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated January 27, 2006)

10.2	Third Amended and Restated Credit Agreement dated May 26, 2006; First Amendment to Third Amended and Restated Credit Agreement dated June 9, 2006; and Second Amendment to Third Amended and Restated Credit Agreement dated July 27, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 7, 2006)

10.3	Employment Agreement dated July 5, 2006, by and between the W&T Offshore, Inc. and Stephen L. Schroeder. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 12, 2006)

10.4	Indemnification and Hold Harmless Agreement by and between W&T Offshore, Inc. and Stephen L. Schroeder, dated July 5, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 12, 2006)

10.5	First Amendment to Employment Agreement by and between W&T Offshore, Inc. and Reid Lea effective September 28, 2005. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 12, 2006)

10.6	First Amendment to Employment Agreement by and between W&T Offshore, Inc. and Joseph Slattery effective September 28, 2005. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 12, 2006)

10.7	First Amendment to Employment Agreement by and between W&T Offshore, Inc. and Jeff Durrant effective September 28, 2005. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 12, 2006)

10.8	First Amendment to Employment Agreement by and between W&T Offshore, Inc. and William W. Talafuse effective September 28, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 21, 2006)

15.1*	Letter from Ernst & Young LLP regarding unaudited interim financial information.

23.1*	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.