Form 10-Q
period 2007-03-31
W&T OFFSHORE INC
filed 2007-05-10
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☐                                 Accelerated filer  ☑                                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company. Yes  ☐    No  ☑

As of May 10, 2007, there were 76,217,264 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(In thousands, except share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,303	$39,235
Receivables:
Oil and gas sales	93,927	98,362
Joint interest and other	56,404	50,681
Insurance receivables	—	75,151
Income taxes	17,009	15,705

Total receivables	167,340	239,899
Prepaid expenses and other assets	27,741	49,559

Total current assets	199,384	328,693
Property and equipment – at cost:
Oil and gas property and equipment (full cost method, of which $279,607 at March 31, 2007 and $308,231 at December 31, 2006 were excluded from amortization)	3,431,197	3,297,153
Furniture, fixtures and other	11,314	10,948

Total property and equipment	3,442,511	3,308,101
Less accumulated depreciation, depletion and amortization	1,161,069	1,042,315

Net property and equipment	2,281,442	2,265,786
Restricted deposits for asset retirement obligations	10,804	10,680
Other assets	2,829	4,526

Total assets	$2,494,459	$2,609,685

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt – net of discount	$161,800	$271,380
Accounts payable	172,436	247,324
Undistributed oil and gas proceeds	43,151	46,933
Asset retirement obligations – current portion	40,256	41,718
Accrued liabilities	8,000	28,825
Deferred income taxes – current portion	2,511	7,896

Total current liabilities	428,154	644,076
Long-term debt, less current maturities – net of discount	481,903	413,617
Asset retirement obligations, less current portion	276,766	272,350
Deferred income taxes, less current portion	246,338	232,835
Other liabilities	5,615	3,890
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 76,222,963 and 75,900,082 shares at March 31, 2007 and December 31, 2006, respectively	1	1
Additional paid-in capital	364,255	361,855
Retained earnings	692,378	681,634
Accumulated other comprehensive loss	(951)	(573)

Total shareholders’ equity	1,055,683	1,042,917

Total liabilities and shareholders’ equity	$2,494,459	$2,609,685

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
	(Unaudited)
Revenues:
Oil and natural gas revenues	$246,477	$156,852
Other	62	2

Total revenues	246,539	156,854
Operating costs and expenses:
Lease operating expenses	61,663	15,780
Production taxes	1,383	50
Gathering and transportation	2,874	1,206
Depreciation, depletion and amortization	118,754	46,838
Asset retirement obligation accretion	5,447	2,254
General and administrative expenses	13,884	11,660
Commodity derivative loss (gain)	11,971	(5,276)

Total costs and expenses	215,976	72,512

Operating income	30,563	84,342
Interest expense:
Incurred	17,759	305
Capitalized	(6,828)	—
Other income	413	1,627

Income before income taxes	20,045	85,664
Income taxes	7,016	29,833

Net income	$13,029	$55,831

Earnings per common share:
Basic	$0.17	$0.85
Diluted	0.17	0.85
Dividends declared per common share	0.03	0.03

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Operating activities:
Net income	$13,029	$55,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	124,201	49,092
Amortization of debt issuance costs	208	80
Accretion of discount on long-term debt	3,206	—
Share-based compensation related to restricted stock issuances	528	1,430
Unrealized commodity derivative loss (gain)	13,888	(5,276)
Deferred income taxes	8,322	24,438
Other	50	—
Changes in operating assets and liabilities:
Oil and gas receivables	4,435	14,708
Joint interest and other receivables	(6,084)	2,444
Insurance receivables	75,151	(13,690)
Income taxes	(1,304)	5,394
Prepaid expenses and other assets	11,259	(27,549)
Asset retirement obligations	(2,256)	(2,220)
Accounts payable and accrued liabilities	(97,987)	8,623
Other liabilities	15	—

Net cash provided by operating activities	146,661	113,305

Investing activities:
Investment in oil and gas property and equipment	(134,276)	(120,637)
Purchases of furniture, fixtures and other, net	(416)	(2,257)
Other	(124)	(77)

Net cash used in investing activities	(134,816)	(122,971)

Financing activities:
Borrowings of long-term debt	290,000	—
Repayments of borrowings of long-term debt	(334,500)	(40,000)
Dividends to shareholders	(2,277)	(1,979)

Net cash used in financing activities	(46,777)	(41,979)

Decrease in cash and cash equivalents	(34,932)	(51,645)
Cash and cash equivalents, beginning of period	39,235	187,698

Cash and cash equivalents, end of period	$4,303	$136,053

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Operations. W&T Offshore, Inc. and subsidiaries (“W&T” or the “Company”), is an independent oil and natural gas acquisition, exploitation, exploration and production company primarily focused in the Gulf of Mexico.

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. The accompanying financial statements for the three months ended March 31, 2007 include approximately $3.7 million of lease operating expenses incurred in 2006. Such amounts were not deemed material with respect to either the results for fiscal year 2006 or the anticipated results and the trend of earnings for fiscal year 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 may have on our consolidated financial statements.

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

3. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. Revisions of estimated liabilities include, among other things, revisions due to timing of settling certain asset retirement obligations. A summary of our asset retirement obligations is as follows (in thousands):

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Balance, January 1, 2007	$314,068
Liabilities settled	(2,256)
Accretion of discount	5,447
Liabilities incurred	179
Revisions of estimated liabilities	(416)

Balance, March 31, 2007	317,022
Less current portion	40,256

Long-term	$276,766

4. Long-Term Debt

As of March 31, 2007 and December 31, 2006 our long-term debt was as follows (in thousands):

	March 31, 2007	December 31, 2006
Revolving loan facility, due August 2009	$190,000	$122,000
Tranche A term loan facility, net of unamortized discount of $1,900 at March 31, 2007 and $4,583 at December 31, 2006, due November 2007	160,600	270,417
Tranche B term loan facility, net of unamortized discount of $6,897 at March 31, 2007 and $7,420 at December 31, 2006, due August 2010	293,103	292,580

Total long-term debt	643,703	684,997
Current maturities of long-term debt	(161,800)	(271,380)

Long-term debt, less current maturities	$481,903	$413,617

At March 31, 2007, we had $110.0 million of undrawn capacity available under our revolving loan facility.

Borrowings under our facilities bear interest at either (1) the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin which varies from 0.0% to 1.75% depending upon the loan or (2) to the extent any loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate plus a margin that varies from 1.25% to 2.75% depending upon the loan. The effective interest rates, including amortization of the discount, on the revolving loan, Tranche A and Tranche B loans were 10.2%, 13.0% and 8.4%, respectively, at March 31, 2007.

We are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a current ratio, interest coverage ratio, asset coverage ratio and a leverage ratio. We were in compliance with all applicable covenants as of March 31, 2007.

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

Commodity Derivatives. In January 2006, we entered into commodity swap and option contracts in connection with the anticipated financing related to the acquisition of a wholly-owned subsidiary of Kerr-McGee Oil & Gas Corporation (“Kerr-McGee”) by merger. While these contracts are intended to reduce the effects of volatile oil and

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

natural gas prices, they may also limit future income from favorable price movements. Changes in the fair value of our commodity derivative contracts are recognized currently in earnings.

During the three month periods ended March 31, 2007 and 2006, we recorded an unrealized loss of $13.9 million and an unrealized gain of $5.3 million related to our open commodity derivative contracts, respectively. For the three months ended March 31, 2007 we recorded a realized gain of $1.9 million related to settlements of our commodity derivatives. There were no realized gains or losses related to our commodity derivative contracts during the three months ended March 31, 2006. At March 31, 2007, $3.0 million was included in prepaid expenses and other assets, $2.0 million was included in other assets, $0.6 million was included in accrued liabilities and $1.3 million was included in other liabilities related to our open commodity derivatives.

As of March 31, 2007, our open commodity derivatives were as follows:

Collars
	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price		Fair Value Gain (Loss) (in thousands)
Type					Floor	Ceiling
Funded	Natural Gas	5/1/2007	12/31/2007	5,880,000 MMBtu	$7.76	$16.80	$2,997
Zero Cost	Oil	4/1/2007	12/31/2007	1,182,500 Bbls	61.68	76.40	(185)
Funded	Natural Gas	1/1/2008	12/31/2008	5,124,000 MMBtu	7.31	15.80	1,936
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50	(1,689)

							$3,059

As of December 31, 2006, our open commodity derivatives were as follows:

Collars
	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price		Fair Value Gain (in thousands)
Type					Floor	Ceiling
Funded	Natural Gas	2/1/2007	12/31/2007	8,016,000 MMBtu	$7.76	$16.80	$10,950
Zero Cost	Oil	1/1/2007	12/31/2007	1,569,500 Bbls	61.68	76.40	2,511
Funded	Natural Gas	1/1/2008	12/31/2008	5,124,000 MMBtu	7.31	15.80	3,413
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50	73

							$16,947

Interest Rate Swaps. In connection with the Kerr-McGee transaction, our credit agreement required that we enter into interest rate swap contracts. In August 2006, we entered into two interest rate swaps, which serve to hedge the risk associated with the variable LIBOR rates used to reset the floating rates of our Tranche A and Tranche B term loans. For each of the interest rate swaps, we pay the counterparty the equivalent of a fixed interest payment on 50% of the aggregate outstanding principal balance of the Tranche A and Tranche B term loans and receive from the counterparty the equivalent of a floating interest payment based on a three-month LIBOR rate calculated on the same notional amount. All interest rate swap payments are made quarterly and the LIBOR is determined in advance of each interest period. The fixed interest rates of the swaps related to the Tranche A and Tranche B term loans are 5.41% and 5.16%, respectively. The effective interest rates, including amortization of the discount, on the Tranche A and Tranche B loans were 13.0% and 8.4%, respectively, at March 31, 2007. These swaps have been determined to be highly effective as it relates to the variability in the LIBOR interest rate and, therefore, qualify, and are designated by management, as cash flow hedges under SFAS No. 133.

At March 31, 2007, a $1.0 million, net of income tax, unrealized loss on hedging activity is included in accumulated other comprehensive loss resulting from the decrease in fair value of the interest rate swaps. Gains or losses on the swaps are recorded to interest expense when realized and could vary from the unrealized amount shown above as a result of future changes in interest rates. For the quarter ended March 31, 2007, no amount was recognized in earnings due to ineffectiveness related to our interest rate swaps.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, (“FIN 48”), effective January 1, 2007. The adoption of FIN 48 did not have an effect on our consolidated financial statements.

As of March 31, 2007, we do not have any accrued interest or penalties related to uncertain tax positions; however, when applicable, we will recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years from 2003 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

7. Insurance Receivables

In March 2007, we entered into agreements with our insurance underwriters to settle all claims related to Hurricanes Katrina and Rita, as well as a claim to recover drilling costs on a well at Green Canyon 82 that experienced uncontrollable water flow in the second quarter of 2006. After adjustments for applicable deductibles and reimbursements of $21.9 million received in 2006 and $4.8 million received in February 2007, the Company received proceeds of $73.3 million in March 2007. Total reimbursements of $78.1 million received in 2007 exceeded our insurance receivables at December 31, 2006 by $2.9 million. Such amount was used to offset a portion of our hurricane remediation costs incurred in 2007 which totaled $13.8 million through March 31, 2007. Included in lease operating expenses for the quarter ended March 31, 2007 is $7.1 million for hurricane remediation expenses that were not covered by insurance. We expect to recover approximately $3.8 million under the insurance policy of one of our partners, which is included in joint interest and other receivables at March 31, 2007. We anticipate incurring additional costs to repair damage to our facilities caused by Hurricanes Katrina and Rita during the remainder of 2007, the majority of which is not expected to be covered by insurance. Uninsured expenditures will be recorded as lease operating expenses. The timing of future repairs will be affected by equipment availability, design and remediation planning and permitting.

8. Long-Term Incentive Compensation

2006 Bonus. In March 2007, our board of directors approved payment of a general bonus and an extraordinary performance bonus for 2006 in accordance with the W&T Offshore, Inc. 2005 Annual Incentive Plan (the “2005 Plan”). Each type of bonus includes a cash component and a restricted stock component.

Cash bonuses for 2006 (general bonus and extraordinary performance bonus) were paid in March 2007 and totaled $6.4 million. Of this amount, $4.7 million was expensed in 2006, $1.3 million was expensed in the first quarter of 2007 and the remainder was billed to partners under joint operating agreements.

The restricted stock portion of the 2006 bonus (general bonus and extraordinary performance bonus) was settled in March 2007 by the granting and issuance of 329,813 restricted shares of our common stock with a fair value of approximately $9.0 million. The associated compensation expense, less an allowance for estimated forfeitures, is being recognized over the requisite service period of four years beginning on the first day of the bonus year. Accrued liability amounts of approximately $2.2 million ($1.9 million in 2006) related to the recognition of compensation expense during the service period prior to the issuance of the restricted shares were reclassified to additional paid-in capital upon issuance of the restricted shares in March 2007 (see Note 9).

2007 Bonus. In accordance with the 2005 Plan, bonuses consist of a general bonus and an extraordinary performance bonus. Eligible employees will be entitled to receive cash bonuses and awards of restricted stock from a bonus pool limited to five percent of adjusted pre-tax income for 2007. Shares of restricted stock to be awarded as incentive compensation for performance in 2007 have a four year requisite service period and will vest in three equal annual installments on December 31, 2008, 2009 and 2010. During the three months ended March 31, 2007, we expensed $1.5 million related to the general bonus for 2007, of which $0.4 million will ultimately be settled in restricted shares (see Note 9).

9. Share-Based Compensation

We recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. At March 31, 2007, there were 1,836,271 shares of common stock available for award under our share-based payment plans. A summary of share activity pursuant to our share-based payment plans for the quarter ended March 31, 2007, is as follows:

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Restricted Shares	Weighted Average Grant Date Price Per Share
Nonvested at January 1, 2007	102,860	$37.35
Granted	336,286	$27.47
Forfeited	(1,819)	$33.10

Nonvested at March 31, 2007	437,327	$29.77

Restricted shares generally vest in three equal annual installments with the first such installment vesting on December 31 of the year in which the shares are granted. The weighted average grant date fair value of restricted shares granted during the quarters ended March 31, 2007 and 2006 was $9.2 million and $6.0 million, respectively. Total compensation expense under share-based payment arrangements was $1.2 million and $1.8 million during the three months ended March 31, 2007 and 2006, respectively. Of the total compensation expense under share-based payment arrangements during the three months ended March 31, 2007 and 2006, $0.8 million and $1.3 million, respectively, was credited to additional paid-in capital. Prior to the granting of the restricted shares, the associated compensation expense is recorded as an accrued liability. As of March 31, 2007, there was $7.5 million of total unrecognized share-based compensation expense related to restricted shares issued, which is expected to be recognized between April 2007 and December 2009.

10. Earnings Per Share

Basic earnings per share was calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share incorporates the potential dilutive impact of nonvested restricted stock outstanding during the periods presented.

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net income applicable to common shares	$13,029	$55,831

Weighted average number of common shares (basic)	75,787	65,971
Weighted average nonvested common shares	17	23

Weighted average number of common shares (diluted)	75,804	65,994

Earnings per share:
Basic	$0.17	$0.85
Diluted	0.17	0.85

11. Comprehensive Income

Our comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$13,029	$55,831
Interest rate swap settlements reclassified to income, net of income tax	41	—
Change in the fair value of open interest rate swaps, net of income tax	(419)	—

Comprehensive income	$12,651	$55,831

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Dividends

On March 7, 2007, our board of directors declared a cash dividend of $0.03 per common share, which was paid on May 1, 2007 to shareholders of record on April 13, 2007. On February 1, 2007, we paid a cash dividend of $0.03 per common share to shareholders of record on January 15, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included elsewhere in this quarterly report. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006 and may be discussed from time to time in subsequent reports filed with the Securities and Exchange Commission. We assume no obligation, nor do we intend, to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its subsidiaries.

Overview

W&T is an independent oil and natural gas company primarily focused in the Gulf of Mexico, including exploration in the deepwater where we have developed significant technical expertise. W&T has grown through acquisitions, exploitation and exploration and currently holds working interests in over 150 producing fields in federal and state waters. The majority of our daily production is derived from wells we operate.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended March 31,
	2007	2006	Change	%
	(In thousands, except per share data)
Financial:
Total revenues	$246,539	$156,854	$89,685	57.2%
Operating costs and expenses:
Lease operating expenses	61,663	15,780	45,883	290.8%
Gathering and transportation costs and production taxes	4,257	1,256	3,001	238.9%
Depreciation, depletion, amortization and accretion	124,201	49,092	75,109	153.0%
General and administrative expenses	13,884	11,660	2,224	19.1%
Commodity derivative loss (gain)	11,971	(5,276)	17,247	326.9%

Total costs and expenses	215,976	72,512	143,464	197.8%

Operating income	30,563	84,342	(53,779)	(63.8%)
Interest expense, net of amounts capitalized (1)	10,931	305	10,626	NM
Other income	413	1,627	(1,214)	(74.6%)

Income before income taxes	20,045	85,664	(65,619)	(76.6%)
Income taxes	7,016	29,833	(22,817)	(76.5%)

Net income	$13,029	$55,831	$(42,802)	(76.7%)

Earnings per common share – diluted	$0.17	$0.85	$(0.68)	(80.0%)
EBITDA (2)	$154,764	$133,434	$21,330	16.0%
Adjusted EBITDA (2)	$168,652	$128,158	$40,494	31.6%

See footnotes beginning on page 11.

	Three Months Ended March 31,
	2007	2006	Change	%
Operating:
Net sales:
Natural gas (Bcf)	20.4	10.9	9.5	87.2%
Oil (MMBbls)	2.0	1.1	0.9	81.8%
Total natural gas and oil (Bcfe) (3)	32.1	17.3	14.8	85.5%

Average daily equivalent sales (MMcfe/d)	356.9	192.3	164.6	85.6%

Average realized sales prices (4):
Natural gas ($/Mcf)	$7.20	$8.82	$(1.62)	(18.4%)
Oil ($/Bbl)	51.00	56.90	(5.90)	(10.4%)
Natural gas equivalent ($/Mcfe)	7.67	9.06	(1.39)	(15.3%)

Average per Mcfe ($/Mcfe):
Lease operating expenses	$1.92	$0.91	$1.01	111.0%
Gathering and transportation costs and production taxes	0.13	0.07	0.06	85.7%
Depreciation, depletion, amortization and accretion	3.87	2.84	1.03	36.3%
General and administrative expenses	0.43	0.67	(0.24)	(35.8%)

	$6.35	$4.49	$1.86	41.4%

Total number of wells drilled (gross) (5)	3	10	(7)	(70.0%)
Total number of productive wells drilled (gross) (5)	3	10	(7)	(70.0%)

(1)	Percentage change not meaningful (“NM”).

(2)	We define EBITDA as net income plus income tax expense, net interest (income) expense, and depreciation, depletion, amortization and accretion. Adjusted EBITDA excludes the unrealized gain or loss related to our open commodity derivative contracts. Although not prescribed under generally accepted accounting principles, we believe the presentation of EBITDA and Adjusted EBITDA are relevant and useful because they help our investors understand our operating performance and make it easier to compare our results with those of other companies that have different financing, capital and tax structures. EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA and Adjusted EBITDA, as we calculate them, may not be comparable to EBITDA and Adjusted EBITDA measures reported by other companies. In addition, EBITDA and Adjusted EBITDA do not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$13,029	$55,831
Income taxes	7,016	29,833
Net interest expense (income)	10,518	(1,322)
Depreciation, depletion, amortization and accretion	124,201	49,092

EBITDA	154,764	133,434
Unrealized commodity derivative loss (gain)	13,888	(5,276)

Adjusted EBITDA	$168,652	$128,158

(3)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).

(4)

Average realized prices exclude the effects of our commodity derivative contracts that do not qualify for hedge accounting. Had we included the effect of these derivatives, our average realized sales prices for natural gas and oil would have been $7.23 per Mcf and $51.68 per barrel, respectively, for the first quarter of 2007. On a natural gas equivalent basis, our average realized sales price would have been $7.73 per Mcfe for the first quarter of 2007. There were no realized gains or losses related to our commodity derivative contracts during the period ended in 2006, and as such, average realized sales prices for the 2006 period were not impacted by our commodity derivative contracts.

(5)	Data for the 2006 period reflects two productive wells drilled between the effective date and the closing date of the Kerr-McGee transaction on properties acquired in that transaction.

During the first quarter of 2007 –

•

Net income was $13.0 million compared to $55.8 million for the first quarter of 2006. Net income for the first quarter of 2007 includes an unrealized loss of $9.0 million (after taxes) related to our open commodity derivative contracts. Net income for the first quarter of 2006 includes an unrealized gain of $3.4 million (after taxes) related to our open commodity derivative contracts. Excluding the effect of the unrealized commodity derivative loss/gain, net income for the first quarter of 2007 and 2006 would have been $22.1 million or $0.29 per diluted share and $52.4 million or $0.79 per diluted share, respectively.

•	Net income includes $7.1 million of hurricane remediation expenses ($4.6 million after taxes).

•	Interest expense, net of amounts capitalized, was $10.9 million compared to $0.3 million for the first quarter of 2006.

•	Sales of natural gas and oil increased by 14.8 Bcfe, or 86%, compared to the first quarter of 2006.

•	We participated in drilling two exploration wells on the conventional shelf, both of which were successful. We also participated in drilling one successful development well on the conventional shelf.

•

Capital expenditures of $134.8 million included $81.3 million for development activities, $41.6 million for exploration, $11.4 million for acquisition and other leasehold costs and $0.5 million for other capital items.

•

Our board of directors declared a cash dividend of $0.03 per common share, which was paid on May 1, 2007 to shareholders of record on April 13, 2007. On February 1, 2007, we paid a cash dividend of $0.03 per common share to shareholders of record on January 15, 2007.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Oil and natural gas revenues. Oil and natural gas revenues increased $89.6 million to $246.5 million for the three months ended March 31, 2007 as compared to the same period in 2006. Natural gas revenues increased $50.7 million and oil revenues increased $38.9 million. The natural gas revenue increase was caused by a sales volume increase of 9.5 Bcf, which was partially offset by an 18% decrease in the average realized price to $7.20 per Mcf for the three months ended March 31, 2007 from $8.82 per Mcf for the same period in 2006. The oil revenue increase was caused by a sales volume increase of 886 MBbls, which was partially offset by an 10% decrease in the average realized price to $51.00 per barrel in the 2007 period from $56.90 in the 2006 period. The volume increases for natural gas and oil are primarily attributable to the Kerr-McGee merger transaction, resumed production from properties that underwent hurricane repairs and increased production from our successful drilling efforts, partially offset by properties that experienced natural reservoir declines.

Lease operating expenses. Lease operating expenses increased to $1.92 per Mcfe in the first quarter of 2007 from $0.91 per Mcfe in the first quarter of 2006, despite higher total sales volumes in the 2007 period. On a nominal basis, lease operating expenses increased to $61.7 million in the first quarter of 2007 from $15.8 million in the first quarter of 2006. The increase of $45.9 million is attributable to increases in operating costs of $20.3 million, workover expenditures of $7.5 million, major maintenance expenses of $11.1 million and $7.0 million in higher insurance premiums resulting from the hurricanes in 2005. Approximately $17.0 million of the increase in lease operating costs and the increase in amounts spent for workovers is primarily associated with the former Kerr-McGee properties. The incurrence of such costs following a large acquisition of properties is not unusual, and the magnitude and timing of additional workover and maintenance expenditures on the former Kerr-McGee properties may fluctuate as integration of the properties continues. The increase in major maintenance expenses is partially due to $7.1 million of hurricane remediation expenses that were not covered by insurance. All amounts spent in 2006 related to hurricane remediation efforts were covered by insurance and therefore were not included in lease operating expenses.

Gathering and transportation costs and production taxes. Gathering and transportation costs increased to $2.9 million for the three months ended March 31, 2007 from $1.2 million for the same period in 2006 primarily due to higher throughput of natural gas in 2007. Production taxes increased to $1.4 million for the three months ended March 31, 2007 from $0.1 million for the same period in 2006 primarily due to the acquisition of a field in Louisiana state waters as part of the Kerr-McGee transaction. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased to $124.2 million for the quarter ended March 31, 2007 from $49.1 million for the same period in 2006. The increase primarily reflects higher depletable costs in 2007 compared to 2006 as a result of our acquisition and capital spending activities in recent years. The total amount of oil and gas property and equipment, future development costs and future plugging and abandonment costs that were included in the full cost pool, less related accumulated DD&A, was approximately $2.7 billion and $1.3 billion at March 31, 2007 and 2006, respectively. On a per Mcfe basis, DD&A was $3.87 for the quarter ended March 31, 2007, compared to $3.79 for the quarter ended December 31, 2006 and $2.84 for the quarter ended March 31, 2006.

General and administrative expenses. General and administrative expenses (“G&A”) increased to $13.9 million for the three months ended March 31, 2007 from $11.7 million for the same period in 2006 million primarily due to increases in employee compensation and benefits and legal and professional fees in 2007. As a percentage of total revenues, G&A was 5.6% for the three months ended March 31, 2007, compared to 7.4% for the same period in 2006.

Commodity derivative loss/gain. For the quarter ended March 31, 2007, our commodity derivative loss of $12.0 million consisted of an unrealized loss of $13.9 million related to our open commodity derivative contracts offset by a realized gain of $1.9 million related to settlements of our commodity derivative contracts. For the quarter ended March 31, 2006, we recorded an unrealized gain of $5.3 million related to our open commodity derivative contracts. There were no realized gains or losses related to our commodity derivative contracts during the quarter ended March 31, 2006.

Interest expense. Interest expense incurred increased to $17.8 million for the quarter ended March 31, 2007 from $0.3 million for the quarter ended March 31, 2006 primarily due to borrowings in August 2006 related to the Kerr-McGee transaction and higher average borrowings under our revolving loan facility during 2007. During the 2007 period, $6.8 million of interest was capitalized to unevaluated oil and gas properties.

Other income. Other income, consisting of interest income, decreased to $0.4 million for the quarter ended March 31, 2007 from $1.6 million in the same period of 2006 mainly due to lower average daily balances of cash on hand in 2007.

Income tax expense. Income tax expense decreased to $7.0 million for the quarter ended March 31, 2007 from $29.8 million for the same period in 2006 primarily due to decreased taxable income. Our effective tax rate for the three months ended March 31, 2007 and 2006 remained at approximately 35%.

Liquidity and Capital Resources

Cash flow and working capital. Net cash provided by operating activities for the three months ended March 31, 2007 was $146.7 million, compared to $113.3 million for the comparable period in 2006. This increase was primarily attributable to higher volumes of oil and natural gas sold, partially offset by lower realized prices on sales of oil and natural gas, higher operating costs and higher interest expense in 2007. Net cash used in investing activities totaled $134.8 million and $123.0 million during the first three months of 2007 and 2006, respectively, which primarily represents our investment in oil and gas properties. Net cash used in financing activities was $46.8 million during the three months ended March 31, 2007 compared to $42.0 million for the same period in 2006, which primarily represents repayments of long-term debt, net of borrowings. In total, cash and cash equivalents decreased from $39.2 million as of December 31, 2006 to $4.3 million as of March 31, 2007. Our future net cash provided by operating activities will depend on our ability to maintain and increase production through our operations, drilling and acquisition programs, as well as the prices of oil and gas.

In January 2006, we entered into commodity swap and option contracts relating to approximately 14 Bcfe, or 14%, of our production in 2006, 18 Bcfe of our anticipated production in 2007 and 11 Bcfe of our anticipated production in 2008. In August 2006, we entered into two interest rate swaps as required by our credit agreement, which serve to hedge the risk associated with the variable LIBOR rates used to reset the floating rates of our Tranche A and Tranche B term loans. For each of the interest rate swaps, we pay the counterparty the equivalent of a fixed interest payment on 50% of the aggregate outstanding principal balance of the Tranche A and Tranche B term loans and receive from the counterparty the equivalent of a floating interest payment based on a three-month LIBOR rate calculated on the same notional amount. All interest rate swap payments are made quarterly and the LIBOR is determined in advance of each interest period. The fixed interest rates of the swaps related to the Tranche A and Tranche B term loans are 5.41% and 5.16%, respectively. The effective interest rates, including amortization of the discount, on the Tranche A and Tranche B loans were 13.0% and 8.4%, respectively, at March 31, 2007. While these contracts are intended to reduce the effects of volatile oil and gas prices and interest rates, they may also have the effect of limiting our potential income and exposing us to potential financial losses. We may enter into additional derivative contracts as management deems appropriate based upon prevailing prices.

As of March 31, 2007, we had a working capital deficit of $228.8 million. Working capital deficits are not unusual at the end of a period and are usually the result of accounts payable related to exploration and development costs and/or current maturities of long-term debt. Current maturities of our long-term debt totaled $161.8 million as of March 31, 2007. We believe that cash provided by operations, borrowings available under our revolving loan facility and other external sources of liquidity should be sufficient to fund our ongoing cash requirements. Under the terms of our credit agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter. As of March 31, 2007, we were in compliance with all applicable covenants as defined in the agreement, and we expect to be in compliance with our covenants throughout the remainder of 2007.

Insurance receivables. In March 2007, we entered into agreements with our insurance underwriters to settle all claims related to Hurricanes Katrina and Rita, as well as a claim to recover drilling costs on a well at Green Canyon 82 that experienced uncontrollable water flow in the second quarter of 2006. After adjustments for applicable deductibles and reimbursements of $21.9 million received in 2006 and $4.8 million received in February 2007, the Company received proceeds of $73.3 million in March 2007. Total reimbursements of $78.1 million received in 2007 exceeded our insurance receivables at December 31, 2006 by $2.9 million. Such amount was used to offset a portion of our hurricane remediation costs incurred in 2007 which totaled $13.8 million through March 31, 2007. Included in lease operating expenses for the quarter ended March 31, 2007 is $7.1 million for hurricane remediation expenses that were not covered by insurance. We expect to recover approximately $3.8 million under the insurance policy of one of our partners, which is included in joint interest and other receivables at March 31, 2007. We estimate that we will spend between $10.0 million to $20.0 million during the remainder of 2007 to repair damage to our facilities caused by Hurricanes Katrina and Rita, the majority of which is not expected to be covered by insurance. Uninsured expenditures will be recorded as lease operating expenses. The timing of future repairs will be affected by equipment availability, design and remediation planning and permitting.

Capital expenditures and major maintenance. The level of our investment in oil and gas properties changes from time to time, depending on numerous factors, including the price of oil and gas, acquisition opportunities and the results of our exploration and development activities. For the three months ended March 31, 2007, capital expenditures of $134.8 million included $81.3 million for development activities, $41.6 million for exploration, $11.4 million for acquisition and other leasehold costs and $0.5 million for other capital items. Our capital expenditures for the three months ended March 31, 2007 were financed by net cash from operating activities, cash on hand and borrowings under our revolving loan facility.

During the first quarter of 2007, our development and exploration capital expenditures consisted of $64.5 million in the deepwater, $21.4 million on the deep shelf and $37.0 million on the conventional shelf and other projects. Additionally, we spent $7.7 million on workovers, $12.3 million on major maintenance projects and $2.3 million for plug and abandonment expenses. Included in the amount for major maintenance projects is $7.1 million for hurricane remediation expenses that were not covered by insurance.

Long-term debt. During the quarter ended March 31, 2007, total long-term debt, net of unamortized discount, declined by $41.3 million primarily due to a principal payment on our Tranche A term loan facility of $112.5 million that was offset by an increase of $68.0 million in the amount borrowed under our revolving loan facility. At March 31, 2007, we had $110.0 million of undrawn capacity available under our revolving loan facility. Our scheduled debt payments are expected to be funded by cash on hand and cash from operating activities.

Contractual obligations. Information about contractual obligations for the quarter ended March 31, 2007, did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Also refer to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 2 – Recent Accounting Pronouncements and Note 6 – Income Taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the quarter ended March 31, 2007, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 except as noted below. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2006.

Commodity Price Risk. Our revenues, profitability and future rate of growth substantially depend upon market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, net cash provided by operating activities and profitability. In January 2006, we entered into commodity swap and option contracts in connection with the anticipated financing related to the acquisition of a wholly-owned subsidiary of Kerr-McGee by merger. While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income if oil and natural gas prices were to rise substantially over the price established by the hedge. We do not enter into derivative contracts for trading purposes. For additional details about our commodity derivatives, refer to Item 1 Financial Statements – Note 5 – Derivative Financial Instruments.

Interest Rate Risk. In August 2006, we entered into two interest rate swaps as required by our credit agreement, which serve to hedge the risk associated with the variable LIBOR rates used to reset the floating rates of our Tranche A and Tranche B term loans. For additional details about our interest rate swaps, refer to Item 1 Financial Statements – Note 5 – Derivative Financial Instruments.

Item 4. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of March 31, 2007 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. We did not purchase any of our common stock in the open market during the three month period ended March 31, 2007. The table below sets forth information about shares delivered by employees to satisfy tax withholding obligations on the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	11,586	$30.72	N/A	N/A

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 18 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

W&T OFFSHORE, INC.

By:	/S/ JOHN D. GIBBONS
John D. Gibbons
Senior Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit Number		Description

10.1		Employment Agreement by and between W&T Offshore, Inc. and John D. Gibbons, dated as of February 26, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 26, 2007)

10.2		Indemnification and Hold Harmless Agreement by and between W&T Offshore, Inc. and John D. Gibbons, dated as of February 26, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 26, 2007)

31.1	*	Section 302 Certification of Chief Executive Officer

31.2	*	Section 302 Certification of Chief Financial Officer

32.1	*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed or furnished herewith.