Form 10-Q
period 2007-09-30
W&T OFFSHORE INC
filed 2007-11-08
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, there were 76,227,604 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(In thousands, except share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,807	$39,235
Receivables:
Oil and gas sales	77,933	98,362
Joint interest and other	57,560	50,681
Insurance	—	75,151
Income taxes	—	15,705

Total receivables	135,493	239,899
Prepaid expenses and other assets	42,594	49,559

Total current assets	365,894	328,693
Property and equipment—at cost:
Oil and gas property and equipment (full cost method, of which $286,535 at September 30, 2007 and $308,231 at December 31, 2006 were excluded from amortization)	3,575,536	3,297,153
Furniture, fixtures and other	10,711	10,948

Total property and equipment	3,586,247	3,308,101
Less accumulated depreciation, depletion and amortization	1,399,196	1,042,315

Net property and equipment	2,187,051	2,265,786
Restricted deposits for asset retirement obligations	10,463	10,680
Other assets	6,290	4,526

Total assets	$2,569,698	$2,609,685

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,000	$271,380
Accounts payable	123,566	247,324
Undistributed oil and gas proceeds	51,829	46,933
Asset retirement obligations—current portion	24,762	41,718
Accrued liabilities	27,364	28,825
Income taxes	22,164	—
Deferred income taxes—current portion	—	7,896

Total current liabilities	252,685	644,076
Long-term debt, less current maturities—net of discount	652,160	413,617
Asset retirement obligations, less current portion	281,632	272,350
Deferred income taxes, less current portion	242,579	232,835
Other liabilities	5,553	3,890
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 76,227,713 and 75,900,082 shares at September 30, 2007 and December 31, 2006, respectively	1	1
Additional paid-in capital	366,219	361,855
Retained earnings	769,670	681,634
Accumulated other comprehensive loss	(801)	(573)

Total shareholders’ equity	1,135,089	1,042,917

Total liabilities and shareholders’ equity	$2,569,698	$2,609,685

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)
Revenues	$255,191	$213,431	$774,293	$536,082

Operating costs and expenses:
Lease operating expenses	51,627	35,227	169,154	68,704
Production taxes	1,263	369	3,857	546
Gathering and transportation	4,520	4,817	10,769	11,148
Depreciation, depletion and amortization	117,539	82,142	356,881	194,052
Asset retirement obligation accretion	5,574	3,324	16,477	7,840
General and administrative expenses	9,952	8,845	29,240	28,164
Derivative loss (gain)	2,809	(27,065)	15,082	(21,793)

Total costs and expenses	193,284	107,659	601,460	288,661

Operating income	61,907	105,772	172,833	247,421
Interest expense:
Incurred	14,332	9,876	47,774	10,514
Capitalized	(6,024)	(4,138)	(19,117)	(4,138)
Loss on extinguishment of debt	—	—	2,806	—
Other income	1,567	2,111	2,508	5,505

Income before income taxes	55,166	102,145	143,878	246,550
Income taxes	18,826	35,444	48,988	85,553

Net income	$36,340	$66,701	$94,890	$160,997

Earnings per common share:
Basic	$0.48	$0.92	$1.25	$2.36
Diluted	0.48	0.91	1.25	2.35
Dividends declared per common share	0.03	—	0.09	0.06

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Value
	(In thousands)
	(Unaudited)
Balances at December 31, 2006	75,900	$1	$361,855	$681,634	$(573)	$1,042,917
Cash dividends	—	—	—	(6,854)	—	(6,854)
Share-based compensation	—	—	2,491	—	—	2,491
Restricted stock issued, net of forfeitures	339	—	2,229	—	—	2,229
Shares surrendered for payroll taxes	(11)	—	(356)	—	—	(356)
Net income	—	—	—	94,890	—	94,890
Other comprehensive income, net of tax	—	—	—	—	(228)	(228)

Balances at September 30, 2007	76,228	$1	$366,219	$769,670	$(801)	$1,135,089

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
	(Unaudited)
Operating activities:
Net income	$94,890	$160,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	373,358	201,892
Amortization of debt issuance costs and discount on indebtedness	5,840	3,238
Loss on extinguishment of debt	2,806	—
Share-based compensation related to restricted stock issuances	2,491	2,177
Unrealized derivative loss (gain)	21,360	(15,224)
Deferred income taxes	92	65,977
Other	746	—
Changes in operating assets and liabilities:
Oil and gas receivables	20,429	(34,599)
Joint interest and other receivables	(7,240)	3,617
Insurance receivables	75,151	(36,449)
Income taxes	37,869	19,575
Prepaid expenses and other assets	(1,199)	(39,306)
Asset retirement obligations	(28,890)	(20,781)
Accounts payable and accrued liabilities	(125,024)	40,354
Other liabilities	(11)	—

Net cash provided by operating activities	472,668	351,468

Investing activities:
Acquisition of Kerr-McGee properties	—	(1,061,769)
Investment in oil and gas property and equipment, net	(273,638)	(387,326)
Purchases of furniture, fixtures and other, net	(348)	(6,985)

Net cash used in investing activities	(273,986)	(1,456,080)

Financing activities:
Issuance of Senior Notes	450,000	—
Borrowings of other long-term debt	458,000	819,732
Repayments of long-term debt	(945,750)	(191,000)
Proceeds from equity offering, net of costs	—	306,980
Dividends to shareholders	(6,850)	(5,947)
Debt issuance costs and other	(5,510)	(780)

Net cash (used in) provided by financing activities	(50,110)	928,985

Increase (decrease) in cash and cash equivalents	148,572	(175,627)
Cash and cash equivalents, beginning of period	39,235	187,698

Cash and cash equivalents, end of period	$187,807	$12,071

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

2. Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11 (“EITF No. 06-11”), Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards, which requires that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-11 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the present time, the Company does not expect to apply the provisions of SFAS No. 159.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Balance, December 31, 2006	$314,068
Liabilities settled	(28,890)
Accretion of discount	16,477
Liabilities incurred, net of sales	3,721
Revisions of estimated liabilities	1,018

Balance, September 30, 2007	306,394
Less current portion	24,762

Long-term	$281,632

4. Long-Term Debt

As of September 30, 2007 and December 31, 2006, our long-term debt was as follows (in thousands):

	September 30, 2007	December 31, 2006
Revolving loan facility, due August 2009	$—	$122,000
Tranche A term loan facility, net of unamortized discount of $4,583 at December 31, 2006	—	270,417
Tranche B term loan facility, net of unamortized discount of $4,090 at September 30, 2007 and $7,420 at December 31, 2006, due August 2010	205,160	292,580
8.25% Senior notes, due June 2014	450,000	—

Total long-term debt	655,160	684,997
Current maturities of long-term debt	(3,000)	(271,380)

Long-term debt, less current maturities	$652,160	$413,617

Aggregate maturities of long-term debt for the periods ended December 31 are as follows (in millions): 2007–$0.8; 2008–$3.0; 2009–$3.0; 2010–$202.5; 2011–$0.0; thereafter–$450.0.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s existing subsidiaries (other than certain minor non-guarantor subsidiaries) and any future domestic subsidiaries that (a) have indebtedness outstanding in excess of $5.0 million, or (b) guaranty any other indebtedness of the Company or of another guarantor in excess of $5.0 million. In the future, the guarantees may be released or terminated under certain circumstances. Each subsidiary guarantee ranks senior in right of payment to any future subordinated indebtedness of that guarantor, ranks equally in right of payment to any future senior indebtedness of that guarantor, and is subordinate in right of payment to any secured indebtedness of that guarantor, including indebtedness under the Credit Agreement, to the extent of the collateral securing such indebtedness.

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

% of Principal
Year	Amount
2011	104.125%
2012	102.063%
2013 and thereafter	100.000%

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

Credit Agreement. The Credit Agreement was amended in June 2007 whereby the amount of senior unsecured indebtedness the Company may incur was increased to $500 million to allow for the issuance of the Notes, provided that the proceeds from the Notes would be used to prepay the Tranche A term loan facility in full. Consequently, in June 2007, the Company paid in full the Tranche A term loan facility outstanding balance of $50.0 million plus accrued and unpaid interest of $0.2 million. The Company also used proceeds from the Notes to make a payment of $90.0 million on the Tranche B term loan facility balance outstanding plus accrued and unpaid interest of $1.5 million, and to pay in full the revolving loan facility outstanding balance of $271.0 million. At September 30, 2007, we had $300.0 million of undrawn capacity available under our revolving loan facility. During the nine months ended September 30, 2007, we recorded a loss of $2.8 million related to the write-off of all the deferred financing costs related to the Tranche A term loan facility and a pro-rata portion of the deferred financing costs related to the Tranche B term loan facility. On November 6, 2007, the Credit Agreement was amended to provide for, among other things, an increase in the capacity available under our revolving loan facility to $500.0 million from $300.0 million.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Borrowings under the revolving loan facility prior to November 6, 2007 bore interest at either (1) the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin equal to 1.5% or (2) to the extent the loan outstanding was designated as a Eurodollar loan, at the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.5%. The Credit Agreement also bore an unused commitment fee of 0.50% depending on the level of total borrowings then outstanding under the revolving loan facility. The effective interest rate on the revolving loan facility, including unused commitment fees, was 10.7% during the nine months ended September 30, 2007. Subsequent to November 6, 2007, borrowings under the revolving loan facility will bear interest at either (1) the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin which varies from 0.0% to 0.625% depending on the level of total borrowings under the Credit Agreement or (2) to the extent the loan outstanding is designated as a Eurodollar loan, at the LIBOR plus a margin that varies from 1.25% to 1.875% depending on the level of total borrowings under the Credit Agreement. The unused commitment fee will range from 0.30% to 0.50% depending on the level of total borrowings outstanding under the revolving loan facility.

Borrowings under the Tranche B term loan facility bear interest at either (1) the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin equal to 1.25% or (2) to the extent the loan outstanding is designated as a Eurodollar loan, at the LIBOR plus a margin equal to 2.25%. The effective interest rate, including amortization of the discount, on the Tranche B term loan facility was 8.4% during the nine months ended September 30, 2007.

The Credit Agreement was also amended to eliminate the requirement to maintain interest rate hedging contracts with respect to at least 50% of the aggregate principal amount outstanding of the Tranche A and Tranche B term loan facilities. In June 2007, we terminated the interest rate swap contract associated with our Tranche A term loan facility (see Note 5).

We are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a current ratio, interest coverage ratio, asset coverage ratio and a leverage ratio. We were in compliance with all applicable covenants of the Credit Agreement as of September 30, 2007.

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

During the three months ended September 30, 2007 and 2006, we recorded an unrealized loss of $5.5 million and an unrealized gain of $22.7 million, respectively, related to our open commodity derivative contracts, and we recorded realized gains of $3.6 million and $4.4 million, respectively, related to settlements of our commodity derivatives.

During the nine months ended September 30, 2007 and 2006, we recorded an unrealized loss of $20.3 million and an unrealized gain of $15.2 million, respectively, related to our open commodity derivative contracts, and we recorded realized gains of $6.3 million and $6.6 million, respectively, related to settlements of our commodity derivatives.

At September 30, 2007, $3.5 million was included in prepaid expenses and other assets, $0.7 million was included in other assets, $6.3 million was included in accrued liabilities and $1.2 million was included in other liabilities related to our open commodity derivatives.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2007, our open commodity derivatives were as follows:

Collars
Type	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price		Fair Value Gain (Loss) (in thousands)
					Floor	Ceiling
Funded	Natural Gas	11/1/2007	12/31/2007	1,464,000 MMBtu	$7.76	$16.80	$1,212
Zero Cost	Oil	10/1/2007	12/31/2007	395,600 Bbls	61.68	76.40	(2,007)
Funded	Natural Gas	1/1/2008	12/31/2008	5,124,000 MMBtu	7.31	15.80	2,972
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50	(5,487)

							$(3,310)

As of December 31, 2006, our open commodity derivatives were as follows:

Collars
Type	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price		Fair Value Gain (in thousands)
					Floor	Ceiling
Funded	Natural Gas	2/1/2007	12/31/2007	8,016,000 MMBtu	$7.76	$16.80	$10,950
Zero Cost	Oil	1/1/2007	12/31/2007	1,569,500 Bbls	61.68	76.40	2,511
Funded	Natural Gas	1/1/2008	12/31/2008	5,124,000 MMBtu	7.31	15.80	3,413
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50	73

							$16,947

Interest Rate Swaps. The Credit Agreement required that we enter into interest rate hedging contracts with respect to at least 50% of the aggregate principal amount outstanding of our Tranche A and Tranche B term loan facilities. In June 2007, we amended the Credit Agreement to eliminate the requirement to maintain interest rate hedging contracts with respect to the Tranche A and Tranche B term loan facilities. Subsequently, we paid our Tranche A term loan facility in full and terminated the interest rate swap associated with the Tranche A term loan facility.

In June 2007, we made a payment of $90.0 million on the outstanding balance of the Tranche B term loan facility. In connection with this payment, we de-designated as a cash flow hedge 30% of the notional amount of the interest rate swap associated with the Tranche B term loan facility. As of the date of de-designation (June 14, 2007), the fair value of the de-designated portion of the swap was approximately $0.3 million (net of income tax), which was recorded in accumulated other comprehensive income and is being recognized in earnings through interest expense over the remaining term of the interest rate swap. From the date of de-designation, subsequent changes in the fair value of the de-designated portion of the interest rate swap have been and will continue to be immediately recognized in earnings. During the three and nine months ended September 30, 2007, we recorded an unrealized loss of $0.9 million and $1.1 million, respectively, related to the portion of our interest rate swap that is no longer designated as a cash flow hedge. The remaining 70% of the notional amount continues to be designated as a cash flow hedge under SFAS No. 133 and represents 50% of the principal amount outstanding on the Tranche B term loan facility as of September 30, 2007.

At September 30, 2007, $1.0 million, net of income tax, of the unrealized loss in accumulated other comprehensive loss relates to the fair value of the portion of the interest rate swap that continues to be designated as a cash flow hedge. The swap has been determined to be highly effective as it relates to the variability in the LIBOR and therefore qualifies, and is designated by management, as a cash flow hedge under SFAS No. 133. Gains or losses on this portion of the swap are recorded to interest expense when realized and could vary from the unrealized amount shown above as a result of future changes in interest rates. For the three and nine months ended September 30, 2007, no amount was recognized in earnings due to ineffectiveness related to our interest rate swap.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All interest rate swap payments are made quarterly and the LIBOR is determined in advance of each interest period. The fixed interest rate of the swap related to the Tranche B term loan facility is 5.16%. The effective interest rate, including amortization of the discount, on the Tranche B term loan facility was 8.4% during the nine months ended September 30, 2007.

6. Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, (“FIN 48”), effective January 1, 2007. The adoption of FIN 48 did not have an effect on our consolidated financial statements.

As of September 30, 2007, we do not have any accrued interest or penalties related to uncertain tax positions; however, when applicable, we will recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years from 2004 through 2006 remain open to examination by the tax jurisdictions to which we are subject.

Our effective tax rate for the nine months ended September 30, 2007 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code. Our effective tax rate for the nine months ended September 30, 2006 was approximately 35%.

7. Insurance Receivables

In March 2007, we entered into agreements with our insurance underwriters to settle all claims related to Hurricanes Katrina and Rita, as well as a claim to recover drilling costs on a well at Green Canyon 82 that experienced uncontrollable water flow in the second quarter of 2006. After adjustments for applicable deductibles and reimbursements of $21.9 million received in 2006 and $4.8 million received in February 2007, the Company received proceeds of $73.3 million in March 2007. Total reimbursements of $78.1 million received in the first quarter of 2007 exceeded our insurance receivables at December 31, 2006 by $2.9 million. Such amount was used to offset a portion of our hurricane remediation costs incurred in 2007 which totaled $21.5 million through September 30, 2007. In the third quarter of 2007 we recovered $3.8 million under the insurance policy of one of our partners, which also offset a portion of our hurricane remediation costs incurred in 2007. Included in lease operating expenses for the three and nine months ended September 30, 2007 is $1.8 million and $14.8 million, respectively, for hurricane remediation expenses that were not covered by insurance. We anticipate incurring additional costs to repair damage to our facilities caused by Hurricanes Katrina and Rita during the remainder of 2007, none of which is expected to be covered by insurance. During the nine months ended September 30, 2007, uninsured expenditures were classified as lease operating expenses and any such future expenditures are expected to be classified similarly. The timing of future repairs will be affected by equipment availability, design and remediation planning and permitting.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

beginning on the first day of 2006. Accrued liability amounts of approximately $2.2 million ($1.9 million in 2006) related to the recognition of compensation expense during the service period prior to the issuance of the restricted shares were reclassified to additional paid-in capital upon issuance of the restricted shares in March 2007 (see Note 9).

2007 Bonus. Eligible employees will be entitled to receive a general bonus and an extraordinary performance bonus for 2007 in accordance with the 2005 Plan, consisting of cash and restricted stock. Shares of restricted stock to be awarded as a bonus for 2007 will be issued in 2008 and have a four year requisite service period and will vest in three equal installments on December 31, 2008, 2009 and 2010. The cash bonus for 2007 will be paid in 2008. During the three months ended September 30, 2007, we expensed $1.6 million related to the general bonus for 2007, of which $0.4 million will ultimately be settled in restricted shares. During the nine months ended September 30, 2007, we expensed $3.6 million related to the general bonus for 2007, of which $1.0 million will ultimately be settled in restricted shares (see Note 9).

9. Share-Based Compensation

We recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. At September 30, 2007, there were 1,831,521 shares of common stock available for award under our share-based payment plans. A summary of share activity pursuant to our share-based payment plans for the nine months ended September 30, 2007, is as follows:

	Restricted Shares	Weighted Average Grant Date Price Per Share
Nonvested at December 31, 2006	102,860	$37.35
Granted	348,675	27.39
Vested	(1,316)	40.55
Forfeited	(9,458)	31.01

Nonvested at September 30, 2007	440,761	29.59

Restricted shares generally vest in three equal installments with the first such installment vesting on December 31 of the year in which the shares are granted and annually thereafter. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2007 and 2006 was $9.5 million and $6.2 million, respectively.

During the three months ended September 30, 2007 and 2006, total compensation expense under share-based payment arrangements was $1.3 million and $0.9 million, respectively, of which $0.9 million and $0.4 million, respectively, was credited to additional paid-in capital. During the nine months ended September 30, 2007 and 2006, total compensation expense under share-based payment arrangements was $3.7 million and $3.3 million, respectively, of which $2.7 million and $2.0 million, respectively, was credited to additional paid-in capital. Prior to the granting of the restricted shares, the associated compensation expense is recorded as an accrued liability. As of September 30, 2007, there was $6.4 million of total unrecognized share-based compensation expense related to restricted shares issued, which is expected to be recognized between October 2007 and April 2010.

10. Earnings Per Share

Basic earnings per share was calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share incorporates the potential dilutive impact of nonvested restricted stock outstanding during the periods presented.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income applicable to common shares	$36,340	$66,701	$94,890	$160,997

Weighted average number of common shares (basic)	75,787	72,882	75,787	68,300
Weighted average nonvested common shares	162	157	127	112

Weighted average number of common shares (diluted)	75,949	73,039	75,914	68,412

Earnings per share:
Basic	$0.48	$0.92	$1.25	$2.36
Diluted	0.48	0.91	1.25	2.35

11. Comprehensive Income

Our comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$36,340	$66,701	$94,890	$160,997
Amounts reclassified to income, net of income tax	(50)	—	(146)	—
Change in the fair value of interest rate swaps, net of income tax	(1,269)	(745)	(82)	(745)

Comprehensive income	$35,021	$65,956	$94,662	$160,252

12. Dividends

On August 1, 2007, we paid a cash dividend of $0.03 per common share to shareholders of record on July 13, 2007. On August 31, 2007, our board of directors declared a cash dividend of $0.03 per common share, which was paid on November 1, 2007 to shareholders of record on October 15, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included elsewhere in this quarterly report. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006 and may be discussed or updated from time to time in subsequent reports filed with the Securities and Exchange Commission. We assume no obligation, nor do we intend, to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its subsidiaries.

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

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
	(In thousands, except per share data)
Financial:
Revenues:
Oil	$147,054	$112,296	$34,758	31.0%	$376,048	$260,504	$115,544	44.4%
Natural gas	108,134	101,097	7,037	7.0%	398,172	275,456	122,716	44.6%
Other	3	38	(35)	(92.1%)	73	122	(49)	(40.2%)

Total revenues	255,191	213,431	41,760	19.6%	774,293	536,082	238,211	44.4%
Operating costs and expenses:
Lease operating expenses (1)	51,627	35,227	16,400	46.6%	169,154	68,704	100,450	146.2%
Gathering and transportation costs and production taxes	5,783	5,186	597	11.5%	14,626	11,694	2,932	25.1%
Depreciation, depletion, amortization and accretion	123,113	85,466	37,647	44.0%	373,358	201,892	171,466	84.9%
General and administrative expenses (1)	9,952	8,845	1,107	12.5%	29,240	28,164	1,076	3.8%
Derivative loss (gain)	2,809	(27,065)	29,874	110.4%	15,082	(21,793)	36,875	169.2%

Total costs and expenses	193,284	107,659	85,625	79.5%	601,460	288,661	312,799	108.4%

Operating income	61,907	105,772	(43,865)	(41.5%)	172,833	247,421	(74,588)	(30.1%)
Interest expense, net of amounts capitalized	8,308	5,738	2,570	44.8%	28,657	6,376	22,281	349.5%
Loss on extinguishment of debt	—	—	—	—	2,806	—	2,806	—
Other income	1,567	2,111	(544)	(25.8%)	2,508	5,505	(2,997)	(54.4%)

Income before income taxes	55,166	102,145	(46,979)	(46.0%)	143,878	246,550	(102,672)	(41.6%)
Income taxes	18,826	35,444	(16,618)	(46.9%)	48,988	85,553	(36,565)	(42.7%)

Net income	$36,340	$66,701	$(30,361)	(45.5%)	$94,890	$160,997	$(66,107)	(41.1%)

Earnings per common share – diluted	$0.48	$0.91	$(0.43)	(47.3%)	$1.25	$2.35	$(1.10)	(46.8%)
EBITDA (2)	$185,020	$191,238	$(6,218)	(3.3%)	$543,385	$449,313	$94,072	20.9%
Adjusted EBITDA (2)	$191,389	$168,524	$22,865	13.6%	$567,551	$434,089	$133,462	30.7%

See footnotes beginning on page 14.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
Operating:
Net sales:
Natural gas (Bcf)	16.8	15.4	1.4	9.1%	55.5	37.5	18.0	48.0%
Oil (MMBbls)	2.0	1.8	0.2	11.1%	6.1	4.3	1.8	41.9%
Total natural gas and oil (Bcfe) (3)	28.9	26.2	2.7	10.3%	92.2	63.3	28.9	45.7%
Average daily equivalent sales (MMcfe/d)	314.0	285.1	28.9	10.1%	337.7	232.0	105.7	45.6%
Average realized sales prices (4):
Natural gas ($/Mcf)	$6.45	$6.58	$(0.13)	(2.0%)	$7.17	$7.35	$(0.18)	(2.4%)
Oil ($/Bbl)	72.72	62.08	10.64	17.1%	61.49	60.48	1.01	1.7%
Natural gas equivalent ($/Mcfe)	8.83	8.14	0.69	8.5%	8.40	8.46	(0.06)	(0.7%)
Average per Mcfe ($/Mcfe):
Lease operating expenses (1)	$1.79	$1.34	$0.45	33.6%	$1.83	$1.08	$0.75	69.4%
Gathering and transportation costs and production taxes	0.20	0.20	—	—	0.16	0.18	(0.02)	(11.1%)
Depreciation, depletion, amortization and accretion	4.26	3.26	1.00	30.7%	4.05	3.19	0.86	27.0%
General and administrative expenses (1)	0.34	0.34	—	—	0.32	0.44	(0.12)	(27.3%)

	$6.59	$5.14	$1.45	28.2%	$6.36	$4.89	$1.47	30.1%

Total number of wells drilled (gross) (5)(7)	1	8	(7)	NM	5	30	(25)	NM
Total number of productive wells drilled (gross) (6)(7)	1	8	(7)	NM	5	26	(21)	NM

(1)	Certain industry related reimbursements for overhead expenses from joint interest owners have been reclassified from lease operating expenses to general and administrative expenses in order to better match the underlying reimbursement with the actual cost recorded. All prior year amounts have been reclassified to conform with the 2007 presentation. The effect of these reclassifications had no impact on net income.

(2)	We define EBITDA as net income plus income tax expense, net interest expense, and depreciation, depletion, amortization and accretion. Adjusted EBITDA excludes the loss on extinguishment of debt and the unrealized gain or loss related to our open derivative contracts. Although not prescribed under generally accepted accounting principles, we believe the presentation of EBITDA and Adjusted EBITDA provide useful information regarding our ability to service debt and fund capital expenditures and they help our investors understand our operating performance and make it easier to compare our results with those of other companies that have different financing, capital and tax structures. EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA and Adjusted EBITDA, as we calculate them, may not be comparable to EBITDA and Adjusted EBITDA measures reported by other companies. In addition, EBITDA and Adjusted EBITDA do not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$36,340	$66,701	$94,890	$160,997
Income taxes	18,826	35,444	48,988	85,553
Net interest expense	6,741	3,627	26,149	871
Depreciation, depletion, amortization and accretion	123,113	85,466	373,358	201,892

EBITDA	185,020	191,238	543,385	449,313
Loss on extinguishment of debt	—	—	2,806	—
Unrealized derivative loss (gain)	6,369	(22,714)	21,360	(15,224)

Adjusted EBITDA	$191,389	$168,524	$567,551	$434,089

(3)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).

(4)	Average realized prices exclude the effects of our commodity derivative contracts that do not qualify for hedge accounting. Had we included the effects of these derivatives, our average realized sales prices for natural gas would have been $6.69 per Mcf and $6.87 per Mcf for the third quarter of 2007 and 2006, respectively, and $7.27 per Mcf and $7.54 per Mcf for the nine months ended September 30, 2007 and 2006, respectively. Our average realized sales prices for oil would have been $72.52 per barrel and $62.00 per barrel for the third quarter of 2007 and 2006, respectively, and $61.64 per barrel and $60.33 per barrel for the nine months ended September 30, 2007 and 2006, respectively. On a natural gas equivalent basis, our average realized sales prices would have been $8.96 per Mcfe and $8.30 per Mcfe for the third quarter of 2007 and 2006, respectively, and $8.47 per Mcfe and $8.57 per Mcfe for the nine months ended September 30, 2007 and 2006, respectively.

(5)	Data for the nine months ended September 30, 2006 reflects three wells drilled between the effective date and the closing date of the Kerr-McGee transaction on properties acquired by merger in that transaction, which was completed in August 2006.

(6)	Data for the nine months ended September 30, 2006 reflects two productive wells drilled between the effective date and the closing date of the Kerr-McGee transaction on properties acquired by merger in that transaction.

(7)	Percentage change not meaningful (“NM”).

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues. Revenues increased $41.8 million or 20% to $255.2 million for the three months ended September 30, 2007 as compared to the same period in 2006. Natural gas revenues increased $7.0 million and oil revenues increased $34.8 million. The natural gas revenue increase was attributable to a sales volume increase of 1.4 Bcf, which was partially offset by a 2% decrease in the average realized price to $6.45 per Mcf for the three months ended September 30, 2007 from $6.58 per Mcf for the same period in 2006. The oil revenue increase was attributable to a sales volume increase of 0.2 MMBbls and a 17% increase in the average realized price to $72.72 per barrel in the 2007 period from $62.08 in the 2006 period. The volume increases for natural gas and oil are primarily attributable to properties acquired by merger in the Kerr-McGee transaction, resumed production from properties that underwent hurricane repairs and increased production from our successful drilling and development efforts, partially offset by properties that experienced natural reservoir declines.

Lease operating expenses. Lease operating expenses increased to $1.79 per Mcfe in the third quarter of 2007 from $1.34 per Mcfe in the third quarter of 2006, despite higher total sales volumes in the 2007 period. On a nominal basis, lease operating expenses increased to $51.6 million in the third quarter of 2007 from $35.2 million in the third quarter of 2006. The increase of $16.4 million is attributable to increases in operating costs of $13.2 million, major maintenance expenses of $2.5 million ($1.8 million of which is hurricane remediation costs) and $1.4 million in higher insurance premiums, partially offset by a decrease in workover expenditures of $0.7 million. Approximately $7.8 million of the increase in operating costs is associated with properties acquired by merger in the Kerr-McGee transaction. We believe the incurrence of such costs following a large acquisition of properties is not unusual, and the magnitude and timing of additional workover and maintenance expenditures on the properties acquired by merger in the Kerr-McGee transaction may fluctuate as integration of the properties continues. The remainder of the increase in operating costs is primarily attributable to new production and increases in service costs. The $1.8 million of hurricane remediation costs referred to above was not covered by insurance. Amounts spent in 2006 related to hurricane remediation efforts were covered by insurance (after applicable deductibles) and therefore were not included in lease operating expenses.

Gathering and transportation costs and production taxes. Gathering and transportation costs and production taxes increased to $5.8 million for the three months ended September 30, 2007 from $5.2 million for the same period in 2006 primarily due to the acquisition of a field in Louisiana state waters that was part of the properties acquired by merger in the Kerr-McGee transaction. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased to $123.1 million for the quarter ended September 30, 2007 from $85.5 million for the same period in 2006. The increase primarily reflects increases in finding and development costs and volumes of oil and natural gas sold in 2007. On a per Mcfe basis, DD&A was $4.26 for the quarter ended September 30, 2007, compared to $3.26 for the quarter ended September 30, 2006.

General and administrative expenses. General and administrative expenses (“G&A”) increased to $9.9 million for the three months ended September 30, 2007 from $8.8 million for the same period in 2006 primarily due to increases in the number of employees (and therefore greater compensation and benefits costs), legal and professional fees and a termination benefit under an employment contract in 2007. As a percentage of revenues, G&A decreased to 3.9% for the three months ended September 30, 2007, compared to 4.1% for the same period in 2006.

Derivative loss/gain. For the quarter ended September 30, 2007, our derivative loss of $2.8 million consisted of an unrealized loss of $5.5 million related to our open commodity derivative contracts offset by a realized gain of $3.6 million related to settlements of our commodity derivative contracts. Also included in 2007 is an unrealized loss of $0.9 million related to the portion of our open interest rate swap that was de-designated as a cash flow hedge. For the quarter ended September 30, 2006, our derivative gain of $27.1 million consisted of an unrealized gain of $22.7 million related to our open commodity derivative contracts and a realized gain of $4.4 million related to settlements of our commodity derivative contracts. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 5 – Derivative Financial Instruments.

Interest expense. Interest expense incurred increased to $14.3 million for the quarter ended September 30, 2007 from $9.9 million for the quarter ended September 30, 2006 primarily due to debt incurred in August 2006 to finance a portion of the purchase price of properties acquired by merger in the Kerr-McGee transaction. During the quarters ended September 30, 2007 and 2006, $6.0 million and $4.1 million of interest was capitalized to unevaluated oil and gas properties, respectively.

Other income. Other income, consisting of interest income, decreased to $1.6 million for the quarter ended September 30, 2007 from $2.1 million in the same period of 2006 mainly due to lower average daily balances of cash on hand in 2007.

Income tax expense. Income tax expense decreased to $18.8 million for the quarter ended September 30, 2007 from $35.4 million for the same period in 2006 primarily due to decreased taxable income. Our effective tax rate for the three months ended September 30, 2007 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code. Our effective tax rate for the three months ended September 30, 2006 was approximately 35%.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues. Revenues increased $238.2 million or 44% to $774.3 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Natural gas revenues increased $122.7 million and oil revenues increased $115.5 million. The natural gas revenue increase was attributable to a sales volume increase of 18.0 Bcf, which was partially offset by a 2% decrease in the average realized price to $7.17 per Mcf for the nine months ended September 30, 2007 from $7.35 per Mcf for the same period in 2006. The oil revenue increase was attributable to a sales volume increase of 1.8 MMBbls and a 2% increase in the average realized price to $61.49 per barrel in the 2007 period from $60.48 in the 2006 period. The volume increases for natural gas and oil are primarily attributable to properties acquired by merger in the Kerr-McGee transaction, resumed production from properties that underwent hurricane repairs and increased production from our successful drilling and development efforts, partially offset by properties that experienced natural reservoir declines.

Lease operating expenses. Lease operating expenses increased to $1.83 per Mcfe for the nine months ended September 30, 2007 from $1.08 per Mcfe for the same period of 2006, despite higher total sales volumes in the 2007 period. On a nominal basis, lease operating expenses increased to $169.2 million for the nine months ended September 30, 2007 from $68.7 million for the same period of 2006. The increase of $100.5 million is attributable to increases in operating costs of $53.2 million, workover expenditures of $7.3 million, major maintenance expenses of $23.9 million ($14.8 million of which is hurricane remediation costs) and $16.1 million in higher insurance premiums. Approximately $38.5 million of the increases in operating costs and workovers are associated with properties acquired by merger in the Kerr-McGee transaction. We believe the incurrence of such costs following a large acquisition of properties is not unusual, and the magnitude and timing of additional workover and maintenance expenditures on the properties acquired by merger in the Kerr-McGee transaction may fluctuate as integration of the properties continues. The remainder of the increase in operating costs is primarily attributable to new production and increases in service costs. The $14.8 million of hurricane remediation costs referred to above was not covered by insurance. Amounts spent in 2006 related to hurricane remediation efforts were covered by insurance (after applicable deductibles) and therefore were not included in lease operating expenses.

Gathering and transportation costs and production taxes. Gathering and transportation costs and production taxes increased to $14.6 million for the nine months ended September 30, 2007 from $11.7 million for the same period in 2006 primarily due to the acquisition of a field in Louisiana state waters that was part of the properties acquired by merger in the Kerr-McGee transaction. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. DD&A increased to $373.4 million for the nine months ended September 30, 2007 from $201.9 million for the same period in 2006. The increase primarily reflects increases in finding and development costs and volumes of oil and natural gas sold in 2007. On a per Mcfe basis, DD&A was $4.05 for the nine months ended September 30, 2007, compared to $3.19 for the nine months ended September 30, 2006.

General and administrative expenses. G&A increased to $29.2 million for the nine months ended September 30, 2007 from $28.2 million for the same period in 2006 primarily due to increases in the number of employees (and therefore greater compensation and benefits costs), legal and professional fees and a termination benefit under an employment contract in 2007. As a percentage of revenues, G&A decreased to 3.8% for the nine months ended September 30, 2007, compared to 5.3% for the same period in 2006.

Derivative loss/gain. For the nine months ended September 30, 2007, our derivative loss of $15.1 million consisted of an unrealized loss of $20.3 million related to our open commodity derivative contracts offset by a realized gain of $6.3 million related to settlements of our commodity derivative contracts. Also included in 2007 is an unrealized loss of $1.1 million related to the portion of our open interest rate swap that was de-designated as a cash flow hedge. For the nine months ended September 30, 2006, our derivative gain of $21.8 million consisted of an unrealized gain of $15.2 million related to our open commodity derivative contracts and a realized gain of $6.6 million related to settlements of our commodity derivative contracts. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 5 – Derivative Financial Instruments.

Interest expense. Interest expense incurred increased to $47.8 million for the nine months ended September 30, 2007 from $10.5 million for the nine months ended September 30, 2006 primarily due to debt incurred in August 2006 to finance a portion of the purchase price of properties acquired by merger in the Kerr-McGee transaction. During the nine months ended September 30, 2007 and 2006, $19.1 million and $4.1 million of interest was capitalized to unevaluated oil and gas properties, respectively.

Loss on extinguishment of debt. In June 2007, the Company used a portion of the proceeds from its private offering of 8.25% senior unsecured notes (the “Notes”) to prepay the balance outstanding on its Tranche A term loan facility and make a $90.0 million principal payment on its Tranche B term loan facility. For the nine months ended September 30, 2007, a loss of $2.8 million was incurred related to the write-off of all the deferred financing costs related to the Tranche A term loan facility and a pro-rata portion of the deferred financing costs related to the Tranche B term loan facility.

Other income. Other income, consisting of interest income, decreased to $2.5 million for the nine months ended September 30, 2007 from $5.5 million in the same period of 2006 mainly due to lower average daily balances of cash on hand in 2007.

Income tax expense. Income tax expense decreased to $49.0 million for the nine months ended September 30, 2007 from $85.6 million for the same period in 2006 primarily due to decreased taxable income. Our effective tax rate for the nine months ended September 30, 2007 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code. Our effective tax rate for the nine months ended September 30, 2006 was approximately 35%.

Liquidity and Capital Resources

Cash flow and working capital. Net cash provided by operating activities for the nine months ended September 30, 2007 was $472.7 million, compared to $351.5 million for the comparable period in 2006. Net cash used in investing activities totaled $274.0 million and $1.5 billion during the first nine months of 2007 and 2006, respectively, which primarily represents our investment in oil and gas properties. Included in the 2006 amount is approximately $1.1 billion, which represents the adjusted purchase price of properties acquired by merger in the Kerr-McGee transaction which was completed in August 2006. During the first nine months of 2007, the Company reduced debt by $37.8 million and increased cash by $148.6 million. Cash provided by operations, borrowings available under our revolving loan facility and other external sources of liquidity should be sufficient to fund our ongoing cash requirements. At September 30, 2007, we had $300.0 million of undrawn capacity available under the revolving portion of the Third Amended and Restated Credit Agreement (the “Credit Agreement”). On November 6, 2007, the Credit Agreement was amended to provide for, among other things, an increase in the capacity available under our revolving loan facility to $500.0 million from $300.0 million. For a discussion of our debt offering and payments made under the Credit Agreement, see Long-term debt below. Under the terms of the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter. As of September 30, 2007, we were in compliance with such financial covenants and we expect to be in compliance with such covenants throughout the remainder of 2007.

In January 2006, we entered into commodity swap and option contracts (as required by the Credit Agreement) relating to approximately 14 Bcfe, or 14%, of our production in 2006, 18 Bcfe of our anticipated production in 2007 and 11 Bcfe of our anticipated production in 2008. In August 2006, we entered into two interest rate swaps (as required by the Credit Agreement) to hedge the risk associated with the variable LIBOR used to reset the floating rates of our Tranche A and Tranche B term loans. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 5 – Derivative Financial Instruments.

Insurance receivables. In March 2007, we entered into agreements with our insurance underwriters to settle all claims related to Hurricanes Katrina and Rita, as well as a claim to recover drilling costs on a well at Green Canyon 82 that experienced uncontrollable water flow in the second quarter of 2006. After adjustments for applicable deductibles and reimbursements of $21.9 million received in 2006 and $4.8 million received in February 2007, the Company received proceeds of $73.3 million in March 2007. Total reimbursements of $78.1 million received in the first quarter of 2007 exceeded our insurance receivables at December 31, 2006 by $2.9 million. Such amount was used to offset a portion of our hurricane remediation costs incurred in 2007 which totaled $21.5 million through September 30, 2007. In the third quarter of 2007 we recovered $3.8 million under the insurance policy of one of our partners, which also offset a portion of our hurricane remediation costs incurred in 2007. Included in lease operating expenses for the three and nine months ended September 30, 2007 is $1.8 million and $14.8 million, respectively, for hurricane remediation expenses that were not covered by insurance. We estimate that we could spend an additional $4 million to $6 million to repair damage to our facilities caused by Hurricanes Katrina and Rita during the remainder of 2007, none of which is expected to be covered by insurance. During the nine months ended September 30, 2007, uninsured expenditures were classified as lease operating expenses and any such future expenditures are expected to be classified similarly. The timing of future repairs will be affected by equipment availability, design and remediation planning and permitting.

Capital expenditures. The level of our investment in oil and gas properties changes from time to time, depending on numerous factors, including the price of oil and gas, acquisition opportunities and the results of our exploration and development activities. For the nine months ended September 30, 2007, capital expenditures for oil and gas properties of $277.3 million (before dispositions of $3.7 million) included $162.3 million for development activities, $71.6 million for exploration and $43.4 million for acquisition and other leasehold costs. Our capital expenditures for the nine months ended September 30, 2007 were financed by net cash from operating activities.

During the nine months ended September 30, 2007, our development and exploration capital expenditures consisted of $98.7 million in the deepwater, $34.5 million on the deep shelf and $100.7 million on the conventional shelf and other projects.

In August 2007, our Board of Directors approved an increase of $100 million in the Company’s capital and major expenditures budget. The Company expects to be able to fund such increase from cash flow from operating activities and, to the extent needed, borrowings under its bank credit facilities.

Long-term debt. In June 2007, the Company issued $450 million of Notes. The Credit Agreement was amended in June 2007 whereby the amount of senior unsecured indebtedness the Company may incur was increased to $500 million to allow for the issuance of the Notes, provided that the proceeds from the Notes would be used to prepay the Tranche A term loan facility in full. Consequently, in June 2007, the Company paid in full the Tranche A term loan facility outstanding balance of $50.0 million plus accrued and unpaid interest of $0.2 million. The Company also used proceeds from the Notes to make a payment of $90.0 million on the Tranche B term loan facility balance outstanding plus accrued and unpaid interest of $1.5 million, and to pay in full the revolving loan facility outstanding balance of $271.0 million. During the nine months ended September 30, 2007, we recorded a loss of $2.8 million related to the write-off of all the deferred financing costs related to the Tranche A term loan facility and a pro-rata portion of the deferred financing costs related to the Tranche B term loan facility. For additional details about our long term debt, refer to Item 1. Financial Statements – Note 4 – Long Term Debt.

Contractual obligations. Except as described in Long-term debt above, information about contractual obligations for the nine months ended September 30, 2007, did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three and nine months ended September 30, 2007, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006 except as noted below. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Interest Rate Risk. In June 2007, we amended the Credit Agreement to eliminate the requirement to maintain interest rate hedging contracts with respect to our Tranche A and Tranche B term loan facilities. Subsequently, we paid the Tranche A term loan facility in full and terminated the interest rate swap associated with the Tranche A term loan facility. We also made a payment of $90.0 million on the outstanding balance of the Tranche B term loan facility. In connection with the payment on the Tranche B term loan facility, we de-designated as a cash flow hedge 30% of the notional amount of the interest rate swap associated with the Tranche B term loan facility. For additional details about our interest rate swaps, refer to Item 1. Financial Statements – Note 5 – Derivative Financial Instruments.

Item 4. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of September 30, 2007 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the following related to the offering of the Notes, which were included in our Form 10-Q for the period ended June 30, 2007. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company may be able to incur substantial additional indebtedness in the future. The terms of our indenture governing the Notes do not prohibit us or our subsidiaries from doing so as long as we meet the debt incurrence tests provided in the indenture. As of September 30, 2007, we had $300.0 million of undrawn capacity available under the revolving portion of the Credit Agreement.

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

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 24.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2007.

W&T OFFSHORE, INC.

By:	/S/ JOHN D. GIBBONS
John D. Gibbons Senior Vice President, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description

10.1		Waiver and Fourth Amendment to Third Amended and Restated Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 7, 2007)

31.1	*	Section 302 Certification of Chief Executive Officer

31.2	*	Section 302 Certification of Chief Financial Officer

32.1	*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed or furnished herewith.