Form 10-Q
period 2008-03-31
W&T OFFSHORE INC
filed 2008-05-07
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company. Yes  ☐    No  ☑

As of May 5, 2008, there were 76,365,804 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(In thousands, except share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$276,827	$314,050
Receivables:
Oil and gas sales	137,225	113,567
Joint interest and other	46,777	36,806

Total receivables	184,002	150,373
Prepaid expenses and other assets	35,158	43,645

Total current assets	495,987	508,068
Property and equipment—at cost:
Oil and gas properties and equipment (full cost method, of which $253,382 at March 31, 2008 and $278,947 at December 31, 2007 were excluded from amortization)	4,087,145	3,805,208
Furniture, fixtures and other	10,734	10,267

Total property and equipment	4,097,879	3,815,475
Less accumulated depreciation, depletion and amortization	1,688,713	1,552,744

Net property and equipment	2,409,166	2,262,731
Restricted deposits for asset retirement obligations	23,923	23,718
Other assets	5,727	6,062

Total assets	$2,934,803	$2,800,579

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable	157,564	148,348
Undistributed oil and gas proceeds	48,404	47,911
Asset retirement obligations— current portion	30,366	19,749
Accrued liabilities	41,007	65,328
Income taxes	18,643	12,975

Total current liabilities	298,984	297,311
Long-term debt, less current maturities – net of discount	651,366	651,764
Asset retirement obligations, less current portion	462,616	438,932
Deferred income taxes	281,935	255,097
Other liabilities	7,769	6,135
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 76,367,771 and 76,175,159 shares at March 31, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	368,889	365,667
Retained earnings	864,318	786,803
Accumulated other comprehensive loss	(1,075)	(1,131)

Total shareholders’ equity	1,232,133	1,151,340

Total liabilities and shareholders’ equity	$2,934,803	$2,800,579

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
	(Unaudited)
Revenues	$356,495	$246,539

Operating costs and expenses:
Lease operating expenses	49,822	63,640
Production taxes	2,192	1,383
Gathering and transportation	6,629	2,874
Depreciation, depletion and amortization	135,969	118,754
Asset retirement obligation accretion	9,519	5,447
General and administrative expenses	12,575	11,907
Derivative loss	12,304	11,971

Total costs and expenses	229,010	215,976

Operating income	127,485	30,563
Interest expense:
Incurred	14,378	17,759
Capitalized	(5,673)	(6,828)
Other income	2,440	413

Income before income taxes	121,220	20,045
Income taxes	41,414	7,016

Net income	$79,806	$13,029

Earnings per common share:
Basic	$1.05	$0.17
Diluted	1.05	0.17
Dividends declared per common share	$0.03	$0.03

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Total Shareholders’ Equity
	Common Stock			Retained Earnings
	Shares	Value
				(In thousands)
				(Unaudited)
Balances at December 31, 2007	76,175	$1	$365,667	$786,803	$(1,131)	$1,151,340
Cash dividends	—	—	—	(2,291)	—	(2,291)
Share-based compensation	—	—	1,547	—	—	1,547
Restricted stock issued, net of forfeitures	193	—	1,675	—	—	1,675
Net income	—	—	—	79,806	—	79,806
Other comprehensive income, net of tax	—	—	—	—	56	56

Balances at March 31, 2008	76,368	$1	$368,889	$864,318	$(1,075)	$1,232,133

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Operating activities:
Net income	$79,806	$13,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	145,488	124,201
Amortization of debt issuance costs and discount on indebtedness	659	3,414
Share-based compensation related to restricted stock issuances	1,547	528
Unrealized derivative loss	6,185	13,888
Deferred income taxes	23,682	8,322
Other	88	50
Changes in operating assets and liabilities:
Oil and gas receivables	(23,658)	4,435
Joint interest and other receivables	(9,971)	(23,651)
Insurance receivables	—	75,151
Income taxes	5,733	(1,304)
Prepaid expenses and other assets	9,415	11,259
Asset retirement obligations	(11,320)	(2,256)
Accounts payable and accrued liabilities	14,731	(80,420)
Other liabilities	14	15

Net cash provided by operating activities	242,399	146,661

Investing activities:
Acquisition of property interest	(116,669)	—
Investment in oil and gas properties and equipment	(129,165)	(134,276)
Purchases of furniture, fixtures and other, net	(672)	(540)

Net cash used in investing activities	(246,506)	(134,816)

Financing activities:
Borrowings of long-term debt	—	290,000
Repayments of long-term debt	(750)	(334,500)
Dividends to shareholders	(32,286)	(2,277)
Other	(80)	—

Net cash used in financing activities	(33,116)	(46,777)

Decrease in cash and cash equivalents	(37,223)	(34,932)
Cash and cash equivalents, beginning of period	314,050	39,235

Cash and cash equivalents, end of period	$276,827	$4,303

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

2. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree to be measured at their respective fair values at the acquisition date. Acquisition-related costs incurred prior to the acquisition are required to be expensed rather than included in the purchase-price determination. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement applies prospectively to business combinations for which the acquisition date is on or

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to the effective date of the new standard.

3. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. During the first quarter of 2008, the Company revised, among other things, its estimate of the cost to decommission its sub-sea wells and made other changes to the estimated timing and amounts of settlements. A summary of our asset retirement obligations is as follows (in thousands):

Balance, December 31, 2007	$458,681
Liabilities settled	(11,320)
Accretion of discount	9,519
Liabilities assumed through acquisition	2,574
Revisions of estimated liabilities	33,528

Balance, March 31, 2008	492,982
Less current portion	30,366

Long-term	$462,616

4. Long-Term Debt

As of March 31, 2008 and December 31, 2007, our long-term debt was as follows (in thousands):

	March 31, 2008	December 31, 2007
Revolving loan facility, due August 2009	$—	$—
Tranche B term loan facility, net of unamortized discount of $3,384 at March 31, 2008 and $3,736 at December 31, 2007, due August 2010	204,366	204,764
8.25% Senior notes, due June 2014	450,000	450,000

Total long-term debt	654,366	654,764
Current maturities of long-term debt	(3,000)	(3,000)

Long-term debt, less current maturities	$651,366	$651,764

At March 31, 2008 and December 31, 2007, we had no amounts outstanding and had $500.0 million of undrawn capacity available under our committed revolving loan facility.

Borrowings under the Tranche B term loan facility bear interest at either (1) the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin equal to 1.25% or (2) to the extent the loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.25%. The effective interest rate, including amortization of the discount, on the Tranche B term loan facility was 7.9% during the three months ended March 31, 2008.

The Senior notes (the “Notes”) bear interest at a fixed rate of 8.25%, with interest payable semi-annually in arrears on June 15 and December 15. The estimated annual effective interest rate on the Notes is 8.4%.

Under our Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), we are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a current ratio, interest coverage ratio, asset coverage ratio and a leverage ratio. We were in compliance with all applicable covenants of the Credit Agreement as of March 31, 2008.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, on a prospective basis. SFAS No. 157 establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies to all existing pronouncements under GAAP that require (or permit) the use of fair value, with the exception of SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 157 does not require any new fair value measurements under GAAP. In February 2008, the FASB granted a one-year deferral of SFAS No. 157 for certain non-financial assets and liabilities, including asset retirement obligations initially measured at fair value under SFAS No. 143, Accounting for Asset Retirement Obligations.

Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach, the income approach and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•	Level 1 – quoted prices in active markets for identical assets or liabilities.

•

Level 2 – inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

•	Level 3 – unobservable inputs that reflect the Company’s own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

At March 31, 2008, the only items on our balance sheet to which SFAS No. 157 applies are our derivatives. We measure the fair value of our derivatives by applying the income approach. Our derivatives are classified within level 2 of the valuation hierarchy and the total fair value of our derivative liabilities was $28.7 million at March 31, 2008. The impact of the adoption of SFAS No. 157 on our financial position and results of operations was immaterial. For additional details about our derivatives and their fair values at March 31, 2008, refer to Note 6.

6. Derivative Financial Instruments

We account for our derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires each derivative to be recorded on the balance sheet as an asset or a liability at its fair value. Additionally, the statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met at the time the derivative contract is entered into. The counterparty to our derivative contracts exposes the Company to credit loss in the event of nonperformance; however, we currently do not anticipate nonperformance by the counterparty.

Commodity Derivatives. In January 2006, we entered into commodity swap and option contracts in connection with the anticipated financing related to the acquisition by merger of a wholly-owned subsidiary of Kerr-McGee Oil & Gas Corporation (“Kerr-McGee”). While these contracts were intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income from favorable price movements. Changes in the fair value of our commodity derivative contracts are recognized currently in earnings.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2008 and 2007, we recorded unrealized losses of $2.3 million and $13.9 million, respectively, related to our open commodity derivative contracts, and we recorded a realized loss of $6.0 million and a realized gain of $1.9 million, respectively, related to settlements of our commodity derivatives. At March 31, 2008, $19.6 million was included in accrued liabilities related to our open commodity derivatives.

As of March 31, 2008, our open commodity derivatives were as follows:

Collars
		Effective	Termination		NYMEX Contract Price		Fair Value Asset (Liability)
Type	Commodity	Date	Date	Notional Quantity	Floor	Ceiling	(in thousands)
Funded	Natural Gas	5/1/2008	12/31/2008	3,430,000 MMBtu	$7.31	$15.80	$—
Zero Cost	Oil	4/1/2008	12/31/2008	770,000 Bbls	60.00	74.50	(19,640)

							$(19,640)

As of December 31, 2007, our open commodity derivatives were as follows:

Collars
		Effective	Termination		NYMEX Contract Price		Fair Value Asset (Liability)
Type	Commodity	Date	Date	Notional Quantity	Floor	Ceiling	(in thousands)
Funded	Natural Gas	2/1/2008	12/31/2008	4,690,000 MMBtu	$7.31	$15.80	$2,224
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50	(19,599)

							$(17,375)

Interest Rate Swap. On January 23, 2008, we re-designated 100% of the notional amount of our interest rate swap as a cash flow hedge under SFAS No. 133. On March 31, 2008, we elected to discontinue hedge accounting for our interest rate swap. During the quarter ended March 31, 2008, unrealized and realized losses of $3.9 million and $0.1 million, respectively, were recognized in earnings related to our interest rate swap. Subsequent to March 31, 2008, changes in the fair value of our interest rate swap will be recognized currently in earnings. At March 31, 2008, the fair value of our interest rate swap was $9.1 million, of which $4.0 million was included in accrued liabilities and $5.1 million was included in other liabilities. The amount in accumulated other comprehensive loss of approximately $1.1 million (net of tax) related to our interest rate swap will be recognized in earnings over the remaining term of the swap in accordance with SFAS No. 133.

7. Long-Term Incentive Compensation

2007 Bonus. In February 2008, our board of directors approved payment of a general bonus for 2007 in accordance with the W&T Offshore, Inc. 2005 Annual Incentive Plan (as amended, the “Plan”), consisting of cash and restricted stock.

Cash bonuses for 2007 were paid in March 2008 and totaled $4.5 million. Of this amount, $3.5 million was expensed in 2007, $0.6 million was expensed in the first quarter of 2008 and the remainder was billed to partners under joint operating agreements.

The restricted stock portion of the 2007 bonus was settled in March 2008 by the granting and issuing of 196,112 restricted shares of our common stock with a fair value of approximately $6.3 million. The associated compensation expense, less an allowance for estimated forfeitures, is being recognized over the requisite service period of four years beginning on the first day of the bonus year. Accrued liability amounts of approximately $1.6 million ($1.4 million at December 31, 2007) related to the recognition of compensation expense during the service period prior to the issuance of the restricted shares were reclassified to additional paid-in capital upon issuance of the restricted shares in March 2008 (see Note 8).

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2008 Bonus. Eligible employees will be entitled to receive a bonus for 2008 in accordance with the Plan, consisting of cash and restricted stock. Shares of restricted stock to be awarded as a bonus for 2008 will be issued in 2009 and have a four year requisite service period beginning January 1, 2008 and will vest in three equal installments on December 31, 2009, 2010 and 2011. The cash bonus for 2008 will be paid in 2009. During the three months ended March 31, 2008, we expensed $1.8 million related to the general bonus for 2008, of which $0.5 million will ultimately be settled in restricted shares (see Note 8).

8. Share-Based Compensation

We recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. At March 31, 2008, there were 1,691,463 shares of common stock available for award under our share-based payment plans. A summary of share activity pursuant to our share-based payment plans for the quarter ended March 31, 2008, is as follows:

	Restricted Shares	Weighted Average Grant Date Price Per Share
Nonvested at December 31, 2007	277,584	$29.17
Granted	196,112	32.00
Vested	(10,941)	28.63
Forfeited	(3,500)	29.24

Nonvested at March 31, 2008	459,255	30.39

The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2008 and 2007 was $6.3 million and $9.2 million, respectively. With certain exceptions, restricted shares vest in three equal installments with the first such installment vesting on December 31 of the year in which the shares are granted and annually thereafter. During the first quarter of 2008, two employees left our employ and 10,941 restricted shares held by those individuals immediately vested upon termination. The weighted-average fair value of those shares that vested in 2008 was $0.3 million, based on the closing prices on the dates of vesting.

During the three months ended March 31, 2008 and 2007, total compensation expense under share-based payment arrangements was $2.2 million and $1.2 million, respectively. As of March 31, 2008, there was $9.5 million of total unrecognized share-based compensation expense related to restricted shares issued. Such amount is expected to be recognized in the period beginning April 2008 and ending December 2010.

9. Earnings Per Share

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income applicable to common shares	$79,806	$13,029

Weighted average number of common shares (basic)	75,903	75,787
Weighted average nonvested common shares	96	17

Weighted average number of common shares (diluted)	75,999	75,804

Earnings per share:
Basic	$1.05	$0.17
Diluted	1.05	0.17

10. Comprehensive Income

Our comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$79,806	$13,029
Amounts reclassified to income, net of income tax of $30 in 2008 and $22 in 2007 (1)	56	41
Change in the fair value of interest rate swaps, net of income tax of $226 in 2007	—	(419)

Comprehensive income	$79,862	$12,651

(1)	The amount for 2008 includes amortization of amounts recorded in other comprehensive income in 2007 upon the de-designation of our interest rate swap as a cash flow hedge. The amount for 2007 includes interest rate swap settlements reclassified to income.

11. Dividends

On May 5, 2008, our board of directors declared a cash dividend of $0.03 per common share, payable on July 1, 2008 to shareholders of record on May 20, 2008. On February 25, 2008, our board of directors declared a cash dividend of $0.03 per common share, which was paid on April 4, 2008 to shareholders of record on March 18, 2008. On January 11, 2008, we paid a regular quarterly cash dividend of $0.03 per common share and a special cash dividend of $30.0 million, or approximately $0.39 per common share, to shareholders of record on December 21, 2007.

12. Contingencies

The Company is a party to various pending or threatened claims and complaints seeking damages or other remedies concerning its commercial operations and other matters in the ordinary course of its business. Some of these claims relate to matters occurring prior to its acquisition of properties and some relate to properties it has sold. In certain cases, the Company is entitled to indemnification from the sellers of properties and in other cases, it has indemnified the buyers to whom it sold properties. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such an outcome may have on it, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1. of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007 and may be discussed or updated from time to time in subsequent reports filed with the SEC. We assume no obligation, nor do we intend, to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries.

Overview

W&T is an independent oil and natural gas producer focused in the Gulf of Mexico. W&T has grown through acquisitions, exploitation and exploration and currently holds working interests in approximately 155 producing fields in federal and state waters. The majority of our daily production is derived from wells we operate.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended March 31,
	2008	2007	Change	%
	(In thousands, except per share data)
Financial:
Revenues:
Oil	$202,512	$99,613	$102,899	103.3%
Natural gas	153,914	146,864	7,050	4.8%
Other	69	62	7	11.3%

Total revenues	356,495	246,539	109,956	44.6%
Operating costs and expenses:
Lease operating expenses (1)	49,822	63,640	(13,818)	(21.7%)
Gathering and transportation costs and production taxes	8,821	4,257	4,564	107.2%
Depreciation, depletion, amortization and accretion	145,488	124,201	21,287	17.1%
General and administrative expenses (1)	12,575	11,907	668	5.6%
Derivative loss	12,304	11,971	333	2.8%

Total costs and expenses	229,010	215,976	13,034	6.0%

Operating income	127,485	30,563	96,922	317.1%
Interest expense, net of amounts capitalized	8,705	10,931	(2,226)	(20.4%)
Other income	2,440	413	2,027	490.8%

Income before income taxes	121,220	20,045	101,175	504.7%
Income taxes	41,414	7,016	34,398	490.3%

Net income	$79,806	$13,029	$66,777	512.5%

Earnings per common share – diluted	$1.05	$0.17	$0.88	517.6%
EBITDA (2)	$272,973	$154,764	$118,209	76.4%
Adjusted EBITDA (2)	279,158	168,652	110,506	65.5%

See footnotes beginning on page 12.

	Three Months Ended
	March 31,
	2008	2007	Change	%
Operating:
Net sales:
Natural gas (Bcf)	17.7	20.4	(2.7)	(13.2%)
Oil (MMBbls)	2.2	2.0	0.2	10.0%
Total natural gas and oil (Bcfe) (3)	30.8	32.1	(1.3)	(4.0%)
Average daily equivalent sales (MMcfe/d)	338.6	356.9	(18.3)	(5.1%)
Average realized sales prices (Unhedged):
Natural gas ($/Mcf)	$8.70	$7.20	$1.50	20.8%
Oil ($/Bbl)	92.52	51.00	41.52	81.4%
Natural gas equivalent ($/Mcfe)	11.57	7.67	3.90	50.8%
Average realized sales prices (Hedged) (4):
Natural gas ($/Mcf)	$8.70	$7.23	$1.47	20.3%
Oil ($/Bbl)	89.79	51.68	38.11	73.7%
Natural gas equivalent ($/Mcfe)	11.37	7.73	3.64	47.1%
Average per Mcfe ($/Mcfe):
Lease operating expenses (1)	$1.62	$1.98	$(0.36)	(18.2%)
Gathering and transportation costs and production taxes	0.29	0.13	0.16	123.1%
Depreciation, depletion, amortization and accretion	4.72	3.87	0.85	22.0%
General and administrative expenses (1)	0.41	0.37	0.04	10.8%

	$7.04	$6.35	$0.69	10.9%

Total number of wells drilled (gross)	4	3	1	33.3%
Total number of productive wells drilled (gross)	4	3	1	33.3%

(1)	The amounts for 2007 reflect a reclassification of certain industry related reimbursements for overhead expenses from joint interest owners from lease operating expenses to general and administrative expenses in order to better match the underlying reimbursement with the actual cost recorded. The effect of this reclassification had no impact on net income.

(2)	We define EBITDA as net income plus income tax expense, net interest expense (which includes interest income), and depreciation, depletion, amortization and accretion. Adjusted EBITDA excludes the unrealized loss related to our derivative contracts. Although not prescribed under GAAP, we believe the presentation of EBITDA and Adjusted EBITDA provide useful information regarding our ability to service debt and fund capital expenditures and they help our investors understand our operating performance and make it easier to compare our results with those of other companies that have different financing, capital and tax structures. EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA and Adjusted EBITDA, as we calculate them, may not be comparable to EBITDA and Adjusted EBITDA measures reported by other companies. In addition, EBITDA and Adjusted EBITDA do not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$79,806	$13,029
Income taxes	41,414	7,016
Net interest expense	6,265	10,518
Depreciation, depletion, amortization and accretion	145,488	124,201

EBITDA	272,973	154,764
Unrealized derivative loss	6,185	13,888

Adjusted EBITDA	$279,158	$168,652

(3)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).

(4)	Includes the effects of our commodity derivative contracts that do not qualify for hedge accounting.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues. Revenues increased $110.0 million to $356.5 million for the three months ended March 31, 2008 as compared to the same period in 2007. Oil revenues increased $102.9 million and natural gas revenues increased $7.1 million. The oil revenue increase was primarily attributable to an 81% increase in the average realized price to $92.52 per barrel for the three months ended March 31, 2008 from $51.00 per barrel for the same period in 2007 as well as a slight increase in sales volumes. The natural gas revenue increase was caused by a 21% increase in the average realized natural gas price to $8.70 per Mcf in the 2008 period from $7.20 per Mcf in the 2007 period, partially offset by a sales volume decrease of 2.7 Bcf in the 2008 period. The volume decrease for natural gas is primarily attributable to properties that experienced natural reservoir declines, partially offset by increased production from our successful drilling and development efforts.

Lease operating expenses. Lease operating expenses decreased to $1.62 per Mcfe in the first quarter of 2008 from $1.98 per Mcfe in the first quarter of 2007. On a nominal basis, lease operating expenses decreased to $49.8 million in the first quarter of 2008 from $63.6 million in the first quarter of 2007. The decrease of $13.8 million is attributable to decreases in workover expenditures of $6.2 million and major maintenance expenses of $8.9 million, partially offset by an increase in operating costs of $1.3 million. The decrease in workover expenditures is due to $3.5 million and $2.7 million of maintenance costs incurred at non-operated and operated properties, respectively, in the first quarter of 2007. The decrease in major maintenance expenses is primarily due to the completion of our hurricane remediation efforts at the end of 2007.

Gathering and transportation costs and production taxes. Gathering and transportation costs increased to $6.6 million for the three months ended March 31, 2008 from $2.9 million for the same period in 2007 primarily due to an increase in throughput of natural gas liquids at our processing facilities and an increase in transportation rates. Production taxes increased to $2.2 million for the three months ended March 31, 2008 from $1.4 million for the same period in 2007 primarily due to new production from a field in Texas state waters. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased to $145.5 million for the quarter ended March 31, 2008 from $124.2 million for the same period in 2007. DD&A increased due to capital expenditures, increased future development costs and higher estimated asset retirement obligations, partially offset by the addition of reserves from the acquisition of Apache Corporation’s (“Apache”) interest in Ship Shoal 349 field. On a per Mcfe basis, DD&A was $4.72 for the quarter ended March 31, 2008, compared to $4.65 for the quarter ended December 31, 2007 and $3.87 for the quarter ended March 31, 2007.

General and administrative expenses. General and administrative expenses (“G&A”) increased to $12.6 million for the three months ended March 31, 2008 from $11.9 million for the same period in 2007 primarily due to an increase in the number of employees, salary increases and an increase in share-based compensation expense. As a percentage of revenues, G&A was 3.5% for the three months ended March 31, 2008, compared to 4.8% for the same period in 2007.

Derivative loss. For the quarter ended March 31, 2008, our derivative loss of $12.3 million consisted of an unrealized loss of $2.3 million related to our open commodity derivative contracts, a realized loss of $6.0 million related to settlements of our commodity derivative contracts and unrealized and realized losses of $3.9 million and $0.1 million, respectively, related to our interest rate swap. For the quarter ended March 31, 2007, our derivative loss of $12.0 million consisted of an unrealized loss of $13.9 million related to our open commodity derivative contracts offset by a realized gain of $1.9 million related to settlements of our commodity derivative contracts. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 6 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $14.4 million for the quarter ended March 31, 2008 from $17.8 million for the quarter ended March 31, 2007 primarily due to lower interest rates and lower debt outstanding during the 2008 period. During the 2008 and 2007 periods, $5.7 million and $6.8 million, respectively, of interest was capitalized to unevaluated oil and gas properties.

Other income. Other income, consisting of interest income, increased to $2.4 million for the quarter ended March 31, 2008 from $0.4 million for the same period of 2007 mainly due to higher average daily cash balances in the 2008 period.

Income tax expense. Income tax expense increased to $41.4 million for the quarter ended March 31, 2008 from $7.0 million for the same period in 2007 primarily due to an increase in pre-tax income. Our effective tax rate for the three months ended March 31, 2008 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code. Our effective tax rate for the three months ended March 31, 2007 was approximately 35%.

Liquidity and Capital Resources

Cash flow and working capital. Net cash provided by operating activities for the three months ended March 31, 2008 was $242.4 million, compared to $146.7 million for the comparable period in 2007. Net cash used in investing activities totaled $246.5 million and $134.8 million during the first three months of 2008 and 2007, respectively, which primarily represents our investment in oil and gas properties. At March 31, 2008, we had positive working capital of $197.0 million, current maturities of long-term debt totaled $3.0 million and we had $500.0 million of undrawn capacity available under the revolving portion of the Credit Agreement. Under the terms of the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter. As of March 31, 2008, we were in compliance with such financial covenants. Cash on hand, cash provided by operations, borrowings available under our revolving loan facility and other external sources of liquidity should be sufficient to fund our ongoing cash requirements.

We use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our credit facility. Our derivative instruments currently consist of commodity option contracts relating to approximately 8.0 Bcfe, or approximately 8%, of our anticipated production during the remainder of 2008 and an interest rate swap contract which serves to manage the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 6 – Derivative Financial Instruments.

Capital expenditures. The level of our investment in oil and gas properties changes from time to time depending on numerous factors, including the prices of oil and natural gas, acquisition opportunities and the results of our exploration and development activities. For the three months ended March 31, 2008, capital expenditures for oil and gas properties of $245.8 million included $116.7 million (including purchase price adjustments) for the acquisition of Apache’s interest in Ship Shoal 349 field, $74.4 million for development activities, $41.3 million for exploration, and $13.4 million for seismic, capitalized interest and other leasehold costs. Our development and exploration capital expenditures consisted of $38.7 million in the deepwater, $7.4 million on the deep shelf and $69.6 million on the conventional shelf and other projects. As a result of our anticipated drilling activity during the remainder of 2008, our contractual obligations for drilling rigs have increased to $64.3 million for the remainder of 2008. Our capital expenditures for the three months ended March 31, 2008 were financed by net cash from operating activities and cash on hand.

Long-term debt. During the quarter ended March 31, 2008, we made a principal payment of $0.8 million on our Tranche B term loan facility. At March 31, 2008, we had no amounts outstanding on our revolving loan facility with $500.0 million of undrawn capacity. Our scheduled debt payments are expected to be funded by cash on hand and cash from operating activities. For additional details about our long-term debt, refer to Item 1. Financial Statements – Note 4 – Long-Term Debt.

Dividends. In the first quarter of 2008, we paid a regular quarterly cash dividend of $0.03 per common share and a special cash dividend of $30.0 million, or approximately $0.39 per common share, as compared to a regular quarterly cash dividend of $0.03 per common share paid in the first quarter of 2007. For additional details about our dividends, refer to Item 1. Financial Statements – Note 11 – Dividends.

Contractual obligations. Except as described in Capital expenditures above, information about contractual obligations for the quarter ended March 31, 2008, did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Also refer to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1. of this report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1. Financial Statements – Note 2 – Recent Accounting Pronouncements and Note 5 – Fair Value Measurements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the quarter ended March 31, 2008, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2007 except as noted below. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007.

Commodity Price Risk. Our revenues, profitability and future rate of growth substantially depend upon market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, net cash provided by operating activities and profitability. In January 2006, we entered into commodity swap and option contracts. While these contracts were intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income if oil and natural gas prices were to rise substantially over the price established by the hedge. We do not enter into derivative contracts for trading purposes. For additional details about our commodity derivatives, refer to Item 1. Financial Statements – Note 6 – Derivative Financial Instruments.

Interest Rate Risk. We have an interest rate swap which serves to manage the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. For additional details about our interest rate swap, refer to Item 1. Financial Statements – Note 6 – Derivative Financial Instruments.

Item 4. Controls and Procedures

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

As required by Exchange Act rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of March 31, 2008 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 18 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2008.

W&T OFFSHORE, INC.

By:	/s/ JOHN D. GIBBONS
John D. Gibbons
Senior Vice President, Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description

31.1	*	Section 302 Certification of Chief Executive Officer.

31.2	*	Section 302 Certification of Chief Financial Officer.

32.1	*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.