Form 10-Q
period 2008-06-30
W&T OFFSHORE INC
filed 2008-08-06
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

As of August 6, 2008, there were 76,354,836 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$424,397	$314,050
Receivables:
Oil and gas sales	165,312	113,567
Joint interest and other	82,160	48,431

Total receivables	247,472	161,998
Prepaid expenses and other assets	56,969	43,645

Total current assets	728,838	519,693
Property and equipment – at cost:
Oil and gas properties and equipment (full cost method, of which $238,419 at June 30, 2008 and $278,947 at December 31, 2007 were excluded from amortization)	4,244,512	3,805,208
Furniture, fixtures and other	12,294	10,267

Total property and equipment	4,256,806	3,815,475
Less accumulated depreciation, depletion and amortization	1,832,621	1,552,744

Net property and equipment	2,424,185	2,262,731
Restricted deposits for asset retirement obligations	23,993	23,718
Other assets	5,434	6,062

Total assets	$3,182,450	$2,812,204

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable	195,854	159,973
Undistributed oil and gas proceeds	57,362	47,911
Asset retirement obligations – current portion	38,787	19,749
Accrued liabilities	47,457	65,328
Income taxes	49,611	12,975

Total current liabilities	392,071	308,936
Long-term debt, less current maturities – net of discount	650,965	651,764
Asset retirement obligations, less current portion	462,700	438,932
Deferred income taxes	305,838	255,097
Other liabilities	4,751	6,135
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 76,355,879 and 76,175,159 shares at June 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	370,440	365,667
Retained earnings	996,638	786,803
Accumulated other comprehensive loss	(954)	(1,131)

Total shareholders’ equity	1,366,125	1,151,340

Total liabilities and shareholders’ equity	$3,182,450	$2,812,204

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)
Revenues	$461,015	$272,563	$817,510	$519,102

Operating costs and expenses:
Lease operating expenses	54,329	53,887	104,151	117,527
Production taxes	3,170	1,211	5,362	2,594
Gathering and transportation	4,755	3,375	11,384	6,249
Depreciation, depletion and amortization	143,908	120,588	279,877	239,342
Asset retirement obligation accretion	9,927	5,456	19,446	10,903
General and administrative expenses	11,062	7,381	23,637	19,288
Derivative loss	23,767	302	36,071	12,273

Total costs and expenses	250,918	192,200	479,928	408,176

Operating income	210,097	80,363	337,582	110,926
Interest expense:
Incurred	12,461	15,683	26,839	33,442
Capitalized	(4,762)	(6,265)	(10,435)	(13,093)
Loss on extinguishment of debt	—	2,806	—	2,806
Other income	2,691	528	5,131	941

Income before income taxes	205,089	68,667	326,309	88,712
Income taxes	70,479	23,146	111,893	30,162

Net income	$134,610	$45,521	$214,416	$58,550

Earnings per common share:
Basic	$1.77	$0.60	$2.82	$0.77
Diluted	1.77	0.60	2.82	0.77
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Value
	(In thousands)
	(Unaudited)
Balances at December 31, 2007	76,175	$1	$365,667	$786,803	$(1,131)	$1,151,340
Cash dividends	—	—	—	(4,581)	—	(4,581)
Share-based compensation	—	—	3,098	—	—	3,098
Restricted stock issued, net of forfeitures	181	—	1,675	—	—	1,675
Net income	—	—	—	214,416	—	214,416
Other comprehensive income, net of tax	—	—	—	—	177	177

Balances at June 30, 2008	76,356	$1	$370,440	$996,638	$(954)	$1,366,125

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Operating activities:
Net income	$214,416	$58,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	299,323	250,245
Amortization of debt issuance costs and discount on indebtedness	1,316	5,261
Loss on extinguishment of debt	—	2,806
Share-based compensation related to restricted stock issuances	3,098	1,585
Unrealized derivative loss	16,395	14,991
Deferred income taxes	48,602	(776)
Other	272	54
Changes in operating assets and liabilities:
Oil and gas receivables	(51,745)	13,582
Joint interest and other receivables	(33,727)	(22,000)
Insurance receivables	—	75,151
Income taxes	36,701	30,939
Prepaid expenses and other assets	(13,495)	16,139
Asset retirement obligations	(16,787)	(12,991)
Accounts payable and accrued liabilities	43,540	(125,171)
Other liabilities	53	13

Net cash provided by operating activities	547,962	308,378

Investing activities:
Acquisition of property interest	(116,551)	—
Investment in oil and gas properties and equipment, net	(282,605)	(197,482)
Purchases of furniture, fixtures and other, net	(2,302)	(1,194)

Net cash used in investing activities	(401,458)	(198,676)

Financing activities:
Borrowings of long-term debt	—	908,000
Repayments of long-term debt	(1,500)	(945,000)
Dividends to shareholders	(34,577)	(4,563)
Debt issuance costs	—	(5,284)
Other	(80)	—

Net cash used in financing activities	(36,157)	(46,847)

Increase in cash and cash equivalents	110,347	62,855
Cash and cash equivalents, beginning of period	314,050	39,235

Cash and cash equivalents, end of period	$424,397	$102,090

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

2. Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on a prospective basis. SFAS No. 157 establishes a framework for measuring fair value under GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. For additional information about the impact of the adoption of SFAS No. 157 on our financial statements, refer to Note 5.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or cash flows as the Company elected not to measure any additional financial assets and liabilities at fair value that were not already required to be measured at fair value.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will require all earnings per share data presented for prior-periods to be restated retrospectively. We currently do not anticipate that FSP 03-6-1 will have a material impact on our earnings per share data for fiscal year 2009 or on earnings per share data for any prior periods presented.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree to be measured at their respective fair values at the acquisition date. Acquisition-related costs incurred prior to the acquisition are required to be expensed rather than included in the purchase-price determination. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, that we may consummate subsequent to the effective date of the new standard.

3. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. During the six months ended June 30, 2008, the Company revised, among other things, its estimate of the cost to decommission its sub-sea wells and made other changes to the estimated timing and amounts of settlements. A summary of our asset retirement obligations is as follows (in thousands):

Balance, December 31, 2007	$458,681
Liabilities settled	(16,787)
Accretion of discount	19,446
Liabilities assumed through acquisition	2,574
Liabilities incurred	167
Revisions of estimated liabilities	37,406

Balance, June 30, 2008	501,487
Less current portion	38,787

Long-term	$462,700

4. Long-Term Debt

As of June 30, 2008 and December 31, 2007, our long-term debt was as follows (in thousands):

	June 30, 2008	December 31, 2007
Revolving loan facility, due August 2009	$—	$—
Tranche B term loan facility, net of unamortized discount of $3,035 at June 30, 2008 and $3,736 at December 31, 2007, due August 2010	203,965	204,764
8.25% Senior notes, due June 2014	450,000	450,000

Total long-term debt	653,965	654,764
Current maturities of long-term debt	(3,000)	(3,000)

Long-term debt, less current maturities	$650,965	$651,764

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At June 30, 2008 and December 31, 2007, we had no amounts outstanding and had $500.0 million of undrawn capacity available under our committed revolving loan facility under the Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”).

Borrowings under the Tranche B term loan facility under the Credit Agreement bear interest at either (1) the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin equal to 1.25% or (2) to the extent the loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.25%. The effective interest rate, including amortization of the discount, on the Tranche B term loan facility was 6.8% during the six months ended June 30, 2008.

The Senior notes (the “Notes”) bear interest at a fixed rate of 8.25%, with interest payable semi-annually in arrears on June 15 and December 15. The estimated annual effective interest rate on the Notes is 8.4%.

Under the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a current ratio, interest coverage ratio, asset coverage ratio and a leverage ratio. We were in compliance with all applicable covenants of the Credit Agreement as of June 30, 2008.

On July 24, 2008, we amended the Credit Agreement to extend the maturity of the revolving loan facility to July 23, 2012 and increase the interest margin by 0.125% across the entire pricing grid of borrowings under the revolving loan facility. Certain other amendments were made to the Credit Agreement which changed or eliminated various covenants, including increasing the amount available for distribution or share repurchases to $60.0 million per year from $30.0 million per year.

5. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, on a prospective basis. SFAS No. 157 establishes a framework for measuring fair value under GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies to all existing pronouncements under GAAP that require (or permit) the use of fair value, with the exception of SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 157 does not require any new fair value measurements under GAAP. In February 2008, the FASB granted a one-year deferral of SFAS No. 157 for certain non-financial assets and liabilities, including asset retirement obligations initially measured at fair value under SFAS No. 143, Accounting for Asset Retirement Obligations.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

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

At June 30, 2008, the only items on our balance sheet to which SFAS No. 157 applies are our derivatives. We measure the fair value of our derivatives by applying the income approach. Our derivatives are classified within level 2 of the valuation hierarchy and the total fair value of our derivative liabilities was $39.0 million at June 30, 2008. The impact of the adoption of SFAS No. 157 on our financial position and results of operations was immaterial. For additional details about our derivatives and their fair values at June 30, 2008, refer to Note 6.

6. Derivative Financial Instruments

We account for our derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires each derivative to be recorded on the balance sheet as an asset or a liability at its fair value. Additionally, the statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met at the time the derivative contract is entered into. Our derivative contracts expose the Company to credit loss in the event of nonperformance by the counterparty; however, we currently do not anticipate nonperformance by the counterparty.

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

During the three months ended June 30, 2008 and 2007, we recorded unrealized losses of $14.4 million and $0.9 million, respectively, related to our open commodity derivative contracts, and we recorded a realized loss of $12.6 million and a realized gain of $0.8 million, respectively, related to settlements of our commodity derivatives.

During the six months ended June 30, 2008 and 2007, we recorded unrealized losses of $16.7 million and $14.8 million, respectively, related to our open commodity derivative contracts, and we recorded a realized loss of $18.6 million and a realized gain of $2.7 million, respectively, related to settlements of our commodity derivatives. At June 30, 2008, $34.1 million was included in accrued liabilities related to our open commodity derivatives.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2008, our open commodity derivatives were as follows:

Collars
					NYMEX Contract Price		Fair Value
Type	Commodity	Effective Date	Termination Date	Notional Quantity	Floor	Ceiling	(Liability) (in thousands)
Funded	Natural Gas	8/1/2008	12/31/2008	2,142,000 MMBtu	$7.31	$15.80	$(348)
Zero Cost	Oil	7/1/2008	12/31/2008	515,200 Bbls	60.00	74.50	(33,702)

							$(34,050)

As of December 31, 2007, our open commodity derivatives were as follows:

Collars
					NYMEX Contract Price		Fair Value
Type	Commodity	Effective Date	Termination Date	Notional Quantity	Floor	Ceiling	Asset (Liability) (in thousands)
Funded	Natural Gas	2/1/2008	12/31/2008	4,690,000 MMBtu	$7.31	$15.80	$2,224
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50	(19,599)

							$(17,375)

Interest Rate Swap. On January 23, 2008, we re-designated 100% of the notional amount of our interest rate swap as a cash flow hedge under SFAS No. 133. On March 31, 2008, we elected to discontinue hedge accounting for our interest rate swap. Subsequent to March 31, 2008, changes in the fair value of our interest rate swap have been and will continue to be immediately recognized in earnings.

During the three and six months ended June 30, 2008, we recorded unrealized gains of $4.2 million and $0.3 million, respectively, and realized losses of $1.0 million and $1.1 million, respectively, in earnings related to our interest rate swap. During the three and six months ended June 30, 2007, we recorded an unrealized loss of $0.2 million related to our interest rate swap.

At June 30, 2008, the fair value of our interest rate swap was $4.9 million, of which $2.8 million was included in accrued liabilities and $2.1 million was included in other liabilities. The amount in accumulated other comprehensive loss of approximately $1.0 million (net of tax) related to our interest rate swap will be recognized in earnings over the remaining term of the swap in accordance with SFAS No. 133.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2008 Bonus. Eligible employees will be entitled to receive a bonus for 2008 in accordance with the Plan, consisting of cash and restricted stock. Shares of restricted stock to be awarded as a bonus for 2008 will be issued in 2009 and have a four year requisite service period beginning January 1, 2008 and will vest in three equal installments on December 31, 2009, 2010 and 2011. The cash bonus for 2008 will be paid in 2009. During the three months ended June 30, 2008, we expensed $1.8 million related to the general bonus for 2008, of which $0.6 million will ultimately be settled in restricted shares. During the six months ended June 30, 2008, we expensed $3.6 million related to the general bonus for 2008, of which $1.1 million will ultimately be settled in restricted shares (see Note 8).

8. Share-Based Compensation

We recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. At June 30, 2008, there were 1,703,355 shares of common stock available for award under our share-based payment plans. A summary of share activity pursuant to our share-based payment plans for the six months ended June 30, 2008, is as follows:

	Restricted Shares	Weighted Average Grant Date Price Per Share
Nonvested at December 31, 2007	277,584	$29.17
Granted	204,139	32.41
Vested	(15,184)	29.87
Forfeited	(23,419)	30.30

Nonvested at June 30, 2008	443,120	30.58

During the six months ended June 30, 2008, a total of 196,112 restricted shares of our common stock were granted to employees pursuant to our share-based payment plans. With certain exceptions, these shares will vest in three equal installments with the first such installment vesting on December 31, 2008, and the remainder, less any forfeited shares, vesting on December 31, 2009 and 2010. During the six months ended June 30, 2008, 10,941 restricted shares held by two former employees were vested upon termination of their employment.

Also during the six months ended June 30, 2008, our non-employee directors have been granted a total of 8,027 restricted shares of our common stock. With certain exceptions, shares granted to our non-employee directors vest in three equal installments on the first, second and third anniversaries from the date of grant. During the six months ended June 30, 2008, 4,243 restricted shares held by our non-employee directors vested.

The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2008 and 2007 was $6.6 million and $9.4 million, respectively. The weighted average fair value of the shares that vested during the six months ended June 30, 2008 and 2007 was $0.6 million and less than $0.1 million, respectively, based on the closing prices on the dates of vesting.

During the three months ended June 30, 2008 and 2007, total compensation expense under share-based payment arrangements was $2.0 million and $1.2 million, respectively. During the six months ended June 30, 2008 and 2007, total compensation expense under share-based payment arrangements was $4.2 million and $2.4 million, respectively. As of June 30, 2008, there was $8.3 million of total unrecognized share-based compensation expense related to restricted shares issued. Such amount is expected to be recognized in the period beginning July 2008 and ending April 2011.

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

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income applicable to common shares	$134,610	$45,521	$214,416	$58,550

Weighted average number of common shares (basic)	75,910	75,786	75,907	75,787
Weighted average nonvested common shares	214	188	152	103

Weighted average number of common shares (diluted)	76,124	75,974	76,059	75,890

Earnings per share:
Basic	$1.77	$0.60	$2.82	$0.77
Diluted	1.77	0.60	2.82	0.77

10. Comprehensive Income

Our comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$134,610	$45,521	$214,416	$58,550
Amounts reclassified to income (1)	121	39	177	81
Change in the fair value of interest rate swaps (2)	—	1,430	—	1,010

Comprehensive income	$134,731	$46,990	$214,593	$59,641

(1)	Amounts are net of income tax of $65 thousand and $21 thousand for the three months ended June 30, 2008 and 2007, respectively, and $95 thousand and $44 thousand for the six months ended June 30, 2008 and 2007, respectively.
(2)	Amounts are net of income tax of $770 thousand and $544 thousand for the three and six months ended June 30, 2007, respectively.

11. Dividends

During the six months ended June 30, 2008, we paid regular cash dividends of $0.03 per common share per quarter and a special cash dividend of $30.0 million, or approximately $0.39 per common share. During the six months ended June 30, 2007, we paid regular cash dividends of $0.03 per common share per quarter. On May 5, 2008, our board of directors declared a cash dividend of $0.03 per common share, which was paid on July 1, 2008 to shareholders of record on May 20, 2008.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. Contingencies

We are a party to various pending or threatened claims and complaints seeking damages or other remedies concerning our commercial operations and other matters in the ordinary course of our business. Some of these claims relate to matters occurring prior to our acquisition of properties and some relate to properties we have sold. In certain cases, we are entitled to indemnification from the sellers of properties and in other cases, we have indemnified the buyers to whom we have sold properties. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such an outcome may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil	$265,074	$129,381	$135,693	104.9%	$467,586	$228,994	$238,592	104.2%
Natural gas	195,852	143,174	52,678	36.8%	349,766	290,038	59,728	20.6%
Other (1)	89	8	81	NM	158	70	88	125.7%

Total revenues	461,015	272,563	188,452	69.1%	817,510	519,102	298,408	57.5%
Operating costs and expenses:
Lease operating expenses (2)	54,329	53,887	442	0.8%	104,151	117,527	(13,376)	(11.4)%
Gathering and transportation costs and production taxes	7,925	4,586	3,339	72.8%	16,746	8,843	7,903	89.4%
Depreciation, depletion, amortization and accretion	153,835	126,044	27,791	22.0%	299,323	250,245	49,078	19.6%
General and administrative expenses (2)	11,062	7,381	3,681	49.9%	23,637	19,288	4,349	22.5%
Derivative loss	23,767	302	23,465	NM	36,071	12,273	23,798	193.9%

Total costs and expenses	250,918	192,200	58,718	30.6%	479,928	408,176	71,752	17.6%

Operating income	210,097	80,363	129,734	161.4%	337,582	110,926	226,656	204.3%
Interest expense, net of amounts capitalized	7,699	9,418	(1,719)	(18.3)%	16,404	20,349	(3,945)	(19.4)%
Loss on extinguishment of debt	—	2,806	(2,806)	(100.0)%	—	2,806	(2,806)	(100.0)%
Other income	2,691	528	2,163	409.7%	5,131	941	4,190	445.3%

Income before income taxes	205,089	68,667	136,422	198.7%	326,309	88,712	237,597	267.8%
Income taxes	70,479	23,146	47,333	204.5%	111,893	30,162	81,731	271.0%

Net income	$134,610	$45,521	$89,089	195.7%	$214,416	$58,550	$155,866	266.2%

Earnings per common share – diluted	$1.77	$0.60	$1.17	195.0%	$2.82	$0.77	$2.05	266.2%
EBITDA (3)	$363,932	$203,601	$160,331	78.7%	$636,905	$358,365	$278,540	77.7%
Adjusted EBITDA (3)	374,142	207,510	166,632	80.3%	653,300	376,162	277,138	73.7%

See footnotes beginning on page 14.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Operating:
Net sales:
Natural gas (Bcf)	17.0	18.3	(1.3)	(7.1)%	34.7	38.7	(4.0)	(10.3)%
Oil (MMBbls)	2.3	2.1	0.2	9.5%	4.5	4.1	0.4	9.8%
Total natural gas and oil (Bcfe) (4)	31.0	31.2	(0.2)	(0.6)%	61.8	63.3	(1.5)	(2.4)%

Average daily equivalent sales (MMcfe/d)	340.3	342.7	(2.4)	(0.7)%	339.4	349.8	(10.4)	(3.0)%

Average realized sales prices (Unhedged):
Natural gas ($/Mcf)	$11.53	$7.81	$3.72	47.6%	$10.09	$7.49	$2.60	34.7%
Oil ($/Bbl)	113.74	60.44	53.30	88.2%	103.46	55.94	47.52	84.9%
Natural gas equivalent ($/Mcfe)	14.89	8.74	6.15	70.4%	13.23	8.20	5.03	61.3%

Average realized sales prices (Hedged) (5):
Natural gas ($/Mcf)	$11.53	$7.85	$3.68	46.9%	$10.09	$7.52	$2.57	34.2%
Oil ($/Bbl)	108.33	60.44	47.89	79.2%	99.35	56.26	43.09	76.6%
Natural gas equivalent ($/Mcfe)	14.48	8.77	5.71	65.1%	12.93	8.24	4.69	56.9%

Average per Mcfe ($/Mcfe):
Lease operating expenses (2)	$1.75	$1.73	$0.02	1.2%	$1.69	$1.86	$(0.17)	(9.1)%
Gathering and transportation costs and production taxes	0.26	0.15	0.11	73.3%	0.27	0.14	0.13	92.9%
Depreciation, depletion, amortization and accretion	4.97	4.04	0.93	23.0%	4.85	3.95	0.90	22.8%
General and administrative expenses (2)	0.36	0.24	0.12	50.0%	0.38	0.30	0.08	26.7%

	$7.34	$6.16	$1.18	19.2%	$7.19	$6.25	$0.94	15.0%

Total number of wells drilled (gross) (1)	10	1	9	NM	14	4	10	NM
Total number of productive wells drilled (gross) (1)	8	1	7	NM	12	4	8	NM

(1)	Percentage change not meaningful (“NM”).
(2)	The amounts for 2007 reflect a reclassification of certain industry related reimbursements for overhead expenses from joint interest owners from lease operating expenses to general and administrative expenses in order to better match the underlying reimbursement with the actual cost recorded. The effect of this reclassification had no impact on net income.
(3)	We define EBITDA as net income plus income tax expense, net interest expense (which includes interest income), and depreciation, depletion, amortization and accretion. Adjusted EBITDA also excludes the loss on extinguishment of debt and the unrealized loss related to our derivative contracts. Although not prescribed under GAAP, we believe the presentation of EBITDA and Adjusted EBITDA provide useful information regarding our ability to service debt and fund capital expenditures and they help our investors understand our operating performance and make it easier to compare our results with those of other companies that have different financing, capital and tax structures. EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA and Adjusted EBITDA, as we calculate them, may not be comparable to EBITDA and Adjusted EBITDA measures reported by other companies. In addition, EBITDA and Adjusted EBITDA do not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$134,610	$45,521	$214,416	$58,550
Income taxes	70,479	23,146	111,893	30,162
Net interest expense	5,008	8,890	11,273	19,408
Depreciation, depletion, amortization and accretion	153,835	126,044	299,323	250,245

EBITDA	363,932	203,601	636,905	358,365
Loss on extinguishment of debt	—	2,806	—	2,806
Unrealized derivative loss	10,210	1,103	16,395	14,991

Adjusted EBITDA	$374,142	$207,510	$653,300	$376,162

(4)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).
(5)	Includes the effects of our commodity derivative contracts that do not qualify for hedge accounting.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues. Revenues increased $188.5 million to $461.0 million for the three months ended June 30, 2008 as compared to the same period in 2007. Oil revenues increased $135.7 million, natural gas revenues increased $52.7 million and other revenues increased $0.1 million. The oil revenue increase was primarily attributable to an 88% increase in the average realized price to $113.74 per barrel for the three months ended June 30, 2008 from $60.44 per barrel for the same period in 2007 as well as a 10% increase in sales volumes. Our oil sales volumes increased due to our successful exploration and development efforts, the acquisition of Apache Corporation’s (“Apache”) interest in Ship Shoal 349 field and several recompletions. The natural gas revenue increase resulted from a 48% increase in the average realized natural gas price to $11.53 per Mcf in the 2008 period from $7.81 per Mcf in the 2007 period, partially offset by a seven percent decrease in sales volumes in the 2008 period. The volume decrease for natural gas is primarily attributable to properties that experienced natural reservoir declines, partially offset by increased production from our successful drilling and development efforts.

Lease operating expenses. Lease operating expenses increased to $1.75 per Mcfe in the second quarter of 2008 from $1.73 per Mcfe in the second quarter of 2007. On a nominal basis, lease operating expenses increased to $54.3 million in the second quarter of 2008 from $53.9 million in the second quarter of 2007. The increase of $0.4 million is attributable to increases in operating costs and workover expenditures, partially offset by a decrease in major maintenance expenses resulting from the completion of our hurricane remediation efforts at the end of 2007.

Gathering and transportation costs and production taxes. Gathering and transportation costs increased to $4.8 million for the three months ended June 30, 2008 from $3.4 million for the same period in 2007 primarily due to an increase in throughput of natural gas liquids at our processing facilities and an increase in transportation rates. Production taxes increased to $3.2 million for the three months ended June 30, 2008 from $1.2 million for the same period in 2007 primarily due to new production from fields in state waters of Texas and Louisiana and higher realized prices on sales of our oil and natural gas. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) increased to $153.8 million for the quarter ended June 30, 2008 from $126.0 million for the same period in 2007. DD&A increased due to capital expenditures, increased estimated future development costs and higher estimated asset retirement obligations, partially offset by the addition of reserves from the acquisition of Apache’s interest in Ship Shoal 349 field and reserves added as a result of our successful drilling efforts. On a per Mcfe basis, DD&A was $4.97 for the quarter ended June 30, 2008, compared to $4.04 for the quarter ended June 30, 2007.

General and administrative expenses. General and administrative expenses (“G&A”) increased to $11.1 million for the three months ended June 30, 2008 from $7.4 million for the same period in 2007 primarily due to an increase in the number of employees, salary increases and an increase in share-based compensation expense. We currently expect that G&A for the remainder of 2008 will continue to exceed G&A for 2007 and level off thereafter. As a percentage of revenues, G&A was 2.4% for the three months ended June 30, 2008, compared to 2.7% for the same period in 2007.

Derivative loss. For the quarter ended June 30, 2008, our derivative loss of $23.8 million consisted of an unrealized loss of $14.4 million related to our open commodity derivative contracts and a realized loss of $12.6 million related to settlements of our commodity derivative contracts. Also included in the 2008 period is an unrealized gain of $4.2 million and a realized loss of $1.0 million related to our interest rate swap. For the quarter ended June 30, 2007, our derivative loss of $0.3 million consisted of an unrealized loss of $0.9 million related to our open commodity derivative contracts offset by a realized gain of $0.8 million related to settlements of our commodity derivative contracts. Also included in 2007 is an unrealized loss of $0.2 million related to our interest rate swap. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 6 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $12.5 million for the quarter ended June 30, 2008 from $15.7 million for the quarter ended June 30, 2007 primarily due to a lower average LIBOR in the 2008 period. During the 2008 and 2007 periods, $4.8 million and $6.3 million, respectively, of interest was capitalized to unevaluated oil and gas properties.

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

Other income. Other income, consisting of interest income, increased to $2.7 million for the quarter ended June 30, 2008 from $0.5 million for the same period of 2007 mainly due to higher average daily cash balances in the 2008 period.

Income tax expense. Income tax expense increased to $70.5 million for the quarter ended June 30, 2008 from $23.1 million for the same period in 2007 primarily due to an increase in pre-tax income. Our effective tax rate for the three months ended June 30, 2008 and the comparable period in 2007 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues. Revenues increased $298.4 million to $817.5 million for the six months ended June 30, 2008 as compared to the same period in 2007. Oil revenues increased $238.6 million, natural gas revenues increased $59.7 million and other revenues increased $0.1 million. The oil revenue increase was primarily attributable to an 85% increase in the average realized price to $103.46 per barrel for the six months ended June 30, 2008 from $55.94 per barrel for the same period in 2007 as well as a 10% increase in sales volumes. Our oil sales volumes increased due to our successful exploration and development efforts, the acquisition of Apache’s interest in Ship Shoal 349 field and several recompletions. The natural gas revenue increase resulted from a 35% increase in the average realized natural gas price to $10.09 per Mcf in the 2008 period from $7.49 per Mcf in the 2007 period, partially offset by a 10% decrease in sales volumes in the 2008 period. The volume decrease for natural gas is primarily attributable to properties that experienced natural reservoir declines, partially offset by increased production from our successful drilling and development efforts.

Lease operating expenses. Lease operating expenses decreased to $1.69 per Mcfe for the six months ended June 30, 2008 from $1.86 per Mcfe for the same period of 2007. On a nominal basis, lease operating expenses decreased to $104.1 million for the six months ended June 30, 2008 from $117.5 million for the same period of 2007. The decrease of $13.4 million is attributable to decreases in workover expenditures of $3.4 million and major maintenance expenses of $14.5 million, partially offset by an increase in operating costs of $4.5 million. The decrease in workover expenditures relates to $3.0 million and $0.4 million of maintenance costs incurred at non-operated and operated properties, respectively, during the six months ended June 30, 2007. The decrease in major maintenance expenses is primarily due to the completion of our hurricane remediation efforts at the end of 2007 and the increase in operating costs is attributable in part to higher fuel costs in 2008.

Gathering and transportation costs and production taxes. Gathering and transportation costs increased to $11.4 million for the six months ended June 30, 2008 from $6.2 million for the same period in 2007 primarily due to an increase in throughput of natural gas liquids at our processing facilities and an increase in transportation rates. Production taxes increased to $5.4 million for the six months ended June 30, 2008 from $2.6 million for the same period in 2007 primarily due to new production from fields in state waters of Texas and Louisiana and higher realized prices on sales of our oil and natural gas. Most of our production is from federal waters, where there are no production taxes.

Depreciation, depletion, amortization and accretion. DD&A increased to $299.3 million for the six months ended June 30, 2008 from $250.2 million for the same period in 2007. DD&A increased due to capital expenditures, increased estimated future development costs and higher estimated asset retirement obligations, partially offset by the addition of reserves from the acquisition of Apache’s interest in Ship Shoal 349 field and reserves added as a result of our successful drilling efforts. On a per Mcfe basis, DD&A was $4.85 for the six months ended June 30, 2008, compared to $3.95 for the six months ended June 30, 2007.

General and administrative expenses. G&A increased to $23.6 million for the six months ended June 30, 2008 from $19.3 million for the same period in 2007 primarily due to an increase in the number of employees, salary increases and an increase in share-based compensation expense. We currently expect that G&A for the remainder of 2008 will continue to exceed G&A for 2007 and level off thereafter. As a percentage of revenues, G&A was 2.9% for the six months ended June 30, 2008, compared to 3.7% for the same period in 2007.

Derivative loss. For the six months ended June 30, 2008, our derivative loss of $36.1 million consisted of an unrealized loss of $16.7 million related to our open commodity derivative contracts and a realized loss of $18.6 million related to settlements of our commodity derivative contracts. Also included in the 2008 period is an unrealized gain of $0.3 million and a realized loss of $1.1 million related to our interest rate swap. For the six months ended June 30, 2007, our derivative loss of $12.3 million consisted of an unrealized loss of $14.8 million related to our open commodity derivative contracts offset by a realized gain of $2.7 million related to settlements of our commodity derivative contracts. Also included in the 2007 period is an unrealized loss of $0.2 million related to our interest rate swap. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 6 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $26.8 million for the six months ended June 30, 2008 from $33.4 million for the six months ended June 30, 2007 primarily due to a lower average LIBOR and lower debt outstanding during the 2008 period. During the 2008 and 2007 periods, $10.4 million and $13.1 million, respectively, of interest was capitalized to unevaluated oil and gas properties.

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

Other income. Other income, consisting of interest income, increased to $5.1 million for the six months ended June 30, 2008 from $0.9 million for the same period of 2007 mainly due to higher average daily cash balances in the 2008 period.

Income tax expense. Income tax expense increased to $111.9 million for the six months ended June 30, 2008 from $30.2 million for the same period in 2007 primarily due to an increase in pre-tax income. Our effective tax rate for the six months ended June 30, 2008 and the comparable period in 2007 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures to allow us to replace our oil and natural gas reserves, repay outstanding borrowings and make related interest payments and to fund strategic property acquisitions. Historically we have funded our capital expenditures, including acquisitions, with cash on hand, cash provided by operations, equity offerings, borrowings under the Credit Agreement and other long-term debt. These sources of liquidity should be sufficient to fund our ongoing cash requirements.

Cash flow and working capital. Net cash provided by operating activities for the six months ended June 30, 2008 was $548.0 million, compared to $308.4 million for the comparable period in 2007. Net cash used in investing activities totaled $401.5 million and $198.7 million during the first six months of 2008 and 2007, respectively, which primarily represents our investment in oil and gas properties. At June 30, 2008, we had positive working capital of $336.8 million as compared to $39.3 million at June 30, 2007, current maturities of long-term debt totaled $3.0 million and we had $500.0 million of undrawn capacity available under the revolving portion of the Credit Agreement. Under the terms of the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter. As of June 30, 2008, we were in compliance with such financial covenants.

We use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our credit facility. In January 2006, we entered into commodity swap and option contracts in connection with the anticipated financing related to the acquisition by merger of a wholly-owned subsidiary of Kerr-McGee. As of June 30, 2008, our derivative instruments consisted of commodity option contracts relating to approximately 5.2 Bcfe of our anticipated production during the remainder of 2008 and an interest rate swap contract which serves to manage the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 6 – Derivative Financial Instruments.

Capital expenditures. The level of our investment in oil and gas properties changes from time to time depending on numerous factors, including the prices of oil and natural gas, acquisition opportunities and the results of our exploration and development activities. For the six months ended June 30, 2008, capital expenditures for oil and gas properties of $399.2 million included $116.6 million (including customary purchase price adjustments) for the acquisition of Apache’s interest in Ship Shoal 349 field, $133.6 million for development activities, $127.0 million for exploration, and $22.0 million for seismic, capitalized interest and other leasehold costs. Our development and exploration capital expenditures consisted of $42.3 million in the deepwater, $40.4 million on the deep shelf and $177.9 million on the conventional shelf and other projects. As a result of our anticipated drilling activity during the remainder of 2008, our contractual obligations for drilling rigs have increased to $103.4 million for the remainder of 2008. Our capital expenditures for the six months ended June 30, 2008 were financed by net cash from operating activities and cash on hand.

As we disclosed in our annual report on Form 10-K for the year ended December 31, 2007, we had anticipated drilling 50 wells (44 exploratory wells and six development wells) in 2008 and our total capital expenditures for 2008 were expected to approximate $800 million. As a result of equipment delays, revisions to outside operators’ drilling programs and further technical evaluation, including reviews of seismic information, we have revised our 2008 drilling program from 50 wells to a range of between 30 and 35 wells. A majority of the wells removed from the 2008 program have been delayed until 2009. A revised cost estimate of our total capital expenditures for 2008 has not yet been determined but we would anticipate that it will be less than the original estimate of $800 million.

Long-term debt. During the six months ended June 30, 2008, we made principal payments of $1.5 million on our Tranche B term loan facility. At June 30, 2008, we had no amounts outstanding on our revolving loan facility with $500.0 million of undrawn capacity. Our scheduled debt payments are expected to be funded by cash on hand and cash from operating activities. On July 24, 2008, we amended the Credit Agreement to extend the maturity of the revolving loan facility to July 23, 2012 and increase the interest margin by 0.125% across the entire pricing grid of borrowings under the revolving loan facility. Certain other amendments were made to the Credit Agreement which changed or eliminated various covenants, including increasing the amount available for distribution or share repurchases to $60.0 million per year from $30.0 million per year. For additional details about our long-term debt, refer to Item 1. Financial Statements – Note 4 – Long-Term Debt.

Dividends. During the six months ended June 30, 2008, we paid regular cash dividends of $0.03 per common share per quarter and a special cash dividend of $30.0 million, or approximately $0.39 per common share, as compared to regular cash dividends of $0.03 per common share per quarter paid during the six months ended June 30, 2007. On May 5, 2008, our board of directors declared a cash dividend of $0.03 per common share, which was paid on July 1, 2008 to shareholders of record on May 20, 2008. On August 4, 2008, our board of directors declared a cash dividend of $0.03 per common share, payable on September 5, 2008 to shareholders of record on August 20, 2008.

Contractual obligations. Except as described in “Capital expenditures” above, information about contractual obligations for the six months ended June 30, 2008, did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Information about market risks for the three and six months ended June 30, 2008, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2007 except as noted below. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of June 30, 2008 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders during our Annual Meeting of Shareholders held on May 5, 2008.

Election of Directors. Our shareholders elected the six nominees for director to serve until the 2009 Annual Meeting of Shareholders by the following vote:

Nominee	For	Withheld
Tracy W. Krohn	59,952,540	14,211,292
J.F. Freel	60,790,995	13,372,837
Virginia Boulet	59,330,722	14,833,110
S. James Nelson, Jr.	73,692,396	471,436
Robert I. Israel	73,580,106	583,726
Samir G. Gibara	73,687,685	476,147

Ratification of Appointment of Independent Accountants. Our shareholders ratified the appointment of Ernst & Young LLP, independent registered public accountants, to audit our consolidated financial statements as of and for the year ending December 31, 2008, by the following vote:

For	Against	Abstentions
72,794,702	1,364,299	4,831

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 22.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2008.

W&T OFFSHORE, INC.

By:	/s/ JOHN D. GIBBONS
John D. Gibbons
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Indemnification and Hold Harmless Agreement dated May 5, 2008, by and between Samir G. Gibara and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 14, 2008)

10.2	Fifth Amendment to Third Amended and Restated Credit Agreement, as amended, dated July 24, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 29, 2008)

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.