Form 10-Q
period 2008-09-30
W&T OFFSHORE INC
filed 2008-11-06
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, there were 76,353,100 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$685,311	$314,050
Receivables:
Oil and gas sales	33,914	113,567
Joint interest and other	67,164	48,431

Total receivables	101,078	161,998
Prepaid expenses and other assets	47,965	43,645

Total current assets	834,354	519,693
Property and equipment – at cost:
Oil and gas properties and equipment (full cost method, of which $233,820 at September 30, 2008 and $278,947 at December 31, 2007 were excluded from amortization)	4,512,578	3,805,208
Furniture, fixtures and other	13,745	10,267

Total property and equipment	4,526,323	3,815,475
Less accumulated depreciation, depletion and amortization	1,936,822	1,552,744

Net property and equipment	2,589,501	2,262,731
Restricted deposits for asset retirement obligations	24,073	23,718
Other assets	7,152	6,062

Total assets	$3,455,080	$2,812,204

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable	340,084	159,973
Undistributed oil and gas proceeds	66,144	47,911
Asset retirement obligations – current portion	41,057	19,749
Accrued liabilities	29,016	65,328
Income taxes	72,986	12,975

Total current liabilities	552,287	308,936
Long-term debt, less current maturities – net of discount	650,568	651,764
Asset retirement obligations, less current portion	488,886	438,932
Deferred income taxes	314,726	255,097
Other liabilities	4,982	6,135
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; issued and outstanding 76,353,100 and 76,175,159 shares at September 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	371,905	365,667
Retained earnings	1,072,529	786,803
Accumulated other comprehensive loss	(804)	(1,131)

Total shareholders’ equity	1,443,631	1,151,340

Total liabilities and shareholders’ equity	$3,455,080	$2,812,204

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)
Revenues	$289,793	$255,191	$1,107,303	$774,293

Operating costs and expenses:
Lease operating expenses	52,403	51,627	156,554	169,154
Production taxes	2,671	1,263	8,033	3,857
Gathering and transportation	3,536	4,520	14,920	10,769
Depreciation, depletion and amortization	104,201	117,539	384,078	356,881
Asset retirement obligation accretion	9,671	5,574	29,117	16,477
General and administrative expenses	10,657	9,952	34,294	29,240
Derivative (gain) loss	(15,174)	2,809	20,897	15,082

Total costs and expenses	167,965	193,284	647,893	601,460

Operating income	121,828	61,907	459,410	172,833
Interest expense:
Incurred	13,371	14,332	40,210	47,774
Capitalized	(4,605)	(6,024)	(15,040)	(19,117)
Loss on extinguishment of debt	—	—	—	2,806
Other income	4,140	1,567	9,271	2,508

Income before income taxes	117,202	55,166	443,511	143,878
Income taxes	39,021	18,826	150,914	48,988

Net income	$78,181	$36,340	$292,597	$94,890

Earnings per common share:
Basic	$1.03	$0.48	$3.85	$1.25
Diluted	1.03	0.48	3.85	1.25
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Value
	(In thousands)
	(Unaudited)
Balances at December 31, 2007	76,175	$1	$365,667	$786,803	$(1,131)	$1,151,340
Cash dividends	—	—	—	(6,871)	—	(6,871)
Share-based compensation	—	—	4,563	—	—	4,563
Restricted stock issued, net of forfeitures	178	—	1,675	—	—	1,675
Net income	—	—	—	292,597	—	292,597
Other comprehensive income, net of tax	—	—	—	—	327	327

Balances at September 30, 2008	76,353	$1	$371,905	$1,072,529	$(804)	$1,443,631

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Operating activities:
Net income	$292,597	$94,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	413,195	373,358
Amortization of debt issuance costs and discount on indebtedness	2,032	5,840
Loss on extinguishment of debt	—	2,806
Share-based compensation related to restricted stock issuances	4,563	2,491
Unrealized derivative (gain) loss	(10,933)	21,360
Deferred income taxes	64,248	92
Other	505	746
Changes in operating assets and liabilities:
Oil and gas receivables	79,653	20,429
Joint interest and other receivables	(18,731)	(16,344)
Insurance receivables	—	75,151
Income taxes	60,076	37,869
Prepaid expenses and other assets	(11,146)	(1,199)
Asset retirement obligations	(43,601)	(28,890)
Accounts payable and accrued liabilities	207,743	(115,920)
Other liabilities	58	(11)

Net cash provided by operating activities	1,040,259	472,668

Investing activities:
Acquisition of property interest	(116,551)	—
Investment in oil and gas properties and equipment, net	(505,073)	(273,638)
Purchases of furniture, fixtures and other, net	(3,833)	(348)

Net cash used in investing activities	(625,457)	(273,986)

Financing activities:
Issuance of Senior Notes	—	450,000
Borrowings of other long-term debt	—	458,000
Repayments of long-term debt	(2,250)	(945,750)
Dividends to shareholders	(39,159)	(6,850)
Debt issuance costs and other	(2,132)	(5,510)

Net cash used in financing activities	(43,541)	(50,110)

Increase in cash and cash equivalents	371,261	148,572
Cash and cash equivalents, beginning of period	314,050	39,235

Cash and cash equivalents, end of period	$685,311	$187,807

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

2. Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on a prospective basis. SFAS No. 157 establishes a framework for measuring fair value under GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. For additional information about the impact of the adoption of SFAS No. 157 on our financial statements, refer to Note 6.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will require all earnings per share data presented for prior periods to be restated retrospectively. We currently do not anticipate that FSP 03-6-1 will have a material impact on our earnings per share data for fiscal year 2009 or on earnings per share data for any prior periods presented.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree to be measured at their respective fair values at the acquisition date. Acquisition-related costs incurred prior to the acquisition are required to be expensed rather than included in the purchase price determination. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, that we may consummate subsequent to the effective date of the new standard.

3. Hurricanes Ike and Gustav

During the third quarter of 2008, Hurricane Ike, and to a much lesser extent Hurricane Gustav, caused property damage and disruptions to our exploration and production activities. We have notified our insurance underwriters that we will file claims for damage caused by Hurricane Ike. We do not carry business interruption insurance. We are working with our assigned insurance adjuster and we are evaluating and documenting our hurricane damage.

We maintain insurance coverage for named windstorms. Our insurance policy has a retention of $10 million per occurrence that must be satisfied by us before we are indemnified for losses. The policy limits are $150 million for property damage due to named windstorms (excluding certain damage incurred at our marginal facilities that will not be returned to production) and $250 million for, among other things, removal of wreckage if mandated by any governmental authority. We currently believe that the damage we incurred as a result of Hurricane Gustav was well below our retention amount. To the extent that damages we may have incurred as a result of these hurricanes exceed our insurance coverage, we expect that our available cash and cash equivalents, cash flow from operations and the availability under our credit facility will be more than sufficient to meet any necessary expenditures.

As of September 30, 2008, we have incurred $1.3 million (consisting primarily of costs related to inspections of our facilities), net to our interest, to assess and remediate damage caused by Hurricane Ike and $0.5 million, net to our interest, to assess and remediate damage caused by Hurricane Gustav. Additionally, as of September 30, 2008, we have increased our estimated future development costs by approximately $25.8 million and our asset retirement obligations by approximately $28.0 million as a result of damage to our facilities caused by Hurricane Ike (see Note 4).

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. A summary of our asset retirement obligations is as follows (in thousands):

Balance, December 31, 2007	$458,681
Liabilities settled	(43,601)
Accretion of discount	29,117
Liabilities assumed through acquisition	2,574
Liabilities incurred	1,449
Revisions of estimated liabilities (1)	81,723

Balance, September 30, 2008	529,943
Less current portion	41,057

Long-term	$488,886

(1)	During the nine months ended September 30, 2008, the Company revised, among other things, its estimate of the cost to decommission its sub-sea wells and made other changes to the estimated timing and amounts of settlements. Also included in our revisions of estimated liabilities is an approximate $28.0 million increase in estimated settlements as a result of damage to our facilities caused by Hurricane Ike in the third quarter of 2008.

5. Long-Term Debt

As of September 30, 2008 and December 31, 2007, our long-term debt was as follows (in thousands):

	September 30, 2008	December 31, 2007
Revolving loan facility, due July 2012	$—	$—
Tranche B term loan facility, net of unamortized discount of $2,682 at September 30, 2008 and $3,736 at December 31, 2007, due August 2010	203,568	204,764
8.25% Senior notes, due June 2014	450,000	450,000

Total long-term debt	653,568	654,764
Current maturities of long-term debt	(3,000)	(3,000)

Long-term debt, less current maturities	$650,568	$651,764

On July 24, 2008, we amended the Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), to extend the maturity of our committed revolving loan facility to July 23, 2012 and increase the interest margin by 0.125% across the entire pricing grid of borrowings under the revolving loan facility. Certain other amendments were made to the Credit Agreement which changed or eliminated various covenants, including an increase in the amount available for distribution or share repurchases to $60 million per year from $30 million per year. At September 30, 2008 and December 31, 2007, we had no amounts outstanding and had $500.0 million of undrawn capacity available under the revolving loan facility. On October 24, 2008, the lenders reaffirmed the borrowing base of our revolving loan facility and the undrawn amount of $500.0 million remains available for borrowing.

Borrowings under the Tranche B term loan facility under the Credit Agreement bear interest at either (1) the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin equal to 1.25% or (2) to the extent the loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.25%. The effective interest rate, including amortization of the discount, on the Tranche B term loan facility was 6.5% during the nine months ended September 30, 2008.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The 8.25% Senior notes (the “Notes”) bear interest at a fixed rate of 8.25%, with interest payable semi-annually in arrears on June 15 and December 15. The estimated annual effective interest rate on the Notes is 8.4%.

Under the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a current ratio, asset coverage ratio and a leverage ratio. We were in compliance with all applicable covenants of the Credit Agreement as of September 30, 2008.

6. Fair Value Measurements

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

At September 30, 2008, the only items on our balance sheet to which SFAS No. 157 applies are our derivatives. We measure the fair value of our derivatives by applying the income approach. Our derivatives are classified within Level 2 of the valuation hierarchy and the fair values of our derivative assets and liabilities were $0.3 million and $11.9 million, respectively, at September 30, 2008. The impact of the adoption of SFAS No. 157 on our financial position and results of operations was immaterial. For additional details about our derivatives and their fair values at September 30, 2008, refer to Note 7.

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

During the three months ended September 30, 2008 and 2007, we recorded an unrealized gain of $27.6 million and an unrealized loss of $5.5 million, respectively, related to our open commodity derivative contracts, and we recorded a realized loss of $11.2 million and a realized gain of $3.6 million, respectively, related to settlements of our commodity derivatives.

During the nine months ended September 30, 2008 and 2007, we recorded an unrealized gain of $10.9 million and an unrealized loss of $20.3 million, respectively, related to our open commodity derivative contracts, and we recorded a realized loss of $29.8 million and a realized gain of $6.3 million, respectively, related to settlements of our commodity derivatives. At September 30, 2008, $0.3 million was included in prepaid expenses and other assets and $6.7 million was included in accrued liabilities related to our open commodity derivatives.

As of September 30, 2008, our open commodity derivatives were as follows:

Collars
Type	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price		Fair Value Asset (Liability) (in thousands)
					Floor	Ceiling
Funded	Natural Gas	11/1/2008	12/31/2008	854,000 MMBtu	$7.31	$15.80	$263
Zero Cost	Oil	10/1/2008	12/31/2008	257,600 Bbls	60.00	74.50	(6,705)

							$(6,442)

As of December 31, 2007, our open commodity derivatives were as follows:

Collars
Type	Commodity	Effective Date	Termination Date	Notional Quantity	NYMEX Contract Price		Fair Value Asset (Liability) (in thousands)
					Floor	Ceiling
Funded	Natural Gas	2/1/2008	12/31/2008	4,690,000 MMBtu	$7.31	$15.80	$2,224
Zero Cost	Oil	1/1/2008	12/31/2008	1,024,800 Bbls	60.00	74.50	(19,599)

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

During the three months ended September 30, 2008, we recorded unrealized and realized losses of $0.3 million and $0.9 million, respectively, in earnings related to our interest rate swap. During the nine months ended September 30, 2008, we recorded a realized loss of $2.0 million in earnings related to our interest rate swap. During the three and nine months ended September 30, 2007, we recorded unrealized losses of $0.9 million and $1.1 million, respectively, related to our interest rate swap.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At September 30, 2008, the fair value of our interest rate swap was $5.2 million, of which $2.9 million was included in accrued liabilities and $2.3 million was included in other liabilities. The amount in accumulated other comprehensive loss of approximately $0.8 million (net of tax) related to our interest rate swap will be recognized in earnings over the remaining term of the swap in accordance with SFAS No. 133.

8. Long-Term Incentive Compensation

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

The restricted stock portion of the 2007 bonus was settled in March 2008 by the granting and issuing of 196,112 restricted shares of our common stock with a fair value of approximately $6.3 million. The associated compensation expense, less an allowance for estimated forfeitures, is being recognized over the requisite service period of four years beginning on the first day of the bonus year. Accrued liability amounts of approximately $1.6 million ($1.4 million at December 31, 2007) related to the recognition of compensation expense during the service period prior to the issuance of the restricted shares were reclassified to additional paid-in capital upon issuance of the restricted shares in March 2008 (see Note 9).

2008 Bonus. Eligible employees will be entitled to receive a bonus for 2008 in accordance with the Plan, consisting of cash and restricted stock. Shares of restricted stock to be awarded as a bonus for 2008 will be issued in 2009 and have a four year requisite service period beginning January 1, 2008 and will vest in three equal installments on December 31, 2009, 2010 and 2011. The cash bonus for 2008 will be paid in 2009. During the three months ended September 30, 2008, we expensed $1.9 million related to the general bonus for 2008, of which $0.5 million will ultimately be settled in restricted shares. During the nine months ended September 30, 2008, we expensed $5.5 million related to the general bonus for 2008, of which $1.6 million will ultimately be settled in restricted shares (see Note 9).

9. Share-Based Compensation

We recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. At September 30, 2008, there were 1,706,134 shares of common stock available for award under our share-based payment plans. A summary of share activity pursuant to our share-based payment plans for the nine months ended September 30, 2008, is as follows:

	Restricted Shares (1)	Weighted Average Grant Date Price Per Share
Nonvested at December 31, 2007	277,584	$29.17
Granted	204,139	32.41
Vested	(15,184)	29.87
Forfeited	(26,198)	30.30

Nonvested at September 30, 2008	440,341	30.58

(1)	Currently, holders of restricted shares participate in dividends declared and paid by the Company.

During the nine months ended September 30, 2008, a total of 196,112 restricted shares of our common stock were granted to employees pursuant to our share-based payment plans. With certain exceptions, these shares will

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

vest in three equal installments with the first such installment vesting on December 31, 2008, and the remainder, less any forfeited shares, vesting on December 31, 2009 and 2010. During the nine months ended September 30, 2008, 10,941 restricted shares held by two former employees were vested upon termination of their employment.

Also during the nine months ended September 30, 2008, our non-employee directors have been granted a total of 8,027 restricted shares of our common stock. With certain exceptions, shares granted to our non-employee directors vest in three equal installments on the first, second and third anniversaries from the date of grant. During the nine months ended September 30, 2008, 4,243 restricted shares held by our non-employee directors vested.

The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2008 and 2007 was $6.6 million and $9.5 million, respectively. The weighted average fair value of the shares that vested during the nine months ended September 30, 2008 and 2007 was $0.6 million and less than $0.1 million, respectively, based on the closing prices on the dates of vesting.

During the three months ended September 30, 2008 and 2007, total compensation expense under share-based payment arrangements was $1.9 million and $1.3 million, respectively. During the nine months ended September 30, 2008 and 2007, total compensation expense under share-based payment arrangements was $6.1 million and $3.7 million, respectively. As of September 30, 2008, there was $6.9 million of total unrecognized share-based compensation expense related to restricted shares issued. Such amount is expected to be recognized in the period beginning October 2008 and ending April 2011.

10. Income Taxes

On September 18, 2008, the Internal Revenue Service postponed certain tax deadlines with a due date falling on or after September 7, 2008 until January 5, 2009 for taxpayers affected by Hurricane Ike. Consequently, our estimated federal income tax payment due on September 15, 2008 was deferred to a date on or about January 5, 2009 and we anticipate that we will elect to defer our estimated federal income tax payment due in the fourth quarter of 2008 to such date in January 2009.

11. Earnings Per Share

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

The reconciliation of basic and diluted weighted average shares outstanding and earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income applicable to common shares	$78,181	$36,340	$292,597	$94,890

Weighted average number of common shares (basic)	75,913	75,787	75,909	75,787
Weighted average nonvested common shares	219	162	174	127

Weighted average number of common shares (diluted)	76,132	75,949	76,083	75,914

Earnings per share:
Basic	$1.03	$0.48	$3.85	$1.25
Diluted	1.03	0.48	3.85	1.25

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. Comprehensive Income

Our comprehensive income for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$78,181	$36,340	$292,597	$94,890
Amounts reclassified to income (1)	150	(50)	327	(146)
Change in the fair value of interest rate swaps (2)	—	(1,269)	—	(82)

Comprehensive income	$78,331	$35,021	$292,924	$94,662

(1)	Includes amortization of amounts recorded in other comprehensive income upon the de-designation of our interest rate swap as a cash flow hedge. Amounts are net of income tax of approximately $81,000 and $27,000 for the three months ended September 30, 2008 and 2007, respectively, and $176,000 and $79,000 for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Amounts are net of income tax of approximately $683,000 and $44,000 for the three and nine months ended September 30, 2007, respectively.

13. Dividends

During the nine months ended September 30, 2008, we paid regular cash dividends of $0.12 per common share and a special cash dividend of $30.0 million, or approximately $0.39 per common share. During the nine months ended September 30, 2007, we paid regular cash dividends of $0.09 per common share. On November 3, 2008, our board of directors declared a special dividend of $20.84 million, or approximately $0.2729 per share, payable on December 22, 2008 to shareholders of record on December 1, 2008.

14. Contingencies

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

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1. of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007 and may be discussed or updated from time to time in subsequent reports filed with the SEC. We assume no obligation, nor do we intend, to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries.

Overview

W&T is an independent oil and natural gas producer focused in the Gulf of Mexico. W&T has grown through acquisitions, exploitation and exploration and currently holds working interests in approximately 155 producing fields in federal and state waters. The majority of our daily production is derived from wells we operate.

As a result of Hurricanes Ike and Gustav, our production has been negatively affected by downtime experienced by third party pipelines and processing facilities and to a lesser extent by damage to our facilities. For the month of October 2008 our production averaged approximately 120 MMcfe per day and will likely range between 140 MMcfe and 170 MMcfe per day during the entire fourth quarter of 2008. During the month of October 2008, market prices for oil and natural gas were much lower than the average for either the third quarter or the first nine months of 2008. As a result of lower production and lower realized prices on sales of our oil and natural gas, our cash flows for the fourth quarter are expected to be significantly less than what we realized in each of the first three quarters of 2008. Also, the risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and natural gas prices decrease significantly or if we have substantial downward revisions to our estimated proved reserves. We did not have an impairment under our cost center ceiling test at September 30, 2008.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil	$173,970	$147,054	$26,916	18.3%	$641,556	$376,048	$265,508	70.6%
Natural gas	115,743	108,134	7,609	7.0%	465,509	398,172	67,337	16.9%
Other (1)	80	3	77	NM	238	73	165	226.0%

Total revenues	289,793	255,191	34,602	13.6%	1,107,303	774,293	333,010	43.0%
Operating costs and expenses:
Lease operating expenses	52,403	51,627	776	1.5%	156,554	169,154	(12,600)	(7.4)%
Production taxes	2,671	1,263	1,408	111.5%	8,033	3,857	4,176	108.3%
Gathering and transportation	3,536	4,520	(984)	(21.8)%	14,920	10,769	4,151	38.5%
Depreciation, depletion, amortization and accretion	113,872	123,113	(9,241)	(7.5)%	413,195	373,358	39,837	10.7%
General and administrative expenses	10,657	9,952	705	7.1%	34,294	29,240	5,054	17.3%
Derivative (gain) loss (1)	(15,174)	2,809	(17,983)	NM	20,897	15,082	5,815	38.6%

Total costs and expenses	167,965	193,284	(25,319)	(13.1)%	647,893	601,460	46,433	7.7%

Operating income	121,828	61,907	59,921	96.8%	459,410	172,833	286,577	165.8%
Interest expense, net of amounts capitalized	8,766	8,308	458	5.5%	25,170	28,657	(3,487)	(12.2)%
Loss on extinguishment of debt	—	—	—	—	—	2,806	(2,806)	(100.0)%
Other income	4,140	1,567	2,573	164.2%	9,271	2,508	6,763	269.7%

Income before income taxes	117,202	55,166	62,036	112.5%	443,511	143,878	299,633	208.3%
Income taxes	39,021	18,826	20,195	107.3%	150,914	48,988	101,926	208.1%

Net income	$78,181	$36,340	$41,841	115.1%	$292,597	$94,890	$197,707	208.4%

Earnings per common share – diluted	$1.03	$0.48	$0.55	114.6%	$3.85	$1.25	$2.60	208.0%
EBITDA (2)	$235,700	$185,020	$50,680	27.4%	$872,605	$543,385	$329,220	60.6%
Adjusted EBITDA (2)	208,372	191,389	16,983	8.9%	861,672	567,551	294,121	51.8%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
Operating:
Net sales:
Natural gas (Bcf)	10.9	16.8	(5.9)	(35.1)%	45.6	55.5	(9.9)	(17.8)%
Oil (MMBbls)	1.5	2.0	(0.5)	(25.0)%	6.0	6.1	(0.1)	(1.6)%
Total natural gas and oil (Bcfe) (3)	19.9	28.9	(9.0)	(31.1)%	81.7	92.2	(10.5)	(11.4)%
Average daily equivalent sales (MMcfe/d)	216.1	314.0	(97.9)	(31.2)%	298.0	337.7	(39.7)	(11.8)%

Average realized sales prices (Unhedged):
Natural gas ($/Mcf)	$10.60	$6.45	$4.15	64.3%	$10.21	$7.17	$3.04	42.4%
Oil ($/Bbl)	116.54	72.72	43.82	60.3%	106.71	61.49	45.22	73.5%
Natural gas equivalent ($/Mcfe)	14.57	8.83	5.74	65.0%	13.56	8.40	5.16	61.4%

Average realized sales prices (Hedged) (4):
Natural gas ($/Mcf)	$10.60	$6.69	$3.91	58.4%	$10.21	$7.27	$2.94	40.4%
Oil ($/Bbl)	109.01	72.52	36.49	50.3%	101.75	61.64	40.11	65.1%
Natural gas equivalent ($/Mcfe)	14.01	8.96	5.05	56.4%	13.19	8.47	4.72	55.7%

Average per Mcfe ($/Mcfe):
Lease operating expenses	$2.64	$1.79	$0.85	47.5%	$1.92	$1.83	$0.09	4.9%
Gathering and transportation costs and production taxes	0.31	0.20	0.11	55.0%	0.28	0.16	0.12	75.0%
Depreciation, depletion, amortization and accretion	5.73	4.26	1.47	34.5%	5.06	4.05	1.01	24.9%
General and administrative expenses	0.54	0.34	0.20	58.8%	0.42	0.32	0.10	31.3%

	$9.22	$6.59	$2.63	39.9%	$7.68	$6.36	$1.32	20.8%

Total number of wells drilled (gross) (1)	6	1	5	NM	20	5	15	NM
Total number of productive wells drilled (gross) (1)	4	1	3	NM	16	5	11	NM

(1)	Percentage change not meaningful (“NM”).
(2)

We define EBITDA as net income plus income tax expense, net interest expense (which includes interest income), and depreciation, depletion, amortization and accretion. Adjusted EBITDA also excludes the loss on extinguishment of debt and the unrealized gain or loss related to our derivative contracts. Although not prescribed under GAAP, we believe the presentation of EBITDA and Adjusted EBITDA provide useful information regarding our ability to service debt and fund capital expenditures and they help our investors understand our operating performance and make it easier to compare our results with those of other companies that have different financing, capital and tax structures. EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flows from operating activities or as a measure of liquidity. EBITDA and Adjusted EBITDA, as we calculate them, may not be comparable to EBITDA and Adjusted EBITDA measures reported by other companies. In addition, EBITDA and Adjusted EBITDA do not represent funds available for discretionary use. A reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$78,181	$36,340	$292,597	$94,890
Income taxes	39,021	18,826	150,914	48,988
Net interest expense	4,626	6,741	15,899	26,149
Depreciation, depletion, amortization and accretion	113,872	123,113	413,195	373,358

EBITDA	235,700	185,020	872,605	543,385
Loss on extinguishment of debt	—	—	—	2,806
Unrealized derivative (gain) loss	(27,328)	6,369	(10,933)	21,360

Adjusted EBITDA	$208,372	$191,389	$861,672	$567,551

(3)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).
(4)	Includes the effects of our commodity derivative contracts that do not qualify for hedge accounting.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues. Revenues increased $34.6 million to $289.8 million for the three months ended September 30, 2008 as compared to the same period in 2007. Oil revenues increased $26.9 million, natural gas revenues increased $7.6 million and other revenues increased $0.1 million. The oil revenue increase was primarily attributable to a 60.3% increase in the average realized price to $116.54 per barrel for the three months ended September 30, 2008 from $72.72 per barrel for the same period in 2007, partially offset by a 25.0% decrease in sales volumes. Our oil sales volumes decreased primarily due to the deferral of production caused by Hurricanes Ike and Gustav, partially offset by increases resulting from our successful exploration and development efforts and the acquisition of Apache Corporation’s (“Apache”) interest in Ship Shoal 349 field. The natural gas revenue increase resulted from a 64.3% increase in the average realized natural gas price to $10.60 per Mcf in the 2008 period from $6.45 per Mcf in the 2007 period, partially offset by a 35.1% decrease in sales volumes in the 2008 period. The volume decrease for natural gas is primarily attributable to the deferral of production caused by Hurricanes Ike and Gustav and properties that experienced natural reservoir declines, partially offset by increased production from our successful exploration and development efforts. We believe that approximately 8 Bcfe of production was deferred during the third quarter of 2008 as a result of damage caused by Hurricanes Ike and Gustav.

Lease operating expenses. Lease operating expenses increased to $2.64 per Mcfe in the third quarter of 2008 from $1.79 per Mcfe in the third quarter of 2007. Lower production volumes during the 2008 period resulted in an increase in lease operating expenses per Mcfe of $0.81, while higher lease operating expenses resulted in an increase of $0.04 per Mcfe. On a nominal basis, lease operating expenses only increased 1.5% to $52.4 million in the third quarter of 2008 compared to the third quarter of 2007. The increase of $0.8 million is attributable to increases in facility expenditures of $4.4 million and workover expenditures of $0.8 million, partially offset by a decrease in operating costs of $4.4 million. The increase in facility expenditures primarily relates to the installation of a mooring system at Ship Shoal 349, repairs to a platform that was damaged by a boat collision and other painting, sandblasting and repair projects on various platforms. Included in facility expenditures for the three months ended September 30, 2008 are $1.8 million of hurricane remediation costs related to Hurricanes Ike and Gustav that were not covered by insurance; included in facility expenditures for the corresponding period in 2007 are $1.8 million of hurricane remediation costs related to Hurricanes Katrina and Rita that were not covered by insurance. The decrease in our normal recurring base lease operating expenses is attributable in part to the deferral of production caused by Hurricanes Ike and Gustav, partially offset by higher fuel costs in the 2008 period.

Production taxes. Production taxes increased $1.4 million to $2.7 million for the three months ended September 30, 2008 primarily due to new production from fields in state waters of Texas and Louisiana and higher realized prices on sales of our oil and natural gas. Most of our production is from federal waters, where there are no production taxes.

Gathering and transportation costs. Gathering and transportation costs decreased $1.0 million to $3.5 million for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to the deferral of production caused by Hurricanes Ike and Gustav.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) decreased $9.2 million to $113.9 million for the quarter ended September 30, 2008 compared to the same period in 2007. DD&A decreased due to lower total production volumes, the addition of reserves from the acquisition of Apache’s interest in Ship Shoal 349 field and reserves added as a result of our successful drilling efforts, partially offset by an increase resulting from capital expenditures, increased estimated future development costs and higher estimated asset retirement obligations. On a per Mcfe basis, DD&A was $5.73 for the quarter ended September 30, 2008, compared to $4.26 for the quarter ended September 30, 2007. The increase of $1.47 per Mcfe is primarily due to higher total depletable costs and lower estimated oil and natural gas reserves in the 2008 period.

General and administrative expenses. General and administrative expenses (“G&A”) increased to $10.7 million for the three months ended September 30, 2008 from $10.0 million for the same period in 2007 primarily due to an increase in the number of employees and higher salaries and other employee benefits. As a percentage of revenues, G&A was 3.7% for the three months ended September 30, 2008, compared to 3.9% for the same period in 2007.

Derivative gain/loss. For the quarter ended September 30, 2008, our derivative gain of $15.2 million consisted of an unrealized gain of $27.6 million related to our open commodity derivative contracts and a realized loss of $11.2 million related to settlements of our commodity derivative contracts. Also included in the 2008 period are unrealized and realized losses of $0.3 million and $0.9 million, respectively, related to our interest rate swap. For the quarter ended September 30, 2007, our derivative loss of $2.8 million consisted of an unrealized loss of $5.5 million related to our open commodity derivative contracts offset by a realized gain of $3.6 million related to settlements of our commodity derivative contracts. Also included in 2007 is an unrealized loss of $0.9 million related to our interest rate swap. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 7 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $13.4 million for the quarter ended September 30, 2008 from $14.3 million for the quarter ended September 30, 2007 primarily due to lower average interest rates in the 2008 period. During the 2008 and 2007 periods, $4.6 million and $6.0 million, respectively, of interest was capitalized to unevaluated oil and gas properties.

Other income. Other income, consisting of interest income, increased to $4.1 million for the quarter ended September 30, 2008 from $1.6 million for the same period of 2007 mainly due to higher average daily cash balances in the 2008 period.

Income tax expense. Income tax expense increased to $39.0 million for the quarter ended September 30, 2008 from $18.8 million for the same period in 2007 primarily due to an increase in pre-tax income. Our effective tax rate for the three months ended September 30, 2008 and the comparable period in 2007 was approximately 33% and 34%, respectively, and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues. Revenues increased $333.0 million to $1.1 billion for the nine months ended September 30, 2008 as compared to the same period in 2007. Oil revenues increased $265.5 million, natural gas revenues increased $67.3 million and other revenues increased $0.2 million. The oil revenue increase was primarily attributable to a 73.5% increase in the average realized price to $106.71 per barrel for the nine months ended September 30, 2008 from $61.49 per barrel for the same period in 2007, partially offset by a 1.6% decrease in sales volumes. Our oil sales volumes decreased primarily due to the deferral of production caused by Hurricanes Ike and Gustav and properties that experienced natural reservoir declines, partially offset by increases resulting from our successful exploration and development efforts, the acquisition of Apache’s interest in Ship Shoal 349 field and several recompletions. The natural gas revenue increase resulted from a 42.4% increase in the average realized natural gas price to $10.21 per Mcf in the 2008 period from $7.17 per Mcf in the 2007 period, partially offset by a 17.8% decrease in sales volumes in the 2008 period. The volume decrease for natural gas is primarily attributable to the deferral of production caused by Hurricanes Ike and Gustav and properties that experienced natural reservoir declines, partially offset by increased production from our successful exploration and development efforts. We believe that approximately 8 Bcfe of production was deferred during the nine months ended September 30, 2008 as a result of damage caused by Hurricanes Ike and Gustav.

Lease operating expenses. Lease operating expenses increased to $1.92 per Mcfe for the nine months ended September 30, 2008 from $1.83 per Mcfe for the same period of 2007. Lower production volumes during the 2008 period resulted in an increase in lease operating expenses per Mcfe of $0.24, which was partially offset by a decrease of $0.15 per Mcfe caused by lower lease operating expenses. On a nominal basis, lease operating expenses decreased $12.6 million to $156.6 million for the nine months ended September 30, 2008 compared to the same period of 2007. The primary cause of this decline is $14.8 million of hurricane remediation costs in the 2007 period related to Hurricanes Katrina and Rita that were not covered by insurance. The 2008 period includes $1.8 million of hurricane remediation costs related to Hurricanes Ike and Gustav that were not covered by insurance. Also contributing to the decrease in the 2008 period are $4.2 million of lower insurance costs and a $2.7 million decrease in workover expenditures primarily associated with various non-operated properties. Offsetting the decrease in the 2008 period were increases in facility expenditures of $3.0 million and normal recurring base lease operating expenses of $4.3 million. The increase in facility expenditures relates to the installation of a mooring system at Ship Shoal 349, repairs to a platform that was damaged by a boat collision, while the increase in base lease operating expenses is attributable in part to higher fuel costs.

Production taxes. Production taxes increased $4.2 million to $8.0 million for the nine months ended September 30, 2008 primarily due to new production from fields in state waters of Texas and Louisiana and higher realized prices on sales of our oil and natural gas. Most of our production is from federal waters, where there are no production taxes.

Gathering and transportation costs. Gathering and transportation costs increased $4.1 million to $14.9 million for the nine months ended September 30, 2008 compared to same period in 2007 primarily due to an increase in third party processing fees for the production of natural gas liquids.

Depreciation, depletion, amortization and accretion. DD&A increased to $413.2 million for the nine months ended September 30, 2008 from $373.4 million for the same period in 2007. DD&A increased due to capital expenditures, increased estimated future development costs and higher estimated asset retirement obligations, partially offset by the addition of reserves from the acquisition of Apache’s interest in Ship Shoal 349 field, reserves added as a result of our successful drilling efforts and lower total production volumes. On a per Mcfe basis, DD&A was $5.06 for the nine months ended September 30, 2008, compared to $4.05 for the nine months ended September 30, 2007. The increase of $1.01 per Mcfe is primarily due to higher total depletable costs and lower estimated oil and natural gas reserves in the 2008 period.

General and administrative expenses. G&A increased to $34.3 million for the nine months ended September 30, 2008 from $29.2 million for the same period in 2007 primarily due to an increase in the number of employees and higher salaries and other employee benefits. As a percentage of revenues, G&A was 3.1% for the nine months ended September 30, 2008, compared to 3.8% for the same period in 2007.

Derivative loss. For the nine months ended September 30, 2008, our derivative loss of $20.9 million consisted of an unrealized gain of $10.9 million related to our open commodity derivative contracts and a realized loss of $29.8 million related to settlements of our commodity derivative contracts. Also included in the 2008 period is a realized loss of $2.0 million related to our interest rate swap. For the nine months ended September 30, 2007, our derivative loss of $15.1 million consisted of an unrealized loss of $20.3 million related to our open commodity derivative contracts offset by a realized gain of $6.3 million related to settlements of our commodity derivative contracts. Also included in the 2007 period is an unrealized loss of $1.1 million related to our interest rate swap. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 7 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $40.2 million for the nine months ended September 30, 2008 from $47.8 million for the nine months ended September 30, 2007 primarily due to a lower average interest rates and lower debt outstanding during the 2008 period. During the 2008 and 2007 periods, $15.0 million and $19.1 million, respectively, of interest was capitalized to unevaluated oil and gas properties.

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

Other income. Other income, consisting of interest income, increased to $9.3 million for the nine months ended September 30, 2008 from $2.5 million for the same period of 2007 mainly due to higher average daily cash balances in the 2008 period.

Income tax expense. Income tax expense increased to $150.9 million for the nine months ended September 30, 2008 from $49.0 million for the same period in 2007 primarily due to an increase in pre-tax income. Our effective tax rate for the nine months ended September 30, 2008 and the comparable period in 2007 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures to allow us to replace our oil and natural gas reserves, repay outstanding borrowings and make related interest payments and to fund strategic property acquisitions. We have funded our capital expenditures, including acquisitions, with cash on hand, cash provided by operations, equity offerings, borrowings under the Credit Agreement and other long-term debt. These sources of liquidity have historically been sufficient to fund our ongoing cash requirements.

Cash flow and working capital. Net cash provided by operating activities for the nine months ended September 30, 2008 was $1.0 billion, compared to $472.7 million for the comparable period in 2007. Net cash used in investing activities totaled $625.5 million and $274.0 million during the first nine months of 2008 and 2007, respectively, which primarily represents our investment in oil and gas properties. At September 30, 2008, we had positive working capital of $282.1 million (which includes a cash balance of $685.3 million) as compared to $113.2 million at September 30, 2007, current maturities of long-term debt totaled $3.0 million and we had $500.0 million of undrawn capacity available under the revolving portion of our Credit Agreement. Under the terms of the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter. As of September 30, 2008, we were in compliance with such financial covenants.

As a result of Hurricanes Ike and Gustav, our production has been negatively affected by downtime experienced by third party pipelines and processing facilities and to a lesser extent by damage to our facilities. For the month of October 2008 our production averaged approximately 120 MMcfe per day and will likely range between 140 MMcfe and 170 MMcfe per day during the entire fourth quarter of 2008. During the month of October 2008, market prices for oil and natural gas were much lower than the average for either the third quarter or the first nine months of 2008. As a result of lower production and lower realized prices on sales of our oil and natural gas, our cash flows for the fourth quarter are expected to be significantly less than what we realized in each of the first three quarters of 2008. Also, the risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and natural gas prices decrease significantly or if we have substantial downward revisions to our estimated proved reserves. We did not have an impairment under our cost center ceiling test at September 30, 2008.

We use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our credit facility. In January 2006, we entered into commodity swap and option contracts in connection with the anticipated financing related to the acquisition by merger of a wholly-owned subsidiary of Kerr-McGee. As of September 30, 2008, our derivative instruments consisted of commodity option contracts relating to approximately 2.4 Bcfe of our anticipated production during the remainder of 2008 and an interest rate swap contract, which serves to manage the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. The counterparty to our derivative instruments, The Toronto-Dominion Bank, is currently AAA rated and, we believe, presents little counterparty risk. For additional details about our derivatives, refer to Item 1. Financial Statements – Note 7 – Derivative Financial Instruments.

Disruptions in the Capital Markets. Although there have been significant disruptions in the U.S. and global capital markets, the Company has not experienced any disruptions to its liquidity. The Company has historically been able to drill and develop properties and generate excess cash, and we believe we will continue to be able to do so going forward. We believe that our customers remain creditworthy and will continue to pay their bills as they become due. We have a significant amount of cash on hand and $500.0 million of undrawn capacity available under our revolving loan facility that matures in 2012. Availability under our credit facility is subject to a semi-annual borrowing base redetermination set at the discretion of our lenders. The amount of the borrowing base is calculated by our lenders based on their valuation of our proved reserves and their own internal criteria. On October 24, 2008, the lenders reaffirmed the borrowing base of our revolving loan facility and the undrawn amount of $500.0 million remains available for borrowing. Sixteen lenders participate in our revolving loan facility and we do not anticipate any of them being unable to satisfy their obligations under the Credit Agreement. As a result, we do not anticipate an immediate need for additional access to the capital markets. However, because of the significant issues currently facing the capital markets, it would be difficult to obtain debt or equity capital funding.

Insurance for damage from Hurricanes Ike and Gustav. During the third quarter of 2008, Hurricane Ike, and to a much lesser extent Hurricane Gustav, caused property damage and disruptions to our exploration and production activities. We have notified our insurance underwriters that we will file claims for damages caused by Hurricane Ike. We do not carry business interruption insurance. We are working with our assigned insurance adjuster and we are evaluating and documenting our hurricane damage.

We maintain insurance coverage for named windstorms. Our insurance policy has a retention of $10 million per occurrence that must be satisfied by us before we are indemnified for losses. The policy limits are $150 million for property damage due to named windstorms (excluding certain damage incurred at our marginal facilities that will not be returned to production) and $250 million for, among other things, removal of wreckage if mandated by any governmental authority. We currently believe that the damage we incurred as a result of Hurricane Gustav was well below our retention amount. To the extent that damages we may have incurred as a result of these hurricanes exceed our insurance coverage, we expect that our available cash and cash equivalents, cash flow from operations and the availability under our credit facility will be more than sufficient to meet any necessary expenditures.

As of September 30, 2008 we have incurred $1.3 million (consisting primarily of costs related to inspections of our facilities), net to our interest, to assess and remediate damage caused by Hurricane Ike and $0.5 million, net to our interest, to remediate damage caused by Hurricane Gustav. Additionally, as of September 30, 2008, we have increased our estimated future development costs by approximately $25.8 million and our asset retirement obligations by approximately $28.0 million as a result of damage to our facilities caused by Hurricane Ike.

Capital expenditures. The level of our investment in oil and gas properties changes from time to time depending on numerous factors, including the prices of oil and natural gas, acquisition opportunities and the results of our exploration and development activities. For the nine months ended September 30, 2008, capital expenditures for oil and gas properties of $621.6 million included $116.6 million for the acquisition of Apache’s interest in Ship Shoal 349 field, $253.5 million for development activities, $196.1 million for exploration, and $55.4 million for seismic, capitalized interest and other leasehold costs. Our development and exploration capital expenditures consisted of $77.6 million in the deepwater, $33.2 million on the deep shelf and $338.8 million on the conventional shelf and other projects. Currently, our contractual obligations for drilling rigs are approximately $71.0 million for the remainder of 2008 and $20.0 million for 2009. Our capital expenditures for the nine months ended September 30, 2008 were financed by net cash from operating activities and cash on hand.

As we disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2008, we revised our 2008 drilling program and reported a revised cost estimate of approximately $611 million (excluding acquisitions) for 2008. Our current estimate is for capital expenditures for our drilling program to generally be in line with this revised guidance.

Long-term debt. During the nine months ended September 30, 2008, we made principal payments of $2.3 million on our Tranche B term loan facility. At September 30, 2008, we had no amounts outstanding on our revolving loan facility with $500.0 million of undrawn capacity. Our scheduled debt payments are expected to be funded by cash on hand and cash from operating activities. On July 24, 2008, we amended the Credit Agreement to extend the maturity of the revolving loan facility to July 23, 2012 and increase the interest margin by 0.125% across the entire pricing grid of borrowings under the revolving loan facility. Certain other amendments were made to the Credit Agreement which changed or eliminated various covenants, including an increase in the amount available for distribution or share repurchases to $60 million per year from $30 million per year. For additional details about our long-term debt, refer to Item 1. Financial Statements – Note 5 – Long-Term Debt.

Dividends. During the nine months ended September 30, 2008, we paid regular cash dividends of $0.12 per common share and a special cash dividend of $30 million, or approximately $0.39 per common share, as compared to regular cash dividends of $0.09 per common share paid during the nine months ended September 30, 2007. On November 3, 2008, our board of directors declared a special dividend of $20.84 million, or approximately $0.2729 per share, payable on December 22, 2008 to shareholders of record on December 1, 2008.

Contractual obligations. Except as described in “Capital expenditures” above, information about contractual obligations for the nine months ended September 30, 2008, did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Also refer to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1. of this report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1. Financial Statements – Note 2 – Recent Accounting Pronouncements and Note 6 – Fair Value Measurements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three and nine months ended September 30, 2008, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2007 except as noted below. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007.

Commodity Price Risk. Our revenues, profitability and future rate of growth substantially depend upon market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility could adversely affect our revenues, net cash provided by operating activities and profitability. In January 2006, we entered into commodity swap and option contracts in connection with the anticipated financing related to the acquisition by merger of a wholly-owned subsidiary of Kerr-McGee. While these contracts were intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income if oil and natural gas prices were to rise substantially over the price established by the hedge. We do not enter into derivative contracts for trading purposes. For additional details about our commodity derivatives, refer to Item 1. Financial Statements – Note 7 – Derivative Financial Instruments.

Interest Rate Risk. We have an interest rate swap which serves to manage the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. For additional details about our interest rate swap, refer to Item 1. Financial Statements – Note 7 – Derivative Financial Instruments.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of September 30, 2008 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following items. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent changes in the financial and credit markets may impact economic growth, and volatility of oil and natural gas prices can also affect our ability to obtain funding, obtain funding on acceptable terms or obtain funding under our current credit facility. These impacts may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have become exceedingly distressed. These issues, along with significant asset write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made, and will likely continue to make, it difficult to obtain debt or equity capital funding.

In addition, we may be unable to obtain adequate funding under our current credit facility because (i) our lending counterparties may be unwilling or unable to meet their funding obligations or (ii) our borrowing base under our current revolving credit facility is decreased as the result of a re-determination, reducing it due to lower oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, or for any other reason.

Due to these factors, we cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. If funding is not available as needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to implement our exploratory and development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 24.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2008.

W&T OFFSHORE, INC.

By:	/s/ JOHN D. GIBBONS
John D. Gibbons
Senior Vice President, Chief Financial
Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, dated effective September 28, 2005, by and between W&T Offshore, Inc. and Jamie L. Vazquez. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 26, 2008)

10.2	First Amendment to Employment Agreement, dated July 18, 2006, by and between W&T Offshore, Inc. and Jamie L. Vazquez. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed September 26, 2008)

10.3	Second Amendment to Employment Agreement, dated September 24, 2008, by and between W&T Offshore, Inc. and Jamie L. Vazquez. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed September 26, 2008)

10.4	Indemnification and Hold Harmless Agreement, dated September 24, 2008, by and between W&T Offshore, Inc. and Jamie L. Vazquez. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed September 26, 2008)

10.5	First Amendment to Employment Agreement, dated October 14, 2008, by and between W&T Offshore, Inc. and Tracy W. Krohn. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 20, 2008)

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.