Form 10-Q
period 2009-03-31
W&T OFFSHORE INC
filed 2009-05-06
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒ (The registrant is not yet subject to the interactive data file posting requirements)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

As of May 6, 2009, there were 75,969,533 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(In thousands, except share data) (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$251,038	$357,552
Receivables:
Oil and natural gas sales	42,847	36,550
Joint interest and other	69,764	83,178
Insurance	10,453	2,040
Income taxes	40,505	34,077

Total receivables	163,569	155,845
Prepaid expenses and other assets	20,110	30,417

Total current assets	434,717	543,814
Property and equipment – at cost:
Oil and natural gas properties and equipment (full cost method, of which $99,746 at March 31, 2009 and $99,139 at December 31, 2008 were excluded from amortization)	4,809,339	4,684,730
Furniture, fixtures and other	14,634	14,370

Total property and equipment	4,823,973	4,699,100
Less accumulated depreciation, depletion and amortization	3,508,753	3,217,759

Net property and equipment	1,315,220	1,481,341
Restricted deposits for asset retirement obligations	24,142	24,138
Other assets	8,245	6,893

Total assets	$1,782,324	$2,056,186

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable	198,849	228,899
Undistributed oil and natural gas proceeds	25,513	29,716
Asset retirement obligations – current portion	85,784	67,007
Accrued liabilities	20,621	18,254

Total current liabilities	333,767	346,876
Long-term debt, less current maturities – net of discount	649,768	650,172
Asset retirement obligations, less current portion	461,272	480,890
Other liabilities	4,607	6,021
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; 77,399,019 issued and 75,969,533 outstanding at March 31, 2009; 76,291,408 issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	375,395	372,595
Retained earnings (accumulated deficit)	(32,752)	200,274
Treasury stock, at cost	(9,247)	—
Accumulated other comprehensive loss	(487)	(643)

Total shareholders’ equity	332,910	572,227

Total liabilities and shareholders’ equity	$1,782,324	$2,056,186

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data) (Unaudited)
Revenues	$117,422	$356,495

Operating costs and expenses:
Lease operating expenses	45,056	49,822
Production taxes	710	2,192
Gathering and transportation	2,595	6,629
Depreciation, depletion and amortization	80,788	135,969
Asset retirement obligation accretion	10,747	9,519
Impairment of oil and natural gas properties	210,205	—
General and administrative expenses	11,436	12,575
Derivative loss	392	12,304

Total costs and expenses	361,929	229,010

Operating income (loss)	(244,507)	127,485
Interest expense:
Incurred	12,509	14,378
Capitalized	(1,782)	(5,673)
Other income	505	2,440

Income (loss) before income tax expense (benefit)	(254,729)	121,220
Income tax expense (benefit)	(23,992)	41,414

Net income (loss)	$(230,737)	$79,806

Basic earnings (loss) per common share	$(3.04)	$1.05
Dividends declared per common share	$0.03	$0.03

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Value			Shares	Value
	(In thousands)
	(Unaudited)
Balances at December 31, 2008	76,291	$1	$372,595	$200,274	—	$—	$(643)	$572,227
Cash dividends	—	—	—	(2,289)	—	—	—	(2,289)
Share-based compensation	—	—	1,238	—	—	—	—	1,238
Restricted stock issued, net of forfeitures	1,108	—	1,562	—	—	—	—	1,562
Net loss	—	—	—	(230,737)	—	—	—	(230,737)
Repurchase of common stock	(1,429)	—	—	—	1,429	(9,247)	—	(9,247)
Other comprehensive income, net of tax	—	—	—	—	—	—	156	156

Balances at March 31, 2009	75,970	$1	$375,395	$(32,752)	1,429	$(9,247)	$(487)	$332,910

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(In thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$(230,737)	$79,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	91,535	145,488
Impairment of oil and natural gas properties	210,205	—
Amortization of debt issuance costs and discount on indebtedness	709	659
Share-based compensation related to restricted stock issuances	1,238	1,547
Unrealized derivative (gain) loss	(993)	6,185
Deferred income taxes	—	23,682
Other	239	88
Changes in operating assets and liabilities:
Oil and natural gas receivables	(6,297)	(23,658)
Joint interest and other receivables	13,414	(9,971)
Insurance receivables	(8,413)	—
Income taxes	(6,428)	5,733
Prepaid expenses and other assets	8,591	9,415
Asset retirement obligations	(7,838)	(11,320)
Accounts payable and accrued liabilities	(30,604)	14,731
Other liabilities	(224)	14

Net cash provided by operating activities	34,397	242,399

Investing activities:
Acquisition of property interest	—	(116,669)
Investment in oil and natural gas properties and equipment	(128,364)	(129,165)
Proceeds from insurance	7	—
Purchases of furniture, fixtures and other	(268)	(672)

Net cash used in investing activities	(128,625)	(246,506)

Financing activities:
Repayments of long-term debt	(750)	(750)
Dividends to shareholders	(2,289)	(32,286)
Repurchases of common stock	(9,247)	—
Other	—	(80)

Net cash used in financing activities	(12,286)	(33,116)

Decrease in cash and cash equivalents	(106,514)	(37,223)
Cash and cash equivalents, beginning of period	357,552	314,050

Cash and cash equivalents, end of period	$251,038	$276,827

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Reclassifications. Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Earnings (Loss) Per Share. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. For additional information about the impact of the adoption of FSP 03-6-1 on our financial statements, refer to Note 12.

2. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 requires public companies to include disclosures about the fair value of their financial instruments in interim reporting periods, as well as the methods, significant assumptions and any changes in such methods and assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 107-1 will not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree to be measured at their respective fair values at the acquisition date. It also requires the acquirer to record the fair value of contingent consideration (if any) at the acquisition date. Acquisition-related costs incurred prior to the acquisition are required to be expensed rather than included in the purchase-price determination. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, that we may consummate.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Refer to Note 7 for additional information about the adoption of SFAS No. 161.

On December 29, 2008, the SEC adopted new rules related to modernizing accounting and disclosure requirements for oil and natural gas companies. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The new rules utilize a 12-month average price using beginning of the month pricing (January 1 to December 1) to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will also be used to test cost center ceilings for impairment and to compute depreciation, depletion and amortization. The new rules are effective January 1, 2010 with first reporting for calendar year companies in their 2009 annual reports. Early adoption is not permitted. The Company has not completed its evaluation of the impact of the new rules on its accounting and disclosure.

3. Ceiling Test Impairment

Under the full cost method of accounting, we are required to periodically perform a “ceiling test,” which determines a limit on the book value of our oil and natural gas properties. If the net capitalized cost of oil and natural gas properties (including capitalized asset retirement obligations), net of related deferred income taxes, exceeds the present value of estimated future net revenues from proved oil and natural gas reserves discounted at 10%, net of related tax effects, plus the cost of unproved oil and natural gas properties, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. Any such write-downs are not recoverable or reversible in future periods. Estimated future net revenues are based on period-end commodity prices and exclude future cash outflows related to capitalized asset retirement obligations and include future development costs and asset retirement obligations related to wells to be drilled. Primarily as a result of a decline in natural gas prices as of March 31, 2009, we recorded a ceiling test impairment at March 31, 2009 of $210.2 million. Further declines in oil and natural gas prices after March 31, 2009 may require us to record additional ceiling test impairments in 2009. We did not have a ceiling test impairment during the quarter ended March 31, 2008.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. Effective January 1, 2009, our asset retirement obligations incurred are initially measured at fair value in accordance with SFAS No. 157. A summary of our asset retirement obligations is as follows (in thousands):

Balance, December 31, 2008	$547,897
Liabilities settled	(7,838)
Accretion of discount	10,747
Liabilities incurred	5
Revisions of estimated liabilities	(3,755)

Balance, March 31, 2009	547,056
Less current portion	85,784

Long-term	$461,272

We have spent $10.3 million through March 31, 2009 to plug and abandon wells and facilities as a result of damage caused by Hurricane Ike in early September 2008, of which $3.8 million is included in liabilities settled for the quarter ended March 31, 2009. See Note 9 for additional details about the impact of Hurricane Ike on our financial statements.

5. Stock Repurchase Program

In March 2009, we announced by press release a $25 million stock repurchase program. Under the program, shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions or accelerated share repurchase programs through December 31, 2009, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”). The timing and actual number of shares purchased will depend on a variety of factors, such as the price of our common stock, corporate and regulatory requirements, alternative investment opportunities and other market and economic conditions. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. Repurchases will be funded with cash on hand. During the quarter ended March 31, 2009, we purchased 1,429,486 shares of our common stock for approximately $9.2 million in the open market in accordance with the repurchase program.

6. Long-Term Debt

As of March 31, 2009 and December 31, 2008, our long-term debt was as follows (in thousands):

	March 31, 2009	December 31, 2008
Revolving loan facility, due July 2012	$—	$—
Tranche B term loan facility, net of unamortized discount of $1,982 at March 31, 2009 and $2,328 at December 31, 2008, due August 2010	202,768	203,172
8.25% Senior notes, due June 2014	450,000	450,000

Total long-term debt	652,768	653,172
Current maturities of long-term debt	(3,000)	(3,000)

Long-term debt, less current maturities	$649,768	$650,172

At March 31, 2009 and December 31, 2008, we had no amounts outstanding under our committed revolving loan facility.

Borrowings under the Tranche B term loan facility under the Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) bear interest at either (1) the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin equal to 1.25% or (2) to the extent the loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.25%. The effective interest rate, including amortization of the discount, on the Tranche B term loan facility was 4.4% during the three months ended March 31, 2009.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Borrowings under the Credit Agreement are secured by our oil and natural gas properties. Availability under our credit facility is subject to a semi-annual borrowing base redetermination (March and September) set at the discretion of our lenders. The amount of the borrowing base is calculated by our lenders based on their valuation of our proved reserves and their own internal criteria. In April 2009, our lenders reduced the borrowing base from $710 million to $405.5 million. In May 2009, we repaid the Tranche B term loan facility in full with borrowings of $205.4 million under the revolving loan facility, which results in remaining availability of $200.1 million under the revolving loan facility.

Under the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a current ratio, asset coverage ratio and a leverage ratio. We were in compliance with all applicable covenants of the Credit Agreement as of March 31, 2009. In connection with the April 2009 borrowing base redetermination, we amended the maximum leverage ratio, which is the ratio of total debt to EBITDA (as those terms are defined in the Credit Agreement), to be 3.75 to 1 for the four quarters ended September 30, 2009, 3.50 to 1 for the four quarters ended December 31, 2009, 3.25 to 1 for the four quarters ended March 31, 2010 and 3.00 to 1 thereafter.

The 8.25% Senior notes (the “Notes”) bear interest at a fixed rate of 8.25%, with interest payable semi-annually in arrears on June 15 and December 15. The estimated annual effective interest rate on the Notes is 8.4%.

7. Derivative Financial Instruments

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 did not have an impact on the Company’s financial position, results of operations or cash flows upon adoption.

Our market risk exposure relates primarily to commodity prices and interest rates. From time to time, we use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our credit facility. Currently, we are party to one interest rate swap contract with a financial institution. The Company is exposed to credit loss in the event of nonperformance by the counterparty; however, we do not anticipate such counterparty nonperformance. We did not have any open commodity derivatives at any time during 2009 and we do not enter into derivative instruments for speculative trading purposes.

We account for derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires each derivative to be recorded on the balance sheet as an asset or a liability at its fair value. Additionally, the statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met at the time the derivative contract is entered into.

Interest Rate Swap. Our interest rate swap contract serves to hedge the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. We pay the counterparty the equivalent of a fixed interest payment on 72% of the aggregate outstanding principal balance of the Tranche B term loan facility and receive from the counterparty the equivalent of a floating interest payment based on a 3-month LIBOR calculated on the same notional amount. All interest rate swap payments are made quarterly and the LIBOR is determined in advance of each interest period. The fixed interest rate of the swap is 5.21%. As of March 31, 2009, the total notional amount of the swap was $147.4 million.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Changes in the fair value of our interest rate swap are recognized currently in earnings. During the three months ended March 31, 2009 and 2008, we recorded realized losses of $1.4 million and $0.1 million, respectively, and we recorded an unrealized gain of $1.0 million and an unrealized loss of $3.9 million, respectively, related to our interest rate swap. At March 31, 2009, the fair value of our interest rate swap was $8.1 million, of which $5.9 million was included in accrued liabilities and $2.2 million was included in other liabilities, representing the current and non-current portions, respectively. We measure the fair value of our interest rate swap by applying the income approach, and our swap is classified within level 2 of the valuation hierarchy set forth in SFAS No. 157, Fair Value Measurements. The amount in accumulated other comprehensive loss of approximately $0.5 million (net of tax) at March 31, 2009 is related entirely to our interest rate swap and will be recognized in earnings over the remaining term of the swap in accordance with SFAS No. 133.

Commodity Derivatives. As of March 31, 2009 and December 31, 2008, we did not have any open commodity derivative positions. Our derivative loss for the three months ended March 31, 2008 includes realized and unrealized losses of $6.0 million and $2.3 million, respectively, related to our commodity derivative contracts.

8. Income Taxes

At March 31, 2009, we had a federal income tax receivable of $40.5 million which consisted of carrybacks to 2007 of net operating losses generated in 2009 and 2008. During the quarter ended March 31, 2009, we received a refund of $17.7 million, consisting of estimated federal tax payments that were deposited in 2008. An income tax benefit of $24.0 million was recorded during the three months ended March 31, 2009, compared to income tax expense of $41.4 million for the same period of 2008. The income tax benefit in 2009 resulted from a pre-tax loss of $254.7 million, only a portion of which is expected to be available to be carried back to 2007 which is the only open tax year that is currently available. Our annualized effective tax rate for the quarter ended March 31, 2009 was approximately 9.4% and primarily reflects the effect of a valuation allowance for our deferred tax assets. Our effective tax rate for the three months ended March 31, 2008 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

9. Tropical Weather

During the third quarter of 2008, Hurricane Ike, and to a much lesser extent Hurricane Gustav, caused property damage and disruptions to our exploration and production activities. We currently have insurance coverage for named windstorms but we do not carry business interruption insurance. Our insurance policy has a retention of $10 million per occurrence that must be satisfied by us before we are indemnified for losses. The policy limits are $150 million for property damage due to named windstorms (excluding certain damage incurred at our marginal facilities that will not be returned to production) and $250 million for, among other things, removal of wreckage if mandated by any governmental authority. The damage we incurred as a result of Hurricane Gustav was well below our retention amount.

In the fourth quarter of 2008, two platforms (one operated and one non-operated) that were toppled by Hurricane Ike were deemed total losses having a combined insured value of approximately $15.8 million. After the application of the $10 million retention amount, we received net proceeds of $5.8 million in the fourth quarter of 2008.

As of March 31, 2009, we have incurred costs of $5.8 million and $32.5 million, net to our interest, to remediate damage caused by Hurricanes Gustav and Ike, respectively. Our insurance underwriters have approved $15.6 million of claims related to these expenditures, of which $5.1 million was collected in the first quarter of 2009 and $10.5 million is included in insurance receivables at March 31, 2009. Included in lease operating expenses for the quarter ended March 31, 2009 is $5.0 million, representing total remediation costs of $38.3 million less approved claims of $15.6 million and $17.7 million that was included in lease operating expenses for the year ended December 31, 2008. Lease operating expenses will be offset in future periods to the extent that these costs are

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

recovered under our insurance policy. Additionally, we have spent $10.3 million through March 31, 2009 to plug and abandon wells and facilities as a result of damage caused by Hurricane Ike (see Note 4). We periodically provide information regarding our hurricane repair expenditures to our insurance adjuster for review. Following this review, our adjuster files claims on our behalf with our insurance underwriters. We recognize claims in insurance receivables when they are approved for payment and thus deemed probable of collection. The claims that have been processed in this manner have been paid on a timely basis. To the extent that damages we may have incurred as a result of these hurricanes exceed our insurance coverage, we expect that our available cash and cash equivalents, cash flow from operations and the availability under our credit facility will be more than sufficient to meet any necessary expenditures.

10. Long-Term Incentive Compensation

2008 Bonus. In February 2009, the Compensation Committee and the Board of Directors approved payment of a general bonus of approximately $17.9 million for 2008 in accordance with the 2005 Annual Incentive Plan and the Long-Term Incentive Compensation Plan (together, the “Bonus Plan”), consisting of cash and restricted stock.

Cash bonuses for 2008 were paid in March 2009 and totaled $7.4 million. Of this amount, $5.4 million was expensed in 2008, $1.4 million was expensed in the first quarter of 2009 and the remainder was billed to partners under joint operating agreements.

On March 10, 2009, the Compensation Committee of the Board of Directors approved a modification to the restricted stock portion of the 2008 bonus. Due to a decline in the market price of the Company’s common stock, the Compensation Committee determined that the number of shares available for issuance under the Bonus Plan was insufficient to cover 100% of the restricted stock portion of the 2008 bonus. Accordingly, the Company granted to its employees, on a pro-rata basis, substantially all of the shares of restricted stock available to be issued under the Bonus Plan (the “Issued Bonus Shares”), representing 1,119,659 restricted shares of our common stock with a fair value on the date of grant of approximately $6.0 million. As of March 10, 2009, the remainder of the 2008 bonus (the “Remaining 2008 Bonus”) to be paid in the future approximated $4.5 million. On May 4, 2009, the Company’s shareholders approved an increase in the number of shares available for issuance under the Bonus Plan of 2,000,000 shares. Also on May 4, 2009, the Company decided to pay 418,457 shares of restricted stock to employees to satisfy the Remaining 2008 Bonus.

The compensation expense associated with the Issued Bonus Shares and the Remaining 2008 Bonus, less an allowance for estimated forfeitures, is being recognized over the requisite service period of four years beginning on January 1, 2008. Accrued liability amounts of approximately $1.6 million ($1.3 million at December 31, 2008) related to the recognition of compensation expense associated with the Issued Bonus Shares during the service period prior to the issuance of such shares were reclassified to additional paid-in capital in March 2009 (see Note 11).

11. Share-Based Compensation

We recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. A summary of share activity pursuant to our share-based payment plans for the quarter ended March 31, 2009, is as follows:

	Restricted Shares	Weighted Average Grant Date Price Per Share
Nonvested at December 31, 2008	233,703	$30.33
Granted	1,124,603	5.36
Forfeited	(16,992)	14.07

Nonvested at March 31, 2009	1,341,314	9.60

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At March 31, 2009, there were 9,004 shares of common stock available for award under the Long-Term Incentive Compensation Plan and 651,211 shares of common stock available for award under the Directors Compensation Plan.

During the three months ended March 31, 2009, a total of 1,124,603 restricted shares of our common stock were granted to employees pursuant to our share-based payment plans. With certain exceptions, these shares will vest in three equal installments with the first such installment vesting in December 2009, and the remainder, less any forfeited shares, vesting in December 2010 and 2011.

The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2009 and 2008 was $6.0 million and $6.3 million, respectively. During the three months ended March 31, 2009 and 2008, total compensation expense under share-based payment arrangements was $1.6 million and $2.2 million, respectively. As of March 31, 2009, there was $8.3 million of total unrecognized share-based compensation expense related to restricted shares issued. Such amount is expected to be recognized in the period beginning April 2009 and ending December 2011.

12. Earnings (Loss) Per Share

Effective January 1, 2009, the Company adopted FSP 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.

The following table presents the calculation of basic earnings (loss) per common share for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(230,737)	$79,806
Less portion allocated to nonvested shares	—	342

Net income (loss) allocated to common shares	$(230,737)	$79,464

Weighted average common shares outstanding	75,980	75,903

Basic earnings (loss) per common share	$(3.04)	$1.05

Earnings per share data for the three months ended March 31, 2008 has been calculated and restated retrospectively in accordance with FSP 03-6-1. The adoption of FSP 03-6-1 did not have an effect on our basic loss per common share for the three months ended March 31, 2009 and did not result in a difference from the amount previously reported as basic earnings per common share for the three months ended March 31, 2008. Diluted earnings per share data are not presented as the nonvested shares outstanding during the periods are anti-dilutive.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. Comprehensive Income (Loss)

Our comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(230,737)	$79,806
Amounts reclassified to income (1)	156	56

Comprehensive income (loss)	$(230,581)	$79,862

(1)	Includes amortization of amounts recorded in other comprehensive income upon the de-designation of our interest rate swap as a cash flow hedge. Amounts are net of income tax of approximately $84,000 and $30,000 for the three months ended March 31, 2009 and 2008, respectively.

14. Dividends

During the three months ended March 31, 2009, we paid regular cash dividends of $0.03 per common share. During the three months ended March 31, 2008, we paid regular cash dividends of $0.03 per common share and a special cash dividend of $30.0 million, or approximately $0.39 per common share. On May 4, 2009, our board of directors declared a cash dividend of $0.03 per common share, payable on June 17, 2009 to shareholders of record on May 20, 2009.

15. Contingencies

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

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008 and may be discussed or updated from time to time in subsequent reports filed with the SEC. We assume no obligation, nor do we intend, to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries.

Overview

W&T is an independent oil and natural gas producer focused in the Gulf of Mexico. W&T has grown through acquisitions, exploitation and exploration and currently holds working interests in approximately 148 producing fields in federal and state waters. The majority of our daily production is derived from wells we operate.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended March 31,
	2009	2008	Change	%
	(In thousands, except per share data)
Financial:
Revenues:
Oil	$53,595	$202,512	$(148,917)	(73.5)%
Natural gas	63,821	153,914	(90,093)	(58.5)%
Other	6	69	(63)	(91.3)%

Total revenues	117,422	356,495	(239,073)	(67.1)%
Operating costs and expenses:
Lease operating expenses (1)	45,056	49,822	(4,766)	(9.6)%
Production taxes	710	2,192	(1,482)	(67.6)%
Gathering and transportation	2,595	6,629	(4,034)	(60.9)%
Depreciation, depletion, amortization and accretion	91,535	145,488	(53,953)	(37.1)%
Impairment of oil and natural gas properties (2)	210,205	—	210,205	—
General and administrative expenses	11,436	12,575	(1,139)	(9.1)%
Derivative loss	392	12,304	(11,912)	(96.8)%

Total costs and expenses	361,929	229,010	132,919	58.0%

Operating income (loss)	(244,507)	127,485	(371,992)	(291.8)%
Interest expense, net of amounts capitalized	10,727	8,705	2,022	23.2%
Other income	505	2,440	(1,935)	(79.3)%

Income (loss) before income tax expense (benefit)	(254,729)	121,220	(375,949)	(310.1)%
Income tax expense (benefit)	(23,992)	41,414	(65,406)	(157.9)%

Net income (loss)	$(230,737)	$79,806	$(310,543)	(389.1)%

Basic earnings (loss) per common share (3)	$(3.04)	$1.05	$(4.09)	(389.5)%
EBITDA (4)	$57,233	$272,973	$(215,740)	(79.0)%
Adjusted EBITDA (4)	56,240	279,158	(222,918)	(79.9)%

	Three Months Ended March 31,
	2009	2008	Change	%
Operating:
Net sales:
Natural gas (Bcf)	12.6	17.7	(5.1)	(28.8)%
Oil (MMBbls)	1.5	2.2	(0.7)	(31.8)%
Total natural gas and oil (Bcfe) (5)	21.4	30.8	(9.4)	(30.5)%

Average daily equivalent sales (MMcfe/d)	237.9	338.6	(100.7)	(29.7)%

Average realized sales prices:
Natural gas ($/Mcf)	$5.08	$8.70	$(3.62)	(41.6)%
Oil ($/Bbl)	36.29	92.52	(56.23)	(60.8)%
Natural gas equivalent ($/Mcfe)	5.48	11.57	(6.09)	(52.6)%

Average per Mcfe ($/Mcfe):
Lease operating expenses	$2.10	$1.62	$0.48	29.6%
Gathering and transportation costs and production taxes	0.15	0.29	(0.14)	(48.3)%
Depreciation, depletion, amortization and accretion	4.27	4.72	(0.45)	(9.5)%
General and administrative expenses	0.53	0.41	0.12	29.3%

	$7.05	$7.04	$0.01	0.1%

Total number of wells drilled (gross)	4	4	—	—
Total number of productive wells drilled (gross)	3	4	(1)	(25.0)%

(1)	Included in lease operating expenses for the quarter ended March 31, 2009 are $5.0 million of hurricane remediation costs related to Hurricanes Ike and Gustav that were either not yet recovered from our insurance underwriters or were not covered by insurance.
(2)	At March 31, 2009, we recorded a ceiling test impairment of our oil and natural gas properties of $210.2 million through application of the full cost ceiling limitation as prescribed by the SEC, primarily as a result of lower natural gas prices at March 31, 2009, as compared to December 31, 2008. We did not have a ceiling test impairment during the quarter ended March 31, 2008.
(3)	Basic earnings per share for the three months ended March 31, 2008 has been calculated and restated retrospectively in accordance with FSP 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which was adopted by the Company effective January 1, 2009.
(4)	We define EBITDA as net income (loss) plus income tax expense (benefit), net interest expense (which includes interest income), depreciation, depletion, amortization and accretion and impairment of oil and natural gas properties. Adjusted EBITDA excludes the unrealized gain or loss related to our derivative contracts. Although not prescribed under GAAP, we believe the presentation of EBITDA and Adjusted EBITDA provide useful information regarding our ability to service debt and fund capital expenditures and they help our investors understand our operating performance and make it easier to compare our results with those of other companies that have different financing, capital and tax structures. EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for net income, as an indication of operating performance or cash flow from operating activities or as a measure of liquidity. EBITDA and Adjusted EBITDA, as we calculate them, may not be comparable to EBITDA and Adjusted EBITDA measures reported by other companies. In addition, EBITDA and Adjusted EBITDA do not represent funds available for discretionary use. A reconciliation of our consolidated net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(230,737)	$79,806
Income tax expense (benefit)	(23,992)	41,414
Net interest expense	10,222	6,265
Depreciation, depletion, amortization and accretion	91,535	145,488
Impairment of oil and natural gas properties	210,205	—

EBITDA	57,233	272,973
Unrealized derivative (gain) loss	(993)	6,185

Adjusted EBITDA	$56,240	$279,158

(5)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues. Revenues decreased $239.1 million to $117.4 million for the three months ended March 31, 2009 as compared to the same period in 2008. Oil revenues decreased $148.9 million, natural gas revenues decreased $90.1 million and other revenues decreased $0.1 million. The oil revenue decrease was primarily attributable to a 60.8% decrease in the average realized oil price to $36.29 per barrel for the three months ended March 31, 2009 from $92.52 per barrel for the same period in 2008, as well as a 31.8% decrease in sales volumes. The natural gas revenue decrease resulted from a 41.6% decrease in the average realized natural gas price to $5.08 per Mcf in the 2009 period from $8.70 per Mcf in the 2008 period, as well as 28.8% decrease in sales volumes. The sales volume decreases for oil and natural gas are primarily attributable to the deferral of production caused by Hurricane Gustav in late August 2008 and Hurricane Ike in early September 2008. Prior to Hurricane Gustav, our production was averaging approximately 324 MMcfe per day. After the hurricanes, we were almost completely shut-in for approximately one month, and when production resumed, we were producing approximately 72 MMcfe per day. Since then, production has increased as a result of our restoration efforts and the return to service of third-party pipelines and processing facilities upon which we depend to transport our production to the marketplace. During the fourth quarter of 2008 our average daily production was approximately 176 MMcfe per day, and during March 2009 our average daily production was approximately 254 MMcfe per day. Production of approximately 26 MMcfe per day is currently shut-in due to hurricane damage and we expect the majority of this production will be reestablished in the third and fourth quarters of 2009.

Lease operating expenses. Lease operating expenses, which includes base lease operating expenses, insurance costs, workovers and maintenance on our facilities, increased to $2.10 per Mcfe in the first quarter of 2009 from $1.62 per Mcfe in the first quarter of 2008. Lower production volumes during the 2009 period resulted in an increase in lease operating expenses per Mcfe of $0.70, which was partially offset by a decrease of $0.22 per Mcfe caused by lower lease operating expenses. On a nominal basis, lease operating expenses decreased $4.8 million to $45.1 million in the first quarter of 2009, compared to the first quarter of 2008. Included in lease operating expenses for the 2009 period are $5.0 million of hurricane remediation costs related to Hurricanes Ike and Gustav that were either not yet recovered from our insurance underwriters or were not covered by insurance. Lease operating expenses will be offset in future periods to the extent that these costs are recovered under our insurance policy. Offsetting the hurricane remediation costs in 2009 were decreases in base lease operating expenses of $5.5 million, insurance costs of $1.3 million, workovers of $2.3 million and facility expenditures of $0.7 million. The decrease in base lease operating expenses primarily reflects lower overall service and supply costs in the first quarter of 2009, compared to the same period in 2008.

Production taxes. Production taxes decreased to $0.7 million for the three months ended March 31, 2009 from $2.2 million for the same period in 2008 primarily due to lower production from fields in state waters of Texas and Louisiana and lower realized prices on sales of our oil and natural gas. Most of our production is from federal waters where there are no production taxes.

Gathering and transportation costs. Gathering and transportation costs decreased to $2.6 million for the three months ended March 31, 2009 from $6.6 million for the same period in 2008 primarily due to lower production volumes of oil and natural gas.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) decreased to $91.5 million for the quarter ended March 31, 2009 from $145.5 million for the same period in 2008. DD&A decreased due to lower volumes of oil and natural gas produced and a lower depreciable base (resulting from a $1.2 billion ceiling test impairment recognized at the end of 2008), partially offset by lower oil and natural gas reserves, compared to 2008. On a per Mcfe basis, DD&A was $4.27 for the quarter ended March 31, 2009, compared to $5.33 for the year ended December 31, 2008 and $4.72 for the quarter ended March 31, 2008.

Impairment of oil and natural gas properties. At March 31, 2009, we recorded a ceiling test impairment of our oil and natural gas properties of $210.2 million through application of the full cost ceiling limitation as prescribed by the SEC, primarily as a result of lower natural gas prices at March 31, 2009, as compared to December 31, 2008. We did not have a ceiling test impairment during the quarter ended March 31, 2008.

General and administrative expenses. General and administrative expenses (“G&A”) decreased to $11.4 million for the three months ended March 31, 2009 from $12.6 million for the same period in 2008, primarily due to lower incentive compensation expense and legal and professional fees in the 2009 period. As a percentage of revenues, G&A was 9.7% for the three months ended March 31, 2009, compared to 3.5% for the same period in 2008.

Derivative loss. For the quarter ended March 31, 2009, our derivative loss of $0.4 million consisted of a realized loss of $1.4 million related to our interest rate swap offset by an unrealized gain of $1.0 million related to our interest rate swap. For the quarter ended March 31, 2008, our derivative loss of $12.3 million consisted of realized and unrealized losses of $6.0 million and $2.3 million, respectively, related to our commodity derivative contracts and realized and unrealized losses of $0.1 million and $3.9 million, respectively, related to our interest rate swap. For additional details about our derivatives, refer to Item 1 Financial Statements – Note 7 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $12.5 million for the quarter ended March 31, 2009 from $14.4 million for the quarter ended March 31, 2008 primarily due to lower interest rates and lower debt outstanding during the 2009 period. During the 2009 and 2008 periods, $1.8 million and $5.7 million, respectively, of interest was capitalized to unevaluated oil and natural gas properties.

Other income. Other income, consisting of interest income, decreased to $0.5 million for the quarter ended March 31, 2009 from $2.4 million for the same period of 2008 primarily due to a reduction in market interest rates received on invested cash.

Income tax expense/benefit. An income tax benefit of $24.0 million was recorded during the three months ended March 31, 2009, compared to income tax expense of $41.4 million for the same period of 2008. The income tax benefit in 2009 resulted from a pre-tax loss of $254.7 million, only a portion of which is expected to be available to be carried back to 2007 which is the only open tax year that is currently available. Our annualized effective tax rate for the quarter ended March 31, 2009 was approximately 9.4% and primarily reflects the effect of a valuation allowance for our deferred tax assets. Our effective tax rate for the three months ended March 31, 2008 was approximately 34% and reflects the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Cash flow and working capital. Net cash provided by operating activities for the three months ended March 31, 2009 was $34.4 million, compared to net cash provided by operating activities of $242.4 million for the comparable period in 2008. Net cash used in investing activities totaled $128.6 million and $246.5 million during the first three months of 2009 and 2008, respectively, which primarily represents our investment in oil and natural gas properties. At March 31, 2009, we had positive working capital of $101.0 million (which includes a cash balance of $251.0 million), current maturities of long-term debt totaled $3.0 million and the revolving portion of our Credit Agreement was undrawn. See below for a discussion of the repayment of our Tranche B term loan facility in full with borrowings under the revolving portion of the Credit Agreement.

Oil prices have continued to be significantly below the peak levels they reached in July 2008. At the end of 2008, the price of oil was approximately $41 per barrel, and during the first quarter of 2009 our average realized price on sales of our oil decreased to $36.29 per barrel. The price of oil was approximately $49 per barrel at the end of March 2009. Similarly, natural gas prices have continued to weaken. At the end of 2008, the price of natural gas was approximately $5.70 per Mcf, and during the first quarter of 2009 our average realized price on sales of our natural gas decreased to $5.08 per Mcf. The price of natural gas was approximately $3.78 per Mcf at the end of March 2009 with no visible signs of near term recovery. Although oil and natural gas prices continue to be relatively weak, the costs of goods and services that we consume in our normal operations remained proportionately high during the first quarter of 2009 as a result of commitments in 2008, which dramatically reduced our cash flows.

As a result of Hurricanes Ike and Gustav, our production and cash flow were negatively affected by the downtime experienced by third party pipelines and processing facilities and, to a lesser extent, by damage to our facilities. Prior to Hurricane Gustav in late August 2008, our production was averaging approximately 324 MMcfe per day. During the fourth quarter of 2008, our production averaged approximately 176 MMcfe per day and during the first quarter of 2009, our production averaged approximately 238 MMcfe per day. As a result of both lower production volumes and significantly lower oil and natural gas prices, our operating cash flow was weak in both the fourth quarter of 2008 and the first quarter of 2009. We expect additional third party pipelines to return to service during 2009 that will allow for additional production volumes, but the impact on operating cash flow is not expected to be significant. At current price levels and production volumes, cash flows will continue to be below the levels achieved in 2008.

From time to time, we have used various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our credit facility. Currently, our only derivative instrument is an interest rate swap contract that served to manage the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. For additional details about our interest rate swap, refer to Item 1 Financial Statements – Note 7 – Derivative Financial Instruments.

Disruptions in the Capital Markets and Impact on Liquidity. Although there have been significant disruptions in the U.S. and global capital markets, the Company has not experienced any disruptions to its liquidity. Our cash on hand at March 31, 2009 was $251.0 million and our revolving loan facility that matures in 2012 was undrawn. Availability under our credit facility is subject to a semi-annual borrowing base redetermination (March and September) set at the discretion of our lenders. The amount of the borrowing base is calculated by our lenders based on their valuation of our proved reserves and their own internal criteria. In April 2009, our lenders reduced the borrowing base from $710 million to $405.5 million. In May 2009, we repaid the Tranche B term loan facility in full with borrowings of $205.4 million under the revolving loan facility, which results in remaining availability of $200.1 million under the revolving loan facility. Sixteen lenders participate in our revolving loan facility and we do not anticipate any of them being unable to satisfy their obligations under the Credit Agreement. We do not anticipate any immediate need for access to the capital markets. However, because of the continuing disruptions in the capital markets, it could be difficult to obtain debt or equity capital funding.

Insurance for damage from hurricanes in the Gulf of Mexico. During the third quarter of 2008, Hurricane Ike, and to a much lesser extent Hurricane Gustav, caused property damage and disruptions to our exploration and production activities. We currently have insurance coverage for named windstorms but we do not carry business interruption insurance. Our insurance policy has a retention of $10 million per occurrence that must be satisfied by us before we are indemnified for losses. The policy limits are $150 million for property damage due to named windstorms (excluding certain damage incurred at our marginal facilities that will not be returned to production) and $250 million for, among other things, removal of wreckage if mandated by any governmental authority. The damage we incurred as a result of Hurricane Gustav was well below our retention amount.

In the fourth quarter of 2008, two platforms (one operated and one non-operated) that were toppled by Hurricane Ike were deemed total losses having a combined insured value of approximately $15.8 million. After the application of the $10 million retention amount, we received net proceeds of $5.8 million in the fourth quarter of 2008. Our insurance policy for well control and named windstorms is due for renewal on June 1, 2009.

As of March 31, 2009, we have incurred costs of $5.8 million and $32.5 million, net to our interest, to remediate damage caused by Hurricanes Gustav and Ike, respectively. Our insurance underwriters have approved $15.6 million of claims related to these expenditures, of which $5.1 million was collected in the first quarter of 2009 and $10.5 million is included in insurance receivables at March 31, 2009. Included in lease operating expenses for the quarter ended March 31, 2009 is $5.0 million, representing total remediation costs of $38.3 million less approved claims of $15.6 million and $17.7 million that was included in lease operating expenses for the year ended December 31, 2008. Lease operating expenses will be offset in future periods to the extent that these costs are recovered under our insurance policy. Additionally, we have spent $10.3 million through March 31, 2009 to plug and abandon wells and facilities as a result of damage caused by Hurricane Ike. We periodically provide information regarding our hurricane repair expenditures to our insurance adjuster for review. Following this review, our adjuster files claims on our behalf with our insurance underwriters. We recognize claims in insurance receivables when they are approved for payment and thus deemed probable of collection. The claims that have been processed in this manner have been paid on a timely basis. To the extent that damages we may have incurred as a result of these hurricanes exceed our insurance coverage, we expect that our available cash and cash equivalents, cash flow from operations and the availability under our revolving loan facility will be more than sufficient to meet any necessary expenditures.

Due to increased loss experience in recent years with hurricanes in the Gulf of Mexico and current turmoil in the financial markets, property damage and well control insurance coverage have become more limited and the cost of coverage has increased. Our insurers may not continue to offer the type and level of coverage currently available to us, or our costs may increase substantially as a result of increased premiums and the increased risk of uninsured losses that may have been previously insured, all of which could have a material adverse effect on our financial condition and results of operations. We are also exposed to the possibility that we will be unable to buy insurance at any price or that if we do have a claim, the insurance companies will not pay our claim. On May 1, 2009, we renewed our general and excess liability insurance policies.

Capital expenditures. The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil and natural gas, acquisition opportunities and the results of our exploration and development activities. For the three months ended March 31, 2009, capital expenditures for oil and natural gas properties of $128.4 million included $35.8 million for exploration activities, $88.2 million for development activities and $4.4 million for seismic, capitalized interest and other leasehold costs. Our development and exploration capital expenditures consisted of $16.8 million in the deepwater, $0.1 million on the deep shelf and $107.1 million on the conventional shelf and other projects. Our capital expenditures for the three months ended March 31, 2009 were financed by cash from operating activities and cash on hand.

As a result of continued economic uncertainty and significantly lower cash flows, our drilling and capital expenditures in 2009 will be less than our drilling and capital expenditures in 2008. Our capital expenditure budget for 2009 is expected to approximate $220 million to $270 million and includes estimates for the completion of wells that were in progress at the end of 2008, wells or projects that we are presently committed to, lease saving operations, development wells where the rig is on location, scheduled recompletions, expenditures in connection with our non-operated properties and the development of our Green Canyon Block 646 prospect (“Daniel Boone”). We anticipate fully funding our 2009 capital expenditures with internally generated cash flow and cash on hand. Our capital expenditure budget does not include any amounts for potential acquisitions.

Long-term debt. During the quarter ended March 31, 2009, we made a principal payment of $0.8 million on our Tranche B term loan facility. At March 31, 2009, we had no amounts outstanding on our revolving loan facility. Also at March 31, 2009, borrowings outstanding on the Tranche B term loan facility totaled $202.8 million, net of unamortized discount of $2.0 million, of which $3.0 million is classified as current. In May 2009, we repaid the Tranche B term loan facility in full with borrowings under the revolving loan facility. Borrowings outstanding under the Notes were $450.0 million at March 31, 2009, all of which is classified as long-term. Even with projected decreases in cash flow from operations in 2009 as discussed above, we anticipate funding our scheduled debt payments with cash on hand and cash flow from operating activities. For additional details about our long-term debt, refer to Item 1 Financial Statements – Note 6 – Long-Term Debt.

As discussed above, our borrowing base under the Credit Agreement was redetermined by our lenders in April 2009, resulting in a new borrowing base of $405.5 million, of which $200.1 million was available for borrowing as of May 6, 2009. The Credit Agreement contains various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio, a minimum asset coverage ratio and a maximum leverage ratio, as such ratios are defined in the Credit Agreement. As of March 31, 2009, we were in compliance with such financial covenants. In connection with the April 2009 borrowing base redetermination, we amended the maximum leverage ratio, which is the ratio of total debt to EBITDA (as those terms are defined in the Credit Agreement), to be 3.75 to 1 for the four quarters ended September 30, 2009, 3.50 to 1 for the four quarters ended December 31, 2009, 3.25 to 1 for the four quarters ended March 31, 2010 and 3.00 to 1 thereafter.

Dividends. During the three months ended March 31, 2009, we paid regular cash dividends of $0.03 per common share. During the three months ended March 31, 2008, we paid regular cash dividends of $0.03 per common share and a special cash dividend of $30.0 million, or approximately $0.39 per common share. On May 4, 2009, our board of directors declared a cash dividend of $0.03 per common share, payable on June 17, 2009 to shareholders of record on May 20, 2009.

Repurchases of common stock. In March 2009, we announced by press release a $25 million stock repurchase program. Under the program, shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions or accelerated share repurchase programs through December 31, 2009, in accordance with Rule 10b-18 under the Exchange Act. The timing and actual number of shares purchased will depend on a variety of factors, such as the price of our common stock, corporate and regulatory requirements, alternative investment opportunities and other market and economic conditions. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. Repurchases will be funded with cash on hand. During the quarter ended March 31, 2009, we purchased 1,429,486 shares of our common stock for approximately $9.2 million in the open market in accordance with the repurchase program.

Contractual obligations. Except as described in “Long-term debt” above, information about contractual obligations for the quarter ended March 31, 2009, did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Also refer to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 2 – Recent Accounting Pronouncements, Note 7 – Derivative Financial Instruments and Note 12 – Earnings (Loss) Per Share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the quarter ended March 31, 2009, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 except as noted below. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest Rate Risk. We have an interest rate swap which served to manage the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. For additional details about our interest rate swap, refer to Item 1 Financial Statements – Note 7 – Derivative Financial Instruments.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of March 31, 2009 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. On March 20, 2009, we announced by press release a $25 million stock repurchase program. Under the program, shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions or accelerated share repurchase programs through December 31, 2009, in accordance with Rule 10b-18 under the Exchange Act. The timing and actual number of shares purchased will depend on a variety of factors, such as the price of our common stock, corporate and regulatory requirements, alternative investment opportunities and other market and economic conditions. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. Repurchases will be funded with cash on hand. During the quarter ended March 31, 2009, we purchased 1,429,486 shares of our common stock for approximately $9.2 million in the open market in accordance with the repurchase program, as set forth in the following table (in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2009 – March 31, 2009	1,429,486	$6.47	1,429,486	$15.8

Item 5.	Other Information

In connection with the April 2009 borrowing base redetermination and the subsequent repayment in full of the Tranche B term loan facility, on May 4, 2009, we entered into the Seventh Amendment to our Credit Agreement (the “Seventh Amendment”) to adjust the maximum leverage ratio, as described above under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term debt.” The description of the Seventh Amendment contained in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to the Seventh Amendment, which is filed as Exhibit 10.1 hereto.

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 23 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2009.

W&T OFFSHORE, INC.

By:	/s/ JOHN D. GIBBONS
John D. Gibbons
Senior Vice President, Chief Financial Officer and Chief Accounting Officer, duly authorized to sign on behalf of the registrant

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Seventh Amendment to Third Amended and Restated Credit Agreement, dated May 4, 2009.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.