Form 10-Q
period 2009-09-30
W&T OFFSHORE INC
filed 2009-11-06
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, there were 76,332,927 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(In thousands, except share data) (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,346	$357,552
Receivables:
Oil and natural gas sales	55,454	36,550
Joint interest and other	54,689	83,178
Insurance	43,478	2,040
Income taxes	51,432	34,077

Total receivables	205,053	155,845
Prepaid expenses and other assets	41,632	30,417

Total current assets	354,031	543,814
Property and equipment – at cost:
Oil and natural gas properties and equipment (full cost method, of which $99,818 at September 30, 2009 and $99,139 at December 31, 2008 were excluded from amortization)	4,822,128	4,684,730
Furniture, fixtures and other	15,019	14,370

Total property and equipment	4,837,147	4,699,100
Less accumulated depreciation, depletion and amortization	3,666,506	3,217,759

Net property and equipment	1,170,641	1,481,341
Restricted deposits for asset retirement obligations	24,138	24,138
Deferred income taxes	8,362	—
Other assets	7,598	6,893

Total assets	$1,564,770	$2,056,186

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000
Accounts payable	159,084	228,899
Undistributed oil and natural gas proceeds	29,299	29,716
Asset retirement obligations	98,393	67,007
Accrued liabilities	23,884	18,254
Deferred income taxes	8,430	—

Total current liabilities	319,090	346,876
Long-term debt, less current maturities – net of discount	592,500	650,172
Asset retirement obligations, less current portion	323,744	480,890
Other liabilities	3,214	6,021
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.00001 par value; 118,330,000 shares authorized; 77,798,637 issued and 76,369,151 outstanding at September 30, 2009; 76,291,408 issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	375,766	372,595
Retained earnings (accumulated deficit)	(40,048)	200,274
Treasury stock, at cost	(9,247)	—
Accumulated other comprehensive loss	(250)	(643)

Total shareholders’ equity	326,222	572,227

Total liabilities and shareholders’ equity	$1,564,770	$2,056,186

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
	(Unaudited)
Revenues	$167,042	$289,793	$434,896	$1,107,303

Operating costs and expenses:
Lease operating expenses	53,820	52,403	158,131	156,554
Production taxes	174	2,671	1,464	8,033
Gathering and transportation	4,050	3,536	10,400	14,920
Depreciation, depletion and amortization	80,139	104,201	235,442	384,078
Asset retirement obligation accretion	7,934	9,671	28,761	29,117
Impairment of oil and natural gas properties	—	—	205,030	—
General and administrative expenses	9,758	10,657	31,925	34,294
Derivative loss (gain)	3,845	(15,174)	4,697	20,897

Total costs and expenses	159,720	167,965	675,850	647,893

Operating income (loss)	7,322	121,828	(240,954)	459,410
Interest expense:
Incurred	11,096	13,371	35,345	40,210
Capitalized	(1,874)	(4,605)	(5,378)	(15,040)
Loss on extinguishment of debt	—	—	2,926	—
Other income	39	4,140	762	9,271

Income (loss) before income tax expense (benefit)	(1,861)	117,202	(273,085)	443,511
Income tax expense (benefit)	(539)	39,021	(35,052)	150,914

Net income (loss)	$(1,322)	$78,181	$(238,033)	$292,597

Basic and diluted earnings (loss) per common share	$(0.02)	$1.02	$(3.17)	$3.83
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained			Accumulated
			Additional	Earnings			Other	Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Shareholders’
	Shares	Value	Capital	Deficit)	Shares	Value	Income (Loss)	Equity
	(In thousands)
	(Unaudited)
Balances at December 31, 2008	76,291	$1	$372,595	$200,274	—	$—	$(643)	$572,227
Cash dividends	—	—	(4,578)	(2,289)	—	—	—	(6,867)
Share-based compensation	—	—	4,835	—	—	—	—	4,835
Restricted stock issued, net of forfeitures	1,507	—	2,914	—	—	—	—	2,914
Net loss	—	—	—	(238,033)	—	—	—	(238,033)
Repurchase of common stock	(1,429)	—	—	—	1,429	(9,247)	—	(9,247)
Other comprehensive income, net of tax	—	—	—	—	—	—	393	393

Balances at September 30, 2009	76,369	$1	$375,766	$(40,048)	1,429	$(9,247)	$(250)	$326,222

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$(238,033)	$292,597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	267,303	413,195
Impairment of oil and natural gas properties	205,030	—
Amortization of debt issuance costs and discount on indebtedness	1,503	2,032
Loss on extinguishment of debt	2,817	—
Share-based compensation related to restricted stock issuances	4,835	4,563
Unrealized derivative loss (gain)	94	(10,933)
Deferred income taxes	(142)	64,248
Other	610	505
Changes in operating assets and liabilities:
Oil and natural gas sales receivables	(18,904)	79,653
Joint interest and other receivables	28,609	(18,731)
Insurance receivables	9,637	—
Income taxes	(17,355)	60,076
Prepaid expenses and other assets	(12,271)	(11,146)
Asset retirement obligations	(75,397)	(43,601)
Accounts payable and accrued liabilities	(66,328)	207,743
Other liabilities	(137)	58

Net cash provided by operating activities	91,871	1,040,259

Investing activities:
Acquisition of property interest	—	(116,551)
Proceeds from sale of oil and natural gas properties and equipment	8,368	—
Investment in oil and natural gas properties and equipment	(275,965)	(505,073)
Proceeds from insurance	5,174	—
Purchases of furniture, fixtures and other	(649)	(3,833)

Net cash used in investing activities	(263,072)	(625,457)

Financing activities:
Borrowings of long-term debt	205,441	—
Repayments of long-term debt	(268,441)	(2,250)
Dividends to shareholders	(6,872)	(39,159)
Repurchases of common stock	(9,247)	—
Debt issuance costs	—	(2,000)
Other	114	(132)

Net cash used in financing activities	(79,005)	(43,541)

Increase (decrease) in cash and cash equivalents	(250,206)	371,261
Cash and cash equivalents, beginning of period	357,552	314,050

Cash and cash equivalents, end of period	$107,346	$685,311

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. The accompanying financial statements for the three months ended September 30, 2009 include a reduction of revenues totaling approximately $2.9 million related to prior years. These amounts were not deemed material with respect to such prior years or the anticipated results and the trend of earnings for fiscal year 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Earnings (Loss) Per Share. In accordance with the Earnings Per Share Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”), effective January 1, 2009, the Company adopted certain amendments to the accounting principles relating to its calculation of earnings (loss) per share. The amendments provide that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. For additional information about the impact of the adoption of these amendments to the Codification on our financial statements, refer to Note 12.

Subsequent Events. The accompanying unaudited condensed consolidated financial statements reflect management’s evaluation of subsequent events through the time of filing on November 6, 2009, the date of issuance of the financial statements.

2. Recent Accounting Pronouncements

In May 2009, the FASB issued the Subsequent Events Topic of the Codification that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued (“subsequent events”). The Codification defines two types of subsequent events as “recognized” and “nonrecognized.” Recognized subsequent events are events that provide additional evidence about conditions that existed at the balance sheet date (including estimates inherent in the process of preparing the financial statements) and therefore should be recorded in the financial statements. Nonrecognized subsequent events are events that do not provide evidence about conditions that existed at the balance sheet date but are considered to be material and therefore should be disclosed. The Codification requires disclosure of the date through which management has evaluated subsequent events and the basis for such date, which for public entities is generally the date the financial statements are issued. This Topic became effective for interim or annual reporting periods ending after June 15, 2009, and is being applied

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

prospectively. The accounting for and disclosure of specific subsequent events that fall within the scope of other GAAP was not changed by this Topic. The adoption of this Topic to the Codification did not have an impact on the Company’s financial position, cash flows or results of operations.

In April 2009, the FASB issued certain amendments to the Financial Instruments Topic of the Codification that require public companies to include disclosures about the fair value of their financial instruments in interim reporting periods, as well as the methods, significant assumptions and any changes in such methods and assumptions used to estimate the fair value of financial instruments. These amendments became effective for interim reporting periods ending after June 15, 2009. The adoption of these amendments to the Codification did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted certain amendments to the Business Combinations Topic of the Codification that require the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree to be measured at their respective fair values at the acquisition date. These amendments require the acquirer to record the fair value of contingent consideration (if any) at the acquisition date. Acquisition-related costs incurred prior to an acquisition are required to be expensed rather than included in the purchase-price determination. Also included in the amendments are guidance for recognizing and measuring the goodwill acquired in a business combination and guidance for determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. These amendments apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect these amendments will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions, if any, that we may consummate in the future.

Effective January 1, 2009, the Company adopted certain amendments to the Consolidation Topic of the Codification that establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of these amendments to the Codification did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted certain amendments to the Derivatives and Hedging Topic of the Codification that changed the disclosure requirements for derivative instruments and hedging activities. Refer to Note 7 for additional information about the adoption of these amendments to the Codification.

On December 29, 2008, the SEC adopted new rules related to modernizing accounting and disclosure requirements for oil and natural gas companies. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The new disclosure requirements also require companies to report the qualifications of the technical person primarily responsible for overseeing the preparation of reserves estimates, and if applicable, the qualifications of the technical person who performs a reserves audit. Additionally, when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, companies must include the third party’s report as an exhibit to the filing. A significant change to the rules involves the pricing at which reserves are measured. The new rules utilize a 12-month average price using beginning of the month pricing (January 1 to December 1) to report oil and natural gas reserves rather than year-end prices. In addition, the 12-month average will be used to calculate the cost center ceilings for impairment and to compute depreciation, depletion and amortization. The new rules are effective January 1, 2010 with first reporting for calendar year companies in their 2009 annual reports. Early adoption is not permitted. The Company has not completed its evaluation of the impact of the new rules on its financial statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Ceiling Test Impairment

Under the full cost method of accounting, we are required to periodically perform a “ceiling test,” which determines a limit on the book value of our oil and natural gas properties. If the net capitalized cost of oil and natural gas properties (including capitalized asset retirement obligations), net of related deferred income taxes, exceeds the present value of estimated future net revenues from proved oil and natural gas reserves discounted at 10%, net of related tax effects, plus the cost of unproved oil and natural gas properties, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. Any such write-downs are not recoverable or reversible in future periods. Estimated future net revenues are based on period-end commodity prices and exclude future cash outflows related to capitalized asset retirement obligations and include future development costs and asset retirement obligations related to wells to be drilled. Primarily as a result of a decline in natural gas prices as of March 31, 2009, we recorded a ceiling test impairment at March 31, 2009 of $205.0 million. We did not have a ceiling test impairment during the three months ended September 30, 2009 or the three and nine months ended September 30, 2008. Declines in oil and natural gas prices after September 30, 2009 may require us to record additional ceiling test impairments in the future.

4. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. Effective January 1, 2009, our asset retirement obligations incurred are initially measured at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the Codification. A summary of our asset retirement obligations is as follows (in thousands):

Balance, December 31, 2008	$547,897
Liabilities settled	(75,397)
Accretion of discount	28,761
Disposition of properties	(75,161)
Liabilities incurred	182
Revisions of estimated liabilities due to Hurricane Ike	63,123
Revisions of estimated liabilities – all other	(67,268)

Balance, September 30, 2009	422,137
Less current portion	98,393

Long-term	$323,744

Thus far in 2009, we have reduced our asset retirement obligations by $75.4 million for work performed to settle our liabilities (which includes $33.5 million to plug and abandon wells and facilities damaged by Hurricane Ike) and by $75.2 million for asset dispositions. In addition, we decreased our estimates of future asset retirement obligations by $67.3 million, the majority of which relates to recent cost reductions we experienced in the marketplace for decommissioning, site clearance and removal of certain of our operated structures and pipelines. Conversely, our estimated asset retirement obligations increased by $63.1 million, the majority of which relates to revised estimates for the dismantlement of two operated platforms that were toppled during Hurricane Ike and the plugging and abandonment of the associated wells. The remainder of the increase relates to revised estimates related to other wells and facilities damaged by such storm. See Note 9 for additional details about the impact of Hurricane Ike on our financial statements.

5. Stock Repurchase Program

In March 2009, we announced by press release a $25 million stock repurchase program. Under the program, shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions or accelerated share repurchase programs through December 31, 2009, in accordance with Rule 10b-18 under the Securities

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Exchange Act of 1934 (the “Exchange Act”). The timing and actual number of shares purchased will depend on a variety of factors, such as the price of our common stock, corporate and regulatory requirements, alternative investment opportunities and other market and economic conditions. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. Repurchases will be funded with cash on hand. In March 2009, we purchased 1,429,486 shares of our common stock for approximately $9.2 million in the open market in accordance with the repurchase program. No other share repurchases have occurred in 2009.

6. Long-Term Debt

As of September 30, 2009 and December 31, 2008, our long-term debt was as follows (in thousands):

	September 30, 2009	December 31, 2008
Revolving loan facility, due July 2012	$142,500	$—
Tranche B term loan facility, net of unamortized discount of $2,328 at December 31, 2008	—	203,172
8.25% Senior notes, due June 2014	450,000	450,000

Total long-term debt	592,500	653,172
Current maturities of long-term debt	—	(3,000)

Long-term debt, less current maturities	$592,500	$650,172

Borrowings under the Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) are secured by our oil and natural gas properties. Availability under the Credit Agreement is subject to a semi-annual borrowing base redetermination (March and September) set at the discretion of our lenders. The amount of the borrowing base is calculated by our lenders based on their valuation of our proved reserves and their own internal criteria. In April 2009, our lenders reduced the borrowing base from $710.0 million to $405.5 million. In May 2009, the Company paid in full the Tranche B term loan facility outstanding balance of $204.75 million, plus accrued and unpaid interest of $0.7 million, with borrowings under the revolving loan facility. In June 2009, we repaid $62.9 million of borrowings under the revolving loan facility. During the nine months ended September 30, 2009, we recorded a loss of $2.9 million related to the write-off of all the deferred financing costs related to the Tranche B term loan facility and the write-off of a portion of the deferred financing costs related to the revolving loan facility, as well as the incurrence of other incidental costs in connection with the payoff of the Tranche B term loan facility. At September 30, 2009, we had $0.7 million of letters of credit outstanding and our remaining availability under the revolving loan facility was $262.3 million.

Effective May 4, 2009, borrowings under the revolving loan facility bear interest at either (1) the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the one-month Eurodollar Rate plus 1.0%, plus a margin which varies from 0.75% to 1.75% depending on the level of total borrowings under the Credit Agreement, or (2) to the extent the loan outstanding is designated as a Eurodollar loan, at the London Interbank Offered Rate (“LIBOR”) plus a margin that varies from 2.0% to 3.0% depending on the level of total borrowings under the Credit Agreement. The Credit Agreement also bears an unused commitment fee of 0.50%. The estimated effective interest rate on the revolving loan facility, including unused commitment fees and amortization of deferred financing costs, was 5.1% during the nine months ended September 30, 2009.

Under the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio and a maximum leverage ratio, as such ratios are defined in the Credit Agreement. In connection with the April 2009 borrowing base redetermination, we amended the maximum leverage ratio, which is the ratio of total debt to EBITDA (as those terms are defined in the Credit Agreement), to be 3.75 to 1 for the four quarters ended September 30, 2009, 3.50 to 1 for the four quarters ended December 31, 2009, 3.25 to 1 for the four quarters ended March 31, 2010 and 3.00 to 1 thereafter. We were in compliance with all applicable covenants of the Credit Agreement as of September 30, 2009.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The 8.25% Senior notes (the “Notes”) bear interest at a fixed rate of 8.25%, with interest payable semi-annually in arrears on June 15 and December 15. At September 30, 2009, the estimated fair value of the Notes was approximately $409 million, based on quoted prices. The estimated annual effective interest rate on the Notes is 8.4%.

7. Derivative Financial Instruments

We account for derivative contracts in accordance with the Derivatives and Hedging Topic of the Codification, which requires each derivative to be recorded on the balance sheet as an asset or a liability at its fair value. Changes in a derivative’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met at the time the derivative contract is entered into.

Effective January 1, 2009, the Company adopted certain amendments to the Derivatives and Hedging Topic of the Codification which changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These amendments to the Codification did not have an impact on the Company’s financial position, results of operations or cash flows upon adoption.

Our market risk exposure relates primarily to commodity prices and interest rates. From time to time, we use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our credit facility. We do not enter into derivative instruments for speculative trading purposes. Our derivative instruments currently consist of commodity option contracts, a commodity swap contract and an interest rate swap contract. The Company is exposed to credit loss in the event of nonperformance by the counterparties; however, none is currently anticipated.

We measure the fair value of our derivatives by applying the income approach and our derivatives are classified within Level 2 of the valuation hierarchy. The fair values of our derivative assets and liabilities include adjustments for credit risk and were $1.6 million and $10.8 million, respectively, at September 30, 2009.

Commodity Derivatives. As of December 31, 2008, we did not have any open commodity derivative positions. During the third quarter of 2009, we entered into commodity option contracts and a commodity swap contract to manage our exposure to commodity price risk from sales of oil and natural gas during the fiscal year ended December 31, 2010. We have elected not to designate our commodity derivatives as hedging instruments. While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income from favorable price movements. As of September 30, 2009, our open commodity derivatives were as follows:

Zero Cost Collars – Oil
			Weighted Average		Fair Value
Effective	Termination	Notional	NYMEX Contract Price		Asset
Date	Date	Quantity (Bbls)	Floor	Ceiling	(in thousands)
1/1/2010	3/31/2010	517,500	$69.01	$79.80	468
4/1/2010	6/30/2010	386,750	69.84	83.82	507
7/1/2010	9/30/2010	208,000	69.84	85.51	222
10/1/2010	12/31/2010	243,350	69.74	86.22	91

		1,355,600	$69.50	$82.98	$1,288

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Zero Cost Collars – Natural Gas
		Notional	Weighted Average		Fair Value
Effective	Termination	Quantity	NYMEX Contract Price		Liability
Date	Date	(MMBtu)	Floor	Ceiling	(in thousands)
1/1/2010	3/31/2010	4,595,000	$5.00	$5.94	$(2,002)
4/1/2010	6/30/2010	3,380,500	5.00	6.14	(1,215)
7/1/2010	9/30/2010	1,545,500	5.00	6.60	(497)
10/1/2010	12/31/2010	1,831,800	5.00	8.35	(489)

		11,352,800	$5.00	$6.48	$(4,203)

Swap – Natural Gas
Effective Date	Termination Date	Notional Quantity (MMBtu)	Swap Price	Fair Value Liability (in thousands)
1/1/2010	12/31/2010	730,000	$5.71	$(348)

Changes in the fair value of our commodity derivative contracts are recognized currently in earnings. Our derivative loss for the three and nine months ended September 30, 2009 includes an unrealized loss of $3.3 million related to our commodity derivatives. Our derivative gain for the three months ended September 30, 2008 includes an unrealized gain of $27.6 million related to commodity derivatives offset by a realized loss of $11.2 million related to such derivatives. Our derivative loss for the nine months ended September 30, 2008 includes a realized loss of $29.8 million related to commodity derivatives offset by an unrealized gain of $10.9 million related to such derivatives.

At September 30, 2009, $1.5 million was included in prepaid expenses and other assets, $0.1 million was included in other assets, $4.3 million was included in accrued liabilities and $0.6 million was included in other liabilities related to our commodity derivative contracts.

Interest Rate Swap. Our interest rate swap contract served to hedge the risk associated with the variable LIBOR used to reset the floating rate of our Tranche B term loan facility. In May 2009, we repaid the Tranche B term loan facility in full with borrowings under the revolving loan facility. Because interest on borrowings under the revolving loan facility is also calculated based on a floating rate of interest (see Note 6), we elected to retain our interest rate swap. We pay the counterparty the equivalent of a fixed interest payment and receive from the counterparty the equivalent of a floating interest payment based on a 3-month LIBOR. All interest rate swap payments are made quarterly and the LIBOR is determined in advance of each interest period. The fixed interest rate of the swap is 5.21%. As of September 30, 2009, the total notional amount of the swap was $146.6 million.

Changes in the fair value of our interest rate swap are recognized currently in earnings. During the three and nine months ended September 30, 2009, we recorded realized losses of $1.7 million and $4.6 million, respectively, offset by unrealized gains of $1.2 million and $3.2 million, respectively, in earnings related to our interest rate swap. During the three months ended September 30, 2008, we recorded realized and unrealized losses of $0.9 million and $0.3 million, respectively, in earnings related to our interest rate swap. During the nine months ended September 30, 2008, we recorded a realized loss of $2.0 million in earnings related to our interest rate swap.

At September 30, 2009, the fair value of our interest rate swap was $5.9 million, all of which was included in accrued liabilities. The amount in accumulated other comprehensive loss of approximately $0.3 million (net of tax) at September 30, 2009 is related entirely to our interest rate swap (which was previously designated as a cash flow hedge) and will be recognized in earnings over the remaining term of the swap, which expires in August 2010.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Income Taxes

At September 30, 2009, we had a federal income tax receivable of $51.4 million, which consisted of carrybacks to 2007 of net operating losses generated in 2009 and 2008. During the quarter ended March 31, 2009, we received a refund of $17.7 million, consisting of a reimbursement of federal tax payments that were deposited in 2008. An income tax benefit of $0.5 million and $35.1 million was recorded during the three and nine months ended September 30, 2009, respectively, compared to income tax expense of $39.0 million and $150.9 million for the same periods of 2008. The income tax benefit for the nine months ended September 30, 2009 resulted from a net operating loss for tax purposes, only a portion of which is expected to be available to be carried back to 2007, which is the only open tax year that is currently available. Our effective tax rate for the quarter ended September 30, 2009 was approximately 29.0% and primarily reflects adjustments for prior year taxes and other discrete items. Our effective tax rate for the nine months ended September 30, 2009 was approximately 12.8% and primarily reflects the effect of a valuation allowance against our deferred tax assets. Our effective tax rate for the three and nine months ended September 30, 2008 was approximately 33% and 34%, respectively, and reflected the anticipated utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

9. Hurricane Remediation and Insurance Claims

During the third quarter of 2008, Hurricane Ike, and to a much lesser extent Hurricane Gustav, caused property damage and disruptions to our exploration and production activities. We currently have insurance coverage for named windstorms but we do not carry business interruption insurance. Our insurance policies in effect on the occurrence dates of Hurricanes Ike and Gustav had a retention of $10 million per occurrence that must be satisfied by us before we are indemnified for losses. In the fourth quarter of 2008, we satisfied our $10 million retention requirement for Hurricane Ike in connection with two platforms that were toppled and were deemed total losses. Our insurance coverage policy limits at the time of Hurricane Ike were $150 million for property damage due to named windstorms (excluding certain damage incurred at our marginal facilities) and $250 million for, among other things, removal of wreckage if mandated by any governmental authority. The damage we incurred as a result of Hurricane Gustav was well below our retention amount.

Below is a summary of our hurricane remediation costs related to lease operating expenses incurred during the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Incurred	$6,725	$35,685
Less amounts approved for payment under our insurance policies	(2,686)	(16,401)

Included in lease operating expenses	$4,039	$19,284

Included in lease operating expenses for the three and nine months ended September 30, 2008 are $1.3 million of remediation costs related to Hurricane Ike and $0.5 million of remediation costs related to Hurricane Gustav. Lease operating expenses will be offset in future periods to the extent that additional costs are recovered under our insurance policies.

We recognize insurance receivables with respect to capital, repair and plugging and abandonment costs as a result of hurricane damage when we deem those to be probable of collection. Our assessment of probability considers the review and approval of such costs by our insurance underwriters’ adjuster. Claims that have been processed in this manner have been paid on a timely basis.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

To the extent our insurance underwriters’ adjuster has reviewed work plans and other information provided by us in connection with our plugging and abandonment activities scheduled to be completed and that were accelerated by Hurricane Ike, and has indicated that our insurance policies provide coverage for such costs and they are within policy limits, we have recognized an insurance receivable. See Note 4 for additional information about the impact of Hurricane Ike on our asset retirement obligations.

Below is a reconciliation of our insurance receivables from December 31, 2008 to September 30, 2009 (in thousands):

Balance, December 31, 2008	$2,040

Costs approved under our insurance policies:
Capital	5,174
Remediation	16,401
Plugging and abandonment	11,126

Costs expected to be approved under our insurance policies:
Dismantlement and removal of two toppled platforms	39,949

Payments received:
Capital	(5,174)
Remediation	(15,755)
Plugging and abandonment	(10,283)

Balance, September 30, 2009	$43,478

At September 30, 2009, $2.7 million of remediation costs and $40.8 million related to the plugging and abandonment of wells and dismantlement of facilities damaged by Hurricane Ike are included in insurance receivables. We expect that our available cash and cash equivalents, cash flow from operations and the availability under our credit facility will be sufficient to meet any necessary expenditures that may exceed our insurance coverage for damages incurred as a result of Hurricanes Ike and Gustav.

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

The compensation expense associated with the restricted stock portion of the 2008 Bonus, less an allowance for estimated forfeitures, is being recognized over the requisite service period of four years beginning on January 1, 2008. Accrued liability amounts of approximately $2.9 million ($2.3 million at December 31, 2008) related to the recognition of compensation expense

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

during the service period prior to the issuance of the restricted shares were reclassified to additional paid-in capital during the nine months ended September 30, 2009 (see Note 11). Pursuant to the terms of the Bonus Plan, we have not met, nor do we expect to meet, any of the prerequisites and therefore have not accrued any amounts for a 2009 bonus.

11. Share-Based Compensation

We recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. A summary of share activity pursuant to our share-based payment plans for the nine months ended September 30, 2009, is as follows:

	Restricted Shares	Weighted Average Grant Date Price Per Share
Nonvested at December 31, 2008	233,703	$30.33
Granted	1,570,436	6.91
Vested	(30,495)	15.31
Forfeited	(63,733)	10.83

Nonvested at September 30, 2009	1,709,911	9.82

At September 30, 2009, there were 1,641,706 shares of common stock available for award under the Long-Term Incentive Compensation Plan and 618,891 shares of common stock available for award under the Directors Compensation Plan.

During the nine months ended September 30, 2009, a total of 1,538,116 restricted shares of our common stock were granted to employees pursuant to our share-based payment plans. With certain exceptions, these shares will vest in three equal installments with the first such installment vesting in December 2009, and the remainder, less any forfeited shares, vesting in December 2010 and 2011. During the nine months ended September 30, 2009, 26,185 restricted shares held by two former employees were vested early pursuant to the terms of the Bonus Plan.

Also during the nine months ended September 30, 2009, our non-employee directors were granted a total of 32,320 restricted shares of our common stock. With certain exceptions, shares granted to our non-employee directors vest in three equal installments on the first, second and third anniversaries from the date of grant. During the nine months ended September 30, 2009, 4,310 restricted shares held by our non-employee directors vested.

The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2009 and 2008 was $10.9 million and $6.6 million, respectively. The weighted average fair value of the shares that vested during the nine months ended September 30, 2009 and 2008 was $0.3 million and $0.6 million, respectively, based on the closing prices on the dates of vesting.

During the three months ended September 30, 2009 and 2008, total compensation expense under share-based payment arrangements was $1.7 million and $1.9 million, respectively. During the nine months ended September 30, 2009 and 2008, total compensation expense under share-based payment arrangements was $5.9 million and $6.1 million, respectively. As of September 30, 2009, there was $8.5 million of total unrecognized share-based compensation expense related to restricted shares issued. Such amount is expected to be recognized in the period beginning October 2009 and ending April 2012.

12. Earnings (Loss) Per Share

In accordance with the Earnings Per Share Topic of the Codification, effective January 1, 2009, the Company adopted certain amendments to the accounting principles relating to its calculation of earnings (loss) per share. The amendments provide that

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of these amendments did not have an effect on our basic and diluted loss per common share for the three and nine months ended September 30, 2009.

The following table presents the calculation of basic earnings (loss) per common share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(1,322)	$78,181	$(238,033)	$292,597
Less portion allocated to nonvested shares	—	452	—	1,560

Net income (loss) allocated to common shares	$(1,322)	$77,729	$(238,033)	$291,037

Weighted average common shares outstanding	74,659	75,913	75,089	75,909

Basic earnings (loss) per common share	$(0.02)	$1.02	$(3.17)	$3.83

Earnings per share data for the three and nine months ended September 30, 2008 has been calculated and restated retrospectively for comparability to the 2009 presentation, which resulted in a decrease of $0.01 from the amount previously reported as basic and diluted earnings per common share for the three months ended September 30, 2008 and a decrease of $0.02 from the amount previously reported as basic and diluted earnings per common share for the nine months ended September 30, 2008. Diluted earnings (loss) per common share is the same as basic earnings (loss) per common share because the nonvested shares outstanding during the periods are anti-dilutive.

13. Comprehensive Income (Loss)

Our comprehensive income (loss) for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(1,322)	$78,181	$(238,033)	$292,597
Amounts reclassified to income (1)	97	150	393	327

Comprehensive income (loss)	$(1,225)	$78,331	$(237,640)	$292,924

(1)	Includes amortization of amounts recorded in other comprehensive income upon the de-designation of our interest rate swap as a cash flow hedge. Amounts are net of income taxes.

14. Dividends

During the nine months ended September 30, 2009, we paid regular cash dividends of $0.09 per common share. During the nine months ended September 30, 2008, we paid regular cash dividends of $0.12 per common share and a special cash dividend of $30.0 million, or approximately $0.39 per common share. On November 4, 2009, our board of directors declared a cash dividend of $0.03 per common share, payable on December 17, 2009 to shareholders of record on November 17, 2009.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15. Contingencies

We are a party to various pending or threatened claims and complaints seeking damages or other remedies concerning our commercial operations and other matters in the ordinary course of our business. In addition, claims or contingencies may arise related to matters occurring prior to our acquisition of properties or related to matters occurring subsequent to our sale of properties. In certain cases, we have indemnified the sellers of properties we have acquired, and in other cases, we have indemnified the buyers of properties we have sold. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such an outcome may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Overview

W&T is an independent oil and natural gas producer focused in the Gulf of Mexico. W&T has grown through acquisitions, exploitation and exploration and currently holds working interests in approximately 82 producing fields in federal and state waters. The majority of our daily production is derived from wells we operate. The number of fields in which we have a working interest has decreased since the end of 2008 due to the sale of various non-core properties and the expiration of leases. On October 29, 2009, we closed on the sale of 36 non-core oil and natural gas fields to a third party producer, subject to the terms of the purchase and sale agreement. The sale was effective August 1, 2009. Production from these fields represented approximately 9% of our total October production.

Our financial condition, cash flow and results of operations are significantly affected by the volume of our oil and natural gas production and the price that we receive for such production. Our production volume for September was comprised of approximately 47% oil and 53% natural gas, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. During the nine months ended September 30, 2009, our combined total production of oil and natural gas was approximately 12.0% lower compared to the same period in 2008.

Oil and natural gas prices have been and are expected to remain volatile. During the second half of 2008, the prices of oil and natural gas decreased significantly in response to turmoil in the financial markets and a global economic recession. While oil prices have increased considerably since the end of 2008, natural gas prices have continued to be weak, especially compared to our costs per Mcfe, in the wake of decreased demand related to current economic conditions, increased supply and increased levels of natural gas in storage. The price of oil was approximately $67 per barrel at the end of September 2009, representing an increase of 63% from approximately $41 per barrel at the end of 2008. The price of natural gas was approximately $3.30 per Mcf at the end of September 2009, representing a decrease of 42% from approximately $5.70 per Mcf at the end of 2008. During the nine months ended September 30, 2009, the average realized sales prices of our oil and natural gas were $50.82 per barrel and $3.98 per Mcf, respectively. Although our average realized sales prices for oil and natural gas were lower in 2009 compared to 2008, the costs of goods and services that we consume in our normal operations remained proportionately high in the first half of 2009 as a result of commitments in 2008, which dramatically reduced our cash flows. Continued lower prices will negatively impact our future oil and natural gas revenues, earnings and liquidity. Declines in oil and natural gas prices after September 30, 2009 could result in ceiling test impairments of the carrying value of our oil and natural gas properties, issues with financial ratio compliance, and a reduction of the borrowing base associated with our credit agreement. Such declines may limit the willingness of financial institutions and investors to provide borrowings or capital to us and others in the oil and natural gas industry.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	%	2009	2008	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil	$118,548	$173,970	$(55,422)	(31.9)%	$270,675	$641,556	$(370,881)	(57.8)%
Natural gas	43,222	115,743	(72,521)	(62.7)%	158,938	465,509	(306,571)	(65.9)%
Other (1)	5,272	80	5,192	NM	5,283	238	5,045	NM

Total revenues	167,042	289,793	(122,751)	(42.4)%	434,896	1,107,303	(672,407)	(60.7)%
Operating costs and expenses:
Lease operating expenses (2)	53,820	52,403	1,417	2.7%	158,131	156,554	1,577	1.0%
Production taxes	174	2,671	(2,497)	(93.5)%	1,464	8,033	(6,569)	(81.8)%
Gathering and transportation	4,050	3,536	514	14.5%	10,400	14,920	(4,520)	(30.3)%
Depreciation, depletion, amortization and accretion	88,073	113,872	(25,799)	(22.7)%	264,203	413,195	(148,992)	(36.1)%
Impairment of oil and natural gas properties (3)	—	—	—	—	205,030	—	205,030	—
General and administrative expenses	9,758	10,657	(899)	(8.4)%	31,925	34,294	(2,369)	(6.9)%
Derivative loss (gain)	3,845	(15,174)	19,019	(125.3)%	4,697	20,897	(16,200)	(77.5)%

Total costs and expenses	159,720	167,965	(8,245)	(4.9)%	675,850	647,893	27,957	4.3%

Operating income (loss)	7,322	121,828	(114,506)	(94.0)%	(240,954)	459,410	(700,364)	(152.4)%
Interest expense, net of amounts capitalized	9,222	8,766	456	5.2%	29,967	25,170	4,797	19.1%
Loss on extinguishment of debt	—	—	—	—	2,926	—	2,926	—
Other income	39	4,140	(4,101)	(99.1)%	762	9,271	(8,509)	(91.8)%

Income (loss) before income tax expense (benefit)	(1,861)	117,202	(119,063)	(101.6)%	(273,085)	443,511	(716,596)	(161.6)%
Income tax expense (benefit)	(539)	39,021	(39,560)	(101.4)%	(35,052)	150,914	(185,966)	(123.2)%

Net income (loss)	$(1,322)	$78,181	$(79,503)	(101.7)%	$(238,033)	$292,597	$(530,630)	(181.4)%

Basic and diluted earnings (loss) per common share (4)	$(0.02)	$1.02	$(1.04)	(102.0)%	$(3.17)	$3.83	$(7.00)	(182.8)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	%	2009	2008	Change	%
Operating:
Net sales:
Natural gas (Bcf)	14.0	10.9	3.1	28.4%	39.9	45.6	(5.7)	(12.5)%
Oil (MMBbls)	1.9	1.5	0.4	26.7%	5.3	6.0	(0.7)	(11.7)%
Total natural gas and oil (Bcfe) (5)	25.7	19.9	5.8	29.1%	71.9	81.7	(9.8)	(12.0)%

Average daily equivalent sales (MMcfe/d)	278.9	216.1	62.8	29.1%	263.3	298.0	(34.7)	(11.6)%

Average realized sales prices:
Natural gas ($/Mcf)	$3.08	$10.60	$(7.52)	(70.9)%	$3.98	$10.21	$(6.23)	(61.0)%
Oil ($/Bbl)	61.09	116.54	(55.45)	(47.6)%	50.82	106.71	(55.89)	(52.4)%
Natural gas equivalent ($/Mcfe)	6.30	14.57	(8.27)	(56.8)%	5.98	13.56	(7.58)	(55.9)%

Average per Mcfe ($/Mcfe):
Lease operating expenses (2)	$2.10	$2.64	$(0.54)	(20.5)%	$2.20	$1.92	$0.28	14.6%
Gathering and transportation costs and production taxes	0.16	0.31	(0.15)	(48.4)%	0.17	0.28	(0.11)	(39.3)%
Depreciation, depletion, amortization and accretion	3.43	5.73	(2.30)	(40.1)%	3.68	5.06	(1.38)	(27.3)%
General and administrative expenses	0.38	0.54	(0.16)	(29.6)%	0.44	0.42	0.02	4.8%

	$6.07	$9.22	$(3.15)	(34.2)%	$6.49	$7.68	$(1.19)	(15.5)%

Total number of wells drilled (gross)	1	6	(5)	(83.3)%	11	20	(9)	(45.0)%
Total number of productive wells drilled (gross)	1	4	(3)	(75.0)%	8	16	(8)	(50.0)%

(1)	Percentage change not meaningful (“NM”).
(2)	Included in lease operating expenses for the three and nine months ended September 30, 2009 are hurricane remediation costs of $4.0 million and $19.3 million, respectively, related to Hurricanes Ike and Gustav that were either not yet approved by our insurance underwriters’ adjuster or were not covered by insurance. Included in lease operating expenses for the three and nine months ended September 30, 2008 are $1.3 million of remediation costs related to Hurricane Ike and $0.5 million of remediation costs related to Hurricane Gustav that were not covered by insurance.

(3)	At March 31, 2009, we recorded a ceiling test impairment of our oil and natural gas properties of $205.0 million through application of the full cost ceiling limitation as prescribed by the SEC, primarily as a result of lower natural gas prices at March 31, 2009, as compared to December 31, 2008. We did not have a ceiling test impairment during the three months ended September 30, 2009 or the three and nine months ended September 30, 2008.
(4)	Basic and diluted earnings per share for the three and nine months ended September 30, 2008 have been calculated and restated retrospectively in accordance with certain amendments to the Earnings Per Share Topic of the Codification which were adopted by the Company effective January 1, 2009.
(5)	One billion cubic feet equivalent (Bcfe), one million cubic feet equivalent (MMcfe) and one thousand cubic feet equivalent (Mcfe) are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding).

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues. Revenues decreased $122.7 million to $167.0 million for the three months ended September 30, 2009 as compared to the same period in 2008. Oil revenues decreased $55.4 million, natural gas revenues decreased $72.5 million and other revenues increased $5.2 million. The oil revenue decrease was primarily attributable to a 47.6% decrease in the average realized oil price to $61.09 per barrel for the three months ended September 30, 2009 from $116.54 per barrel for the same period in 2008, partially offset by a 26.7% increase in sales volumes. The natural gas revenue decrease resulted from a 70.9% decrease in the average realized natural gas price to $3.08 per Mcf in the 2009 period from $10.60 per Mcf in the 2008 period, partially offset by a 28.4% increase in sales volumes. The sales volume increases for oil and natural gas are primarily attributable to resumed production from properties that underwent hurricane repairs, partially offset by reductions from the sale of one of our fields in Louisiana state waters and natural reservoir declines in 2009. Production of approximately 9 MMcfe per day is currently shut-in due to hurricane damage and we expect the majority of this production will be reestablished in the first half of 2010. The increase in other revenues primarily relates to allowable reductions of cash payments for royalties owed to the Minerals Management Service (“MMS”) for transportation of their deepwater production through our subsea pipeline systems.

Lease operating expenses. Lease operating expenses, which include base lease operating expenses, insurance costs, workovers and maintenance on our facilities, decreased to $2.10 per Mcfe in the third quarter of 2009 from $2.64 per Mcfe in the third quarter of 2008. Higher production volumes during the 2009 period resulted in a decrease in lease operating expenses per Mcfe of $0.60, which was partially offset by an increase of $0.06 per Mcfe caused by higher lease operating expenses. On a nominal basis, lease operating expenses increased $1.4 million to $53.8 million in the third quarter of 2009, compared to the third quarter of 2008. The increase of $1.4 million is attributable to increases in insurance costs and workovers of $3.1 million and $3.5 million, respectively, offset by decreases in base lease operating expenses of $3.0 million and facility expenditures of $4.4 million, respectively. Also included in lease operating expenses for the 2009 period are $4.0 million of hurricane remediation costs related to Hurricanes Ike and Gustav that were either not yet approved by our insurance underwriters’ adjuster or were not covered by insurance. Included in lease operating expenses for the three and nine months ended September 30, 2008 are $1.3 million of remediation costs related to Hurricane Ike and $0.5 million of remediation costs related to Hurricane Gustav. Lease operating expenses will be offset in future periods to the extent that these costs are recovered under our insurance policies. The decrease in base lease operating expenses primarily reflects lower overall service and supply costs and the sale of one of our fields in Louisiana state waters in 2009. The increase in workover costs is related to numerous projects undertaken in the third quarter of 2009 to stimulate and restore production at various wells. The decrease in facility expenditures relates to several projects that were completed in 2008 that did not recur in 2009.

Production taxes. Production taxes decreased to $0.2 million for the three months ended September 30, 2009 from $2.7 million for the same period in 2008 primarily due to the sale of one of our fields in Louisiana state waters, lower production from fields in state waters of Texas and Louisiana and lower realized prices on sales of our oil and natural gas in 2009. Most of our production is from federal waters where there are no production taxes.

Gathering and transportation costs. Gathering and transportation costs increased to $4.1 million for the three months ended September 30, 2009 from $3.5 million for the same period in 2008 primarily due to lower production volumes in the 2008 period resulting from production shut-ins caused by Hurricanes Ike and Gustav, partially offset by a reduction in costs attributable to the sale of one of our fields in Louisiana state waters in 2009.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion (“DD&A”) decreased to $88.1 million for the quarter ended September 30, 2009 from $113.9 million for the same period in 2008. DD&A decreased due to a lower depreciable base (resulting from ceiling test impairments of $1.2 billion and $205.0 million recognized at the end of 2008 and the first quarter of 2009, respectively, and a net reduction of our asset retirement obligations of $79.3 million from the sale of certain assets and revisions to our estimates), partially offset by higher volumes of oil and natural gas produced and lower oil and natural gas reserves, compared to 2008. On a per Mcfe basis, DD&A was $3.43 for the quarter ended September 30, 2009, compared to $5.73 for the quarter ended September 30, 2008.

General and administrative expenses. General and administrative expenses (“G&A”) decreased to $9.8 million for the three months ended September 30, 2009 from $10.7 million for the same period in 2008, primarily due to lower incentive compensation and travel expenses, partially offset by reduced overhead credits billed to joint operators. On a per Mcfe basis, G&A was $0.38 per Mcfe for the three months ended September 30, 2009, compared to $0.54 per Mcfe for the same period in 2008.

Derivative loss/gain. For the quarter ended September 30, 2009, our derivative loss of $3.8 million included an unrealized loss of $3.3 million related to our commodity derivative contracts. Also included in the 2009 period is a realized loss of $1.7 million related to our interest rate swap offset by an unrealized gain of $1.2 million related to our interest rate swap. For the quarter ended September 30, 2008, our derivative gain of $15.2 million consisted of an unrealized gain of $27.6 million related to commodity derivatives offset by a realized loss of $11.2 million related to such derivatives. Also included in the 2008 period are realized and unrealized losses of $0.9 million and $0.3 million, respectively, related to our interest rate swap. For additional details about our derivatives, refer to Item 1 Financial Statements – Note 7 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $11.1 million for the quarter ended September 30, 2009 from $13.4 million for the quarter ended September 30, 2008 primarily due to lower interest rates and lower debt outstanding during the 2009 period. During the 2009 and 2008 periods, $1.9 million and $4.6 million, respectively, of interest expense was capitalized to unevaluated oil and natural gas properties.

Other income. Other income, consisting of interest income, decreased to $39 thousand for the quarter ended September 30, 2009 from $4.1 million for the same period in 2008 due to lower average daily cash balances and a reduction in market interest rates received on invested cash.

Income tax expense/benefit. An income tax benefit of $0.5 million was recorded during the three months ended September 30, 2009, compared to income tax expense of $39.0 million for the same period in 2008. The income tax benefit in 2009 resulted from a net operating loss for tax purposes, only a portion of which is expected to be available to be carried back to 2007, which is the only open tax year that is currently available. Our effective tax rate for the quarter ended September 30, 2009 was approximately 29.0% and primarily reflects adjustments for prior year taxes and other discrete items. Our effective tax rate for the three months ended September 30, 2008 was approximately 33% and reflected the anticipated utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues. Revenues decreased $672.4 million to $434.9 million for the nine months ended September 30, 2009 as compared to the same period in 2008. Oil revenues decreased $370.9 million, natural gas revenues decreased $306.5 million and other revenues increased $5.0 million. The oil revenue decrease was primarily attributable to a 52.4% decrease in the average realized oil price to $50.82 per barrel for the nine months ended September 30, 2009 from $106.71 per barrel for the same period in 2008, as well as an 11.7% decrease in sales volumes. The natural gas revenue decrease resulted from a 61.0% decrease in the average realized natural gas price to $3.98 per Mcf in the 2009 period from $10.21 per Mcf in the 2008 period, as well as a 12.5% decrease in sales volumes. The sales volume decreases for oil and natural gas are primarily attributable to the deferral of production caused by Hurricanes Gustav and Ike in 2008, the sale of one of our fields in Louisiana state waters and natural reservoir declines. During the first nine months of 2009, production of approximately 39 MMcfe per day, on average, remained shut-in due to hurricane damage. Production of approximately 9 MMcfe per day is currently shut-in due to hurricane damage and we expect the majority of this production will be reestablished in the first half of 2010. The increase in other revenues primarily relates to allowable reductions of cash payments for royalties owed to the MMS for transportation of their deepwater production through our subsea pipeline systems.

Lease operating expenses. Lease operating expenses increased to $2.20 per Mcfe for the nine months ended September 30, 2009 from $1.92 per Mcfe in the same period in 2008. Lower production volumes without a corresponding decrease in operating expenses during the 2009 period resulted in the increase in lease operating expenses per Mcfe. On a nominal basis, lease operating expenses increased $1.6 million to $158.1 million during the nine months ended September 30, 2009, compared to the same period in 2008. The increase of $1.6 million is attributable to increases in insurance costs and workovers of $1.1 million and $0.1 million, respectively, offset by decreases in base lease operating expenses of $10.2 million and facility expenditures of $6.9 million, respectively. Also included in lease operating expenses for the 2009 period are $19.3 million of hurricane remediation costs related to Hurricanes Ike and Gustav that were either not yet approved by our insurance underwriters’ adjuster or were not covered by insurance. Included in lease operating expenses for the three and nine months ended September 30, 2008 are $1.3 million of remediation costs related to Hurricane Ike and $0.5 million of remediation costs related to Hurricane Gustav. Lease operating expenses will be offset in future periods to the extent that these costs are recovered under our insurance policies. The decrease in base lease operating expenses primarily reflects lower overall service and supply costs and the sale of one of our fields in Louisiana state waters in 2009. The decrease in facility expenditures relates to several projects that were completed in 2008 that did not recur in 2009.

Production taxes. Production taxes decreased to $1.5 million for the nine months ended September 30, 2009 from $8.0 million for the same period in 2008 primarily due to the sale of one of our fields in Louisiana state waters, lower production from fields in state waters of Texas and Louisiana and lower realized prices on sales of our oil and natural gas in 2009. Most of our production is from federal waters where there are no production taxes.

Gathering and transportation costs. Gathering and transportation costs decreased to $10.4 million for the nine months ended September 30, 2009 from $14.9 million for the same period in 2008 primarily due to lower production volumes of oil and natural gas and the sale of one of our fields in Louisiana state waters in 2009.

Depreciation, depletion, amortization and accretion. DD&A decreased to $264.2 million for the nine months ended September 30, 2009 from $413.2 million for the same period in 2008. DD&A decreased due to lower volumes of oil and natural gas produced and a lower depreciable base (resulting from ceiling test impairments of $1.2 billion and $205.0 million recognized at the end of 2008 and the first quarter of 2009, respectively, and a net reduction of our asset retirement obligations of $79.3 million from the sale of certain assets and revisions to our estimates), partially offset by lower oil and natural gas reserves, compared to 2008. On a per Mcfe basis, DD&A was $3.68 for the nine months ended September 30, 2009, compared to $5.06 for the same period in 2008.

Impairment of oil and natural gas properties. At March 31, 2009, we recorded a ceiling test impairment of our oil and natural gas properties of $205.0 million through application of the full cost ceiling limitation as prescribed by the SEC, primarily as a result of lower natural gas prices at March 31, 2009, as compared to December 31, 2008. We did not have a ceiling test impairment during the nine months ended September 30, 2008.

General and administrative expenses. G&A decreased to $31.9 million for the nine months ended September 30, 2009 from $34.3 million for the same period in 2008, primarily due to lower incentive compensation and travel expenses, partially offset by higher fees for professional and contract services and reduced overhead credits billed to joint operators. On a per Mcfe basis, G&A was $0.44 per Mcfe for the nine months ended September 30, 2009, compared to $0.42 per Mcfe for the same period in 2008.

Derivative loss. For the nine months ended September 30, 2009, our derivative loss of $4.7 million included an unrealized loss of $3.3 million related to our commodity derivative contracts. Also included in the 2009 period is a realized loss of $4.6 million related to our interest rate swap offset by an unrealized gain of $3.2 million related to our interest rate swap. For the nine months ended September 30, 2008, our derivative loss of $20.9 million consisted of a realized loss of $29.8 million related to commodity derivatives offset by an unrealized gain of $10.9 million related to such derivatives. Also included in the 2008 period is a realized loss of $2.0 million related to our interest rate swap. For additional details about our derivatives, refer to Item 1 Financial Statements – Note 7 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $35.3 million for the nine months ended September 30, 2009 from $40.2 million for the nine months ended September 30, 2008 primarily due to lower interest rates and lower debt outstanding during the 2009 period. During the 2009 and 2008 periods, $5.4 million and $15.0 million, respectively, of interest expense was capitalized to unevaluated oil and natural gas properties.

Loss on extinguishment of debt. In May 2009, we repaid the Tranche B term loan facility in full with borrowings under our revolving loan facility. During the nine months ended September 30, 2009, we recorded a loss of $2.9 million related to the write-off of all the deferred financing costs related to the Tranche B term loan facility and the write-off of a portion of the deferred financing costs related to the revolving loan facility, as well as the incurrence of other incidental costs in connection with the payoff of the Tranche B term loan facility.

Other income. Other income, consisting of interest income, decreased to $0.8 million for the nine months ended September 30, 2009 from $9.3 million for the same period in 2008 due to lower average daily cash balances and a reduction in market interest rates received on invested cash.

Income tax expense/benefit. An income tax benefit of $35.1 million was recorded during the nine months ended September 30, 2009, compared to income tax expense of $150.9 million for the same period in 2008. The income tax benefit in 2009 resulted from a net operating loss for tax purposes, only a portion of which is expected to be available to be carried back to 2007, which is the only open tax year that is currently available. Our effective tax rate for the nine months ended September 30, 2009 was approximately 12.8% and primarily reflects the effect of a valuation allowance for our deferred tax assets. Our effective tax rate for the nine months ended September 30, 2008 was approximately 34% and reflected the anticipated utilization of the deduction attributable to qualified domestic production activities under Section 199 of the Internal Revenue Code.

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

Cash flow and working capital. Net cash provided by operating activities for the nine months ended September 30, 2009 was $91.9 million, compared to net cash provided by operating activities of $1.0 billion for the comparable period in 2008. Net cash used in investing activities totaled $263.1 million and $625.5 million during the first nine months of 2009 and 2008, respectively, which primarily represents our investment in oil and natural gas properties. As explained above, our operating results are significantly worse in 2009 compared to 2008, and our working capital usage has increased considerably. As a result of the lower operating cash flow in 2009, we established our capital spending in 2009 to be well below 2008 levels. At September 30, 2009, we had a cash balance of $107.3 million and we had $262.3 million of undrawn capacity under the revolving portion of the Credit Agreement. We believe that cash provided by operations, borrowings available under our revolving loan facility and other external sources of liquidity should be sufficient to fund our ongoing cash requirements.

While oil prices have increased considerably since the end of 2008, natural gas prices have continued to be weak, especially compared to our costs per Mcfe, in the wake of decreased demand related to current economic conditions, increased supply and increased levels of natural gas in storage. At the end of 2008, the price of oil was approximately $41 per barrel, and during the first nine months of 2009 the average realized sales price of our oil increased to $50.82 per barrel. The price of oil was approximately $67 and $74 per barrel at the end of September and October 2009, respectively. At the end of 2008, the price of natural gas was approximately $5.70 per Mcf, and during the first nine months of 2009 the average realized sales price of our natural gas decreased to $3.98 per Mcf. The price of natural gas was approximately $3.30 and $4.10 per Mcf at the end of September and October 2009, respectively. Although our average realized sales prices for oil and natural gas were lower in 2009 compared to 2008, the costs of goods and services that we consume in our normal operations remained proportionately high in the first half of 2009 as a result of commitments in 2008, which dramatically reduced our cash flows.

As a result of Hurricanes Ike and Gustav, our production and cash flow were negatively affected by the downtime experienced by third party pipelines and processing facilities and, to a lesser extent, by damage to our facilities. Prior to Hurricane Gustav in late August 2008, our production was averaging approximately 324 MMcfe per day. During the fourth quarter of 2008, our production averaged approximately 176 MMcfe per day and during the first nine months of 2009, our production averaged approximately 263 MMcfe per day due to both hurricane damage and natural reservoir declines. Production of approximately 9 MMcfe per day is currently shut-in due to hurricane damage and we expect the majority of this production will be reestablished in the first half of 2010. As a result of both lower production volumes and significantly lower oil and natural gas prices, our operating cash flow for the first nine months of 2009 was substantially lower than the corresponding period in 2008. At current price levels and production volumes, cash flows will continue to be below the levels achieved in 2008.

From time to time, we use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our credit facility. In the third quarter of 2009, we entered into commodity swap and option contracts relating to approximately 20 Bcfe of our anticipated production in 2010. We also have an interest rate swap contract that serves to manage the risk associated with the floating rate of interest on our revolving loan facility. For additional details about our derivatives, refer to Item 1 Financial Statements – Note 7 – Derivative Financial Instruments.

Disruptions in the Capital Markets and Impact on Liquidity. Although there have been significant disruptions in the U.S. and global capital markets, we have not experienced any disruptions to our liquidity. Availability under the Credit Agreement is subject to a semi-annual borrowing base redetermination (March and September) set at the discretion of our lenders. The amount of the borrowing base is calculated by our lenders based on their valuation of our proved reserves and their own internal criteria. In April 2009, our lenders reduced the borrowing base from $710 million to $405.5 million. In May 2009, the Company paid in full the Tranche B term loan facility outstanding balance of $204.75 million, plus accrued and unpaid interest of $0.7 million, with borrowings under the revolving loan facility. At September 30, 2009, our cash on hand was $107.3 million and we had $262.3 million of undrawn capacity under our revolving loan facility, which matures in 2012. On November 4, 2009, our borrowing base of $405.5 million was reaffirmed by our lenders. Sixteen lenders participate in our revolving loan facility and we do not anticipate any of them being unable to satisfy their obligations under the Credit Agreement. We do not anticipate any immediate need for access to the capital markets. However, because of the continuing restrictions in the capital markets and our current credit rating, it could be difficult and/or expensive to obtain debt or equity capital funding in the future.

Hurricane Remediation and Insurance Claims. During the third quarter of 2008, Hurricane Ike, and to a much lesser extent Hurricane Gustav, caused property damage and disruptions to our exploration and production activities. We currently have insurance coverage for named windstorms but we do not carry business interruption insurance. Our insurance policies in effect on the occurrence dates of Hurricanes Ike and Gustav had a retention of $10 million per occurrence that must be satisfied by us before we are indemnified for losses. In the fourth quarter of 2008, we satisfied our $10 million retention requirement for Hurricane Ike in connection with two platforms that were toppled and were deemed total losses. Our insurance coverage policy limits at the time of Hurricane Ike were $150 million for property damage due to named windstorms (excluding certain damage incurred at our marginal facilities) and $250 million for, among other things, removal of wreckage if mandated by any governmental authority. The damage we incurred as a result of Hurricane Gustav was well below our retention amount.

For a summary of our hurricane remediation costs related to lease operating expenses incurred during the three and nine months ended September 30, 2009, refer to Item 1 Financial Statements – Note 9 – Hurricane Remediation and Insurance Claims. Included in lease operating expenses for the three and nine months ended September 30, 2008 are $1.3 million of remediation costs related to Hurricane Ike and $0.5 million of remediation costs related to Hurricane Gustav. Lease operating expenses will be offset in future periods to the extent that additional costs are recovered under our insurance policies.

We recognize insurance receivables with respect to capital, repair and plugging and abandonment costs as a result of hurricane damage when we deem those to be probable of collection. Our assessment of probability considers the review and approval of such costs by our insurance underwriters’ adjuster. Claims that have been processed in this manner have been paid on a timely basis.

To the extent our insurance underwriters’ adjuster has reviewed work plans and other information provided by us in connection with our plugging and abandonment activities scheduled to be completed and that were accelerated by Hurricane Ike, and has indicated that our insurance policies provide coverage for such costs and they are within policy limits, we have recognized an insurance receivable. See Item 1 Financial Statements – Note 4 – Asset Retirement Obligations for additional information about the impact of Hurricane Ike on our asset retirement obligations.

At September 30, 2009, $2.7 million of remediation costs and $40.8 million related to the plugging and abandonment of wells and dismantlement of facilities damaged by Hurricane Ike are included in insurance receivables. Refer to Item 1 Financial Statements – Note 9 – Hurricane Remediation and Insurance Claims for a reconciliation of our insurance receivables from December 31, 2008 to September 30, 2009. We expect that our available cash and cash equivalents, cash flow from operations and the availability under our credit facility will be sufficient to meet any necessary expenditures that may exceed our insurance coverage for damages incurred as a result of Hurricanes Ike and Gustav.

Due to increased insurance claims in recent years associated with hurricanes in the Gulf of Mexico and continuing restrictions in the capital markets, property damage and well control insurance coverage has become more limited and the cost of such coverage has increased. In June 2009, we renewed our insurance policies covering well control and hurricane damage at a cost of approximately $35 million. The current policy limits for well control and hurricane damage are $100 million and $85 million, respectively, with an additional $100 million for well control and hurricane damage on our Ship Shoal 349 field. A retention of $35 million per occurrence must be satisfied by us before we are indemnified for losses, and certain properties we have deemed as non-core are not covered for hurricane damage. However, properties representing approximately 86.5% of our PV-10 value at December 31, 2008 are covered under our new insurance policies for hurricane damage. Our insurers may not continue to offer this type and level of coverage to us, or our costs may increase substantially as a result of increased premiums and the increased risk of uninsured losses that may have been previously insured, all of which could have a material adverse effect on our financial condition and results of operations. We are also exposed to the possibility that in the future we will be unable to buy insurance at any price or that if we do have a claim, the insurance companies will not pay our claim. However, we are not aware of any financial issues related to any of our insurance underwriters that would affect their ability to pay claims. On May 1, 2009, we renewed our general and excess liability insurance policies. We do not carry business interruption insurance.

Capital expenditures. The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil and natural gas, anticipated operating cash flow, acquisition opportunities and the results of our exploration and development activities. For the nine months ended September 30, 2009, our capital expenditures for oil and natural gas properties and equipment of $276.0 million included $89.7 million for exploration activities, $167.1 million for development activities and $19.2 million for seismic, capitalized interest and other leasehold costs. Our development and exploration capital expenditures consisted of $216.2 million on the conventional shelf and other projects, $39.0 million in the deepwater and $1.6 million on the deep shelf. Our capital expenditures for the nine months ended September 30, 2009 were financed by cash from operating activities and cash on hand.

As a result of continued economic uncertainty and significantly lower cash flows, our drilling and capital expenditures in 2009 will be significantly less than our drilling and capital expenditures in 2008. We have completed the majority of our drilling program for 2009 and just recently completed the development of our Green Canyon Block 646 prospect (“Daniel Boone”), which is currently producing approximately 6,000 Bbls of oil (gross) per day. Capital expenditures for 2009 are expected to approximate $290 million.

Long-term debt. During the first quarter of 2009, we made a principal payment of $0.8 million on our Tranche B term loan facility. In May 2009, we paid in full the Tranche B term loan facility outstanding balance of $204.75 million, plus accrued and unpaid interest of $0.7 million, with borrowings under the revolving loan facility. In June 2009, we repaid $62.9 million of borrowings under the revolving loan facility. During the nine months ended September 30, 2009, we recorded a loss of $2.9 million related to the write-off of all the deferred financing costs related to the Tranche B term loan facility and the write-off of a portion of the deferred financing costs related to the revolving loan facility, as well as the incurrence of other incidental costs in connection with the payoff of the Tranche B term loan facility. At September 30, 2009, borrowings of $142.5 million were outstanding on our revolving loan facility, all of which are classified as long-term. Also at September 30, 2009, we had $0.7 million of letters of credit outstanding and we had $262.3 million of undrawn capacity under the revolving loan facility. Borrowings outstanding under our 8.25% Senior notes were $450.0 million at September 30, 2009, all of which are classified as long-term. For additional details about our long-term debt, refer to Item 1 Financial Statements – Note 6 – Long-Term Debt.

As discussed above, our borrowing base under the Credit Agreement was redetermined by our lenders in April 2009, resulting in a new borrowing base of $405.5 million, of which $262.3 million was available for borrowing as of September 30, 2009. On November 4, 2009, our borrowing base of $405.5 million was reaffirmed by our lenders. The Credit Agreement contains various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio and a maximum leverage ratio, as such ratios are defined in the Credit Agreement. In connection with the April 2009 borrowing base redetermination, we amended the maximum leverage ratio, which is the ratio of total debt to EBITDA (as those terms are defined in the Credit Agreement), to be 3.75 to 1 for the four quarters ended September 30, 2009, 3.50 to 1 for the four quarters ended December 31, 2009, 3.25 to 1 for the four quarters ended March 31, 2010 and 3.00 to 1 thereafter. We were in compliance with all applicable covenants of the Credit Agreement as of September 30, 2009.

Asset retirement obligations. Thus far in 2009, we have reduced our asset retirement obligations by $75.4 million for work performed to settle our liabilities (which includes $33.5 million to plug and abandon wells and facilities damaged by Hurricane Ike) and by $75.2 million for asset dispositions. In addition, we decreased our estimates of future asset retirement obligations by $67.3 million, the majority of which relates to recent cost reductions we experienced in the marketplace for decommissioning, site clearance and removal of certain of our operated structures and pipelines. Conversely, our estimated asset retirement obligations increased by $63.1 million, the majority of which relates to revised estimates for the dismantlement of two operated platforms that were toppled during Hurricane Ike and the plugging and abandonment of the associated wells. The remainder of the increase relates to revised estimates related to other wells and facilities damaged by such storm. We anticipate fully funding our remaining 2009 expenditures for asset retirement obligations with internally generated cash flow, cash on hand and proceeds from insurance. For additional details about our asset retirement obligations, refer to Item 1 Financial Statements – Note 4 – Asset Retirement Obligations.

Dividends. During the nine months ended September 30, 2009, we paid regular cash dividends of $0.09 per common share. During the nine months ended September 30, 2008, we paid regular cash dividends of $0.12 per common share and a special cash dividend of $30.0 million, or approximately $0.39 per common share. On November 4, 2009, our board of directors declared a cash dividend of $0.03 per common share, payable on December 17, 2009 to shareholders of record on November 17, 2009.

Repurchases of common stock. In March 2009, we announced by press release a $25 million stock repurchase program. Under the program, shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions or accelerated share repurchase programs through December 31, 2009, in accordance with Rule 10b-18 under the Exchange Act. The timing and actual number of shares purchased will depend on a variety of factors, such as the price of our common stock, corporate and regulatory requirements, alternative investment opportunities and other market and economic conditions. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. Repurchases will be funded with cash on hand. In March 2009, we purchased 1,429,486 shares of our common stock for approximately $9.2 million in the open market in accordance with the repurchase program. No other share repurchases have occurred in 2009.

Contractual obligations. Except as described in “Long-term debt” and “Asset retirement obligations” above, information about contractual obligations for the nine months ended September 30, 2009, did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three and nine months ended September 30, 2009, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 except as noted below. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2008.

Commodity Price Risk. Our revenues, profitability and future rate of growth substantially depend upon market prices of oil and natural gas, which fluctuate widely. Oil and natural gas price declines and volatility have adversely affected our revenues, net cash provided by operating activities and profitability. In the third quarter of 2009, we entered into commodity swap and option contracts relating to approximately 20 Bcfe of our anticipated production in 2010 to mitigate commodity price risk. While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income if oil and natural gas prices were to rise substantially over the price established by the hedge. We do not enter into derivative instruments for speculative trading purposes. For additional details about our commodity derivatives, refer to Item 1. Financial Statements – Note 7 – Derivative Financial Instruments.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of September 30, 2009 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 28 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

W&T OFFSHORE, INC.

By:	/S/ JOHN D. GIBBONS
John D. Gibbons
Senior Vice President, Chief Financial Officer and Chief Accounting Officer, duly authorized to sign on behalf of the registrant

EXHIBIT INDEX

Exhibit Number	Description

10.1	Indemnification and Hold Harmless Agreement, dated August 5, 2009, by and between B. Frank Stanley and the Company. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, filed May 1, 2004 (File No. 333-115103)).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.