Form 10-Q
period 2011-03-31
W&T OFFSHORE INC
filed 2011-04-27
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 26, 2011, there were 74,471,309 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(In thousands, except share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,393	$28,655
Receivables:
Oil and natural gas sales	82,346	79,911
Joint interest and other	22,180	25,415
Insurance	3,875	1,014
Income taxes	723	—

Total receivables	109,124	106,340
Deferred income taxes	12,442	5,784
Prepaid expenses and other assets	16,371	23,426

Total current assets	196,330	164,205
Property and equipment – at cost:
Oil and natural gas properties and equipment (full cost method, of which $66,596 at March 31, 2011 and $65,419 at December 31, 2010 were excluded from amortization)	5,263,334	5,225,582
Furniture, fixtures and other	15,921	15,841

Total property and equipment	5,279,255	5,241,423
Less accumulated depreciation, depletion and amortization	4,087,133	4,021,395

Net property and equipment	1,192,122	1,220,028
Restricted deposits for asset retirement obligations	32,206	30,636
Deferred income taxes	—	2,819
Other assets	6,495	6,406

Total assets	$1,427,153	$1,424,094

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,037	$80,442
Undistributed oil and natural gas proceeds	27,152	25,240
Asset retirement obligations	110,252	92,575
Accrued liabilities	44,119	25,827
Income taxes payable	—	17,552

Total current liabilities	225,560	241,636
Long-term debt	450,000	450,000
Asset retirement obligations, less current portion	281,927	298,741
Deferred income taxes	13,157	—
Other liabilities	17,269	11,974
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 issued at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.00001 par value; 118,330,000 shares authorized; 77,326,274 issued and 74,457,101 outstanding at March 31, 2011; 77,343,520 issued and 74,474,347 outstanding at December 31, 2010	1	1
Additional paid-in capital	379,355	377,529
Retained earnings	84,051	68,380
Treasury stock, at cost	(24,167)	(24,167)

Total shareholders’ equity	439,240	421,743

Total liabilities and shareholders’ equity	$1,427,153	$1,424,094

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
	(Unaudited)

Revenues	$210,855	$169,585

Operating costs and expenses:
Lease operating expenses	52,405	35,366
Production taxes	288	229
Gathering and transportation	4,553	4,587
Depreciation, depletion and amortization	65,738	62,924
Asset retirement obligation accretion	8,354	6,285
General and administrative expenses	18,129	10,379
Derivative loss (gain)	23,840	(5,896)

Total costs and expenses	173,307	113,874

Operating income	37,548	55,711
Interest expense:
Incurred	10,136	10,920
Capitalized	(1,412)	(1,416)
Interest income	7	128

Income before income tax expense	28,831	46,335
Income tax expense	10,182	4,020

Net income	$18,649	$42,315

Basic and diluted earnings per common share	$0.25	$0.57
Dividends declared per common share	$0.04	$0.03

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity
	Shares	Value			Shares	Value
	(In thousands)
	(Unaudited)

Balances at December 31, 2010	74,474	$1	$377,529	$68,380	2,869	$(24,167)	$421,743
Cash dividends	—	—	—	(2,978)	—	—	(2,978)
Share-based compensation	—	—	1,826	—	—	—	1,826
Restricted stock issued, net of forfeitures	(17)	—	—	—	—	—	—
Net income	—	—	—	18,649	—	—	18,649

Balances at March 31, 2011	74,457	$1	$379,355	$84,051	2,869	$(24,167)	$439,240

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Operating activities:
Net income	$18,649	$42,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	74,092	69,209
Amortization of debt issuance costs and discount on indebtedness	335	334
Share-based compensation	1,826	965
Derivative loss (gain)	23,840	(5,896)
Cash payments on derivative settlements	(2,223)	(748)
Deferred income taxes	9,347	3,150
Changes in operating assets and liabilities:
Oil and natural gas receivables	(2,435)	11,390
Joint interest and other receivables	3,235	25,267
Insurance receivables	9,295	6,516
Income taxes	(18,275)	943
Prepaid expenses and other assets	5,062	6,279
Asset retirement obligations	(17,470)	(8,351)
Accounts payable and accrued liabilities	(32,618)	(64,411)
Other liabilities	65	(2)

Net cash provided by operating activities	72,725	86,960

Investing activities:
Investment in oil and natural gas properties and equipment	(39,928)	(39,903)
Proceeds from sales of oil and natural gas properties and equipment	—	1,335
Purchases of furniture, fixtures and other	(80)	(108)

Net cash used in investing activities	(40,008)	(38,676)

Financing activities:
Borrowings of long-term debt	10,000	142,500
Repayments of long-term debt	(10,000)	(142,500)
Dividends to shareholders	(2,979)	(2,240)

Net cash used in financing activities	(2,979)	(2,240)

Increase (decrease) in cash and cash equivalents	29,738	46,044
Cash and cash equivalents, beginning of period	28,655	38,187

Cash and cash equivalents, end of period	$58,393	$84,231

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications. Certain reclassifications have been made to the prior periods’ financial statements to conform to the current presentation.

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

2. Acquisitions

During 2010, we closed on two major acquisition transactions. On April 30, 2010, through our wholly-owned subsidiary, W&T Energy VI, LLC (“Energy VI”), we acquired all of Total E&P USA’s (“Total”) interest, including production platforms and facilities, in three federal offshore lease blocks located in the Gulf of Mexico and assumed the asset retirement obligations (“ARO”) for plugging and abandonment of the acquired interest. The properties acquired from Total are producing interests and include a 100% working interest in the Matterhorn field (Mississippi Canyon block 243) and a 64% working interest in the Virgo field (Viosca Knoll blocks 822 and 823).

On November 4, 2010, through Energy VI, we acquired all of Shell Offshore Inc. (“Shell”) Shell’s interests, including production platforms and facilities, in three federal offshore lease blocks located in the Gulf of Mexico and assumed the ARO for plugging and abandonment of the acquired interest. The properties acquired from Shell are producing interests and include a 70% working interest in the Tahoe field (Viosca Knoll 783), 100% working interest in the Southeast Tahoe field (Viosca Knoll 784) and a 6.25% of 8/8ths overriding royalty interest in the Droshky field (Green Canyon 244).

The properties purchased from Shell and Total accounted for $70.6 million of revenue for the three months ended March 31, 2011. Transactions directly attributable to the properties purchased from Total and Shell are recorded in Energy VI and no other operations are currently being recorded in that entity. See Note 14 for additional information on the balance sheet, income statement and cash flows for Energy VI. Many items managed at the corporate level, such as derivatives gains and losses, general and administrative expenses and interest expense, are not allocated to Energy VI, therefore, the Energy VI financial information is not intended to report results as if these operations were managed on a stand-alone basis.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Hurricane Remediation and Insurance Claims

During the third quarter of 2008, Hurricane Ike, and to a much lesser extent Hurricane Gustav, caused property damage and disruptions to our exploration and production activities. Our insurance policies in effect on the occurrence dates of Hurricanes Ike and Gustav had a retention requirement of $10 million per occurrence to be satisfied by us before we could be indemnified for losses. In the fourth quarter of 2008, we satisfied our $10 million retention requirement for Hurricane Ike in connection with two platforms that were toppled and were deemed total losses. Our insurance coverage policy limits at the time of Hurricane Ike were $150 million for property damage due to named windstorms (excluding certain damage incurred at our marginal facilities) and $250 million for, among other things, removal of wreckage if mandated by any governmental authority. The damage we incurred as a result of Hurricane Gustav was below our retention amount.

Below is a summary of remediation costs and amounts approved for payments related to Hurricanes Ike and Gustav that were included in lease operating expense (in thousands). Bracketed amounts represent credits to expense:

	Three Months Ended March 31,
	2011	2010
Incurred and reversals of accruals	$(38)	$(4,107)
Plus amounts returned to insurers	1,240	—
Less amounts approved for payment by insurers	—	(2,220)

Included in lease operating expense	$1,202	$(6,327)

We recognize insurance receivables with respect to capital, repair and plugging and abandonment costs as a result of hurricane damage when we deem those to be probable of collection. Our assessment of probability considers the review and approval of such costs by our insurance underwriters’ adjuster. Claims that have been processed in this manner have customarily been paid on a timely basis. Incurred expenses included revisions of previous estimates. Amounts in 2011 include return of reimbursements that were previously received by us related to prepayments based on preliminary estimates. See Note 4 for additional information about the impact of hurricane related items on our asset retirement obligations.

Below is a reconciliation of our insurance receivables from December 31, 2010 to March 31, 2011 (in thousands):

Balance, December 31, 2010	$1,014
Costs approved under our insurance policies, net	10,916
Payments received, net	(8,055)

Balance, March 31, 2011	$3,875

At March 31, 2011 and December 31, 2010, substantially all of the amounts in insurance receivables relate to the plugging and abandonment of wells and dismantlement of facilities damaged by Hurricane Ike. We expect that our available cash and cash equivalents, cash flow from operations and the availability under our revolving loan facility will be sufficient to meet necessary expenditures that may exceed our insurance coverage for damages incurred as a result of Hurricane Ike.

4. Asset Retirement Obligations

Our asset retirement obligations primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. A summary of the changes to our asset retirement obligations is as follows (in thousands):

Balance, December 31, 2010	$391,316
Liabilities settled	(17,470)
Accretion of discount	8,354
Liabilities incurred	121
Revisions of estimated liabilities due to Hurricane Ike	4,924
Revisions of estimated liabilities – all other	4,934

Balance, March 31, 2011	392,179
Less current portion	110,252

Long-term	$281,927

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Derivative Financial Instruments

Our market risk exposure relates primarily to commodity prices and interest rates. From time to time, we use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our revolving loan facility. We do not enter into derivative instruments for speculative trading purposes. Our derivative instruments currently consist of commodity option contracts. We are exposed to credit loss in the event of nonperformance by the counterparties; however, we do not currently anticipate any of our counterparties being unable to fulfill their contractual obligations.

We account for derivative contracts in accordance with GAAP, which requires each derivative to be recorded on the balance sheet as an asset or a liability at its fair value. Changes in a derivative’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met at the time we enter into a derivative contract. We have elected not to designate our commodity derivatives as hedging instruments. For additional information about fair value measurements, refer to Note 7.

Commodity Derivative: During 2010, we entered into commodity option contracts to manage our exposure to commodity price risk from sales of oil through December 31, 2012. While these contracts are intended to reduce the effects of price volatility, they may also limit future income from favorable price movements. As of March 31, 2011, our open commodity derivatives were as follows:

Zero Cost Collars – Oil
Effective Date	Termination Date	Notional Quantity (Bbls)	Weighted Average NYMEX Contract Price		Fair Value Liability
			Floor	Ceiling	(in thousands)
4/1/2011	6/30/2011	618,700	$75.00	$92.80	$9,221
7/1/2011	9/30/2011	231,900	75.00	93.02	4,589
10/1/2011	12/31/2011	392,100	75.00	95.58	5,552
1/1/2012	3/31/2012	364,000	75.00	97.88	6,512
4/1/2012	6/30/2012	364,000	75.00	97.88	5,457
7/1/2012	9/30/2012	124,000	75.00	97.88	1,810
10/1/2012	12/31/2012	251,000	75.00	98.99	3,357

		2,345,700	$75.00	$95.79	$36,498

At March 31, 2011, $25.9 million and $10.6 million were included in accrued liabilities and other long-term liabilities, respectively, related to our commodity derivative contracts. At December 31, 2010, $9.5 million and $5.4 million were included in accrued liabilities and other long-term liabilities, respectively, related to our commodity derivative contracts. Our derivative loss for the three months ended March 31, 2011 includes realized and unrealized losses of $2.2 million and $21.6 million, respectively, related to our commodity derivatives. Our derivative gain for the three months ended March 31, 2010 includes realized and unrealized gains of $1.1 million and $5.1 million, respectively, related to our commodity derivatives.

Interest Rate Swap: Our interest rate swap contract with a fixed interest rate of 5.21% expired in August 2010. During the three months ended March 31, 2010, we recognized an unrealized loss of $1.8 million and a realized gain of $1.5 million for this contract.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Long-Term Debt

At March 31, 2011 and December 31, 2010, the balance outstanding under our 8.25% senior notes (the “Senior Notes”) was $450.0 million and was classified as long-term at their carrying value. The Senior Notes bear interest at a fixed rate of 8.25%, with interest payable semi-annually in arrears on June 15 and December 15. At March 31, 2011 and December 31, 2010, the estimated fair value of the Senior Notes was approximately $463.5 million and $441.0 million, respectively. The estimated annual effective interest rate on the Senior Notes is 8.4%. For additional details about fair value measurements, refer to Note 7.

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

At March 31, 2011 and December 31, 2010, we had no amounts outstanding under the revolving loan facility and we had $0.4 million and $0.4 million, respectively, of letters of credit outstanding. See Item 2, section Liquidity and Capital Resources, for additional information on the capacity availability and a discussion concerning negotiations on a new four-year agreement.

Under the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio and a maximum leverage ratio, as defined in the Credit Agreement. We were in compliance with all applicable covenants of the Credit Agreement as of March 31, 2011.

7. Fair Value Measurements

We measure the fair value of our derivative financial instruments by applying the income approach, using models with inputs that are classified within Level 2 of the valuation hierarchy. The inputs used for the fair value measurement of our derivative financial instruments are the exercise price, the expiration date, the settlement date, notional quantities, the averaging volatility start date, the discount curve with spreads, volatility and published commodity futures prices. As described in Note 5, our derivative financial instruments are reported in the balance sheet at fair value and changes in fair value are recognized currently in earnings.

The fair value of our Senior Notes is based on quoted prices. The market for our Senior Notes is not an active market; therefore the fair value is classified within Level 2. The Senior Notes are reported in the balance sheet at their carrying value and their fair value is reported in Note 6.

8. Share-Based Compensation and Cash-Based Incentive Compensation

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

In 2010, the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan, (“the Plan”) was approved. As allowed by the Plan, in August 2010, the Company granted restricted stock units (“RSUs”) to certain of its employees and in January 2011, the Company granted restricted stock to one of its employees. Prior to 2010, the Company granted restricted stock to its employees. In 2010 and in prior years, restricted stock was granted to the Company’s non-employee directors under the Director Compensation Plan. In addition to share-based compensation, the Company may grant its employees cash incentive awards.

At March 31, 2011, there were 2,149,069 shares of common stock available for award under the Plan and 583,891 shares of common stock available for award under the Directors Compensation Plan.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted Stock: The Company currently has unvested restricted shares outstanding issued to employees and non-employee directors. Restricted shares are subject to forfeiture until vested and cannot be sold, transferred or disposed of during the restricted period. The holders of restricted shares generally have the same rights as a shareholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares.

A summary of share activity related to restricted stock for the three months ended March 31, 2011 is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding restricted shares, December 31, 2010	470,392	$7.42
Granted	5,325	18.78
Vested	—	—
Forfeited	(22,571)	6.83

Outstanding restricted shares, March 31, 2011	453,146	$7.59

At March 31, 2011, the composition of our restricted stock awards outstanding, by year granted, was as follows:

	Shares
Employees – granted in:
2011	5,325	(1)
2009	389,088	(2)

Non-employee directors – granted in:
2010	35,000	(3)
2009	21,545	(4)
2008	2,188	(5)

Total	453,146

Vesting is expected to occur, less any forfeitures, as follows:

(1)	Equal installments in December 2011 and December 2012.
(2)	December 2011.
(3)	Equal installments in May 2011, 2012 and 2013.
(4)	Equal installments in May 2011 and 2012.
(5)	May 2011.

The grant date fair value of restricted stock granted during the three months ended March 31, 2011 was $0.1 million. There were no grants of restricted stock during the three months ended March 31, 2010. There were no restricted shares that vested during the three months ended March 31, 2011 and 2010.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted Stock Units: During 2010, the Company awarded to certain employees RSUs that were 100% contingent upon meeting a specified performance requirement, which was achieved in 2010. RSUs are subject to forfeiture until vested and cannot be sold, transferred or disposed of during the restricted period. Effective January 2011, RSUs awarded in 2010 earn dividend equivalents at the same rate as dividends paid on our common stock.

A summary of share activity related to RSUs for the three months ended March 31, 2011 is as follows:

	Restricted Stock Units
	Units (1)	Weighted Average Grant Date Fair Value Per Unit
Outstanding RSUs, December 31, 2010	1,266,617	$9.36
Granted	—	—
Vested	—	—
Forfeited	(29,899)	9.36

Outstanding RSUs, March 31, 2011	1,236,718	$9.36

All of the RSUs granted in 2010 will vest in December 2012 subject to employment conditions.

During the three months ended March 31, 2011 and 2010, there were no grants or vesting of RSUs.

Share-Based Compensation: A summary of incentive compensation expense under share-based payment arrangements and the related tax benefit for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense from:
Restricted stock	$588	$1,196
Restricted stock units	1,238	—

Total	$1,826	$1,196

Share-based compensation tax benefit:
Tax benefit computed at the statutory rate	$639	$419

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Incentive Compensation: A summary of incentive compensation expense for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense included in:
Lease operating expense	$116	$269
General and administrative	1,710	927

Total charged to operating income	1,826	1,196

Cash-based incentive compensation included in:
Lease operating expense	1,081	126
General and administrative	2,764	535

Total charged to operating income	3,845	661

Total incentive compensation charged to operating income	$5,671	$1,857

As of March 31, 2011, unrecognized share-based compensation expense related to our outstanding restricted shares and RSUs was $1.9 million and $8.3 million, respectively. Unrecognized compensation expense will be recognized through April 2013 for restricted shares and November 2012 for RSUs.

9. Income Taxes

Income tax expense of $10.2 million and $4.0 million was recorded during the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate for the three months ended March 31, 2011 was approximately 35.3% which approximated the statutory rate. Our effective tax rate for the three months ended March 31, 2010 was approximately 8.7% and primarily reflects a reduction in our valuation allowance that was recorded in prior years.

Inclusive of interest, the amount of unrecognized tax benefit recorded in other liabilities was $3.9 million and $3.6 million as of March 31, 2011 and December 31, 2010, respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. These amounts were immaterial for the three months ended March 31, 2011 and we did not have any interest and penalties for unrecognized tax benefits for the three months ended March 31, 2010. The tax years from 2007 through 2010 remain open to examination by the applicable tax jurisdictions.

10. Earnings Per Share

The following table presents the calculation of basic earnings per common share for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income	$18,649	$42,315
Less portion allocated to nonvested shares	372	579

Net income allocated to common shares	$18,277	$41,736

Weighted average common shares outstanding	74,004	73,660

Basic and diluted earnings per common share	$0.25	$0.57

Shares excluded due to being anti-dilutive (weighted-average)	1,714	1,025

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Dividends

During the three months ended March 31, 2011 and 2010, we paid regular cash dividends of $0.04 and $0.03 per common share per quarter, respectively. On April 26, 2011, our board of directors declared a cash dividend of $0.04 per common share, payable on June 3, 2011 to shareholders of record on May 11, 2011.

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

13. Subsequent Event

On April 25, 2011, we entered into a purchase and sale agreement with private sellers to acquire approximately 21,900 gross leasehold acres (21,500 net acres) in the West Texas Permian Basin for a purchase price of $366 million, subject to adjustments and an effective date of January 1, 2011. At January 1, 2011, the estimated proved reserves to be acquired were approximately 27 million barrel equivalents (164 Bcfe) (using a 6 to 1 Mcf to barrel equivalency). The estimated reserves are over 91% oil and natural gas liquids. The current wells produce approximately 2,800 net barrel equivalents per day. Since January 1, 2011, production has increased from approximately 1,900 net barrel equivalents.

Capital expenditures associated with planned development activities for these properties for the balance of 2011 are currently estimated between $35 million and $40 million. The closing, which is subject to customary closing conditions and normal closing price adjustments, including effective date adjustments, is anticipated in the second quarter and will be funded from cash on hand and borrowings under our revolving loan facility.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Supplemental Guarantor Information

Our payment obligations under the Notes and the Credit Agreement (see Note 6) are fully and unconditionally guaranteed by our wholly-owned subsidiary, Energy VI (“Guarantor Subsidiary”). The guaranty of the Credit Agreement became effective on April 30, 2010.

The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of W&T Offshore, Inc. and other consolidated subsidiaries (“Parent Company”) and Energy VI, together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Balance Sheet as of March 31, 2011

	Parent Company	Guarantor Subsidiary	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$58,393	$—	$—	$58,393
Receivables:
Oil and natural gas sales	54,030	28,316	—	82,346
Joint interest and other	22,180	—	—	22,180
Insurance	3,875	—	—	3,875
Income taxes	36,263	—	(35,540)	723

Total receivables	116,348	28,316	(35,540)	109,124
Deferred income taxes	12,442	6,115	(6,115)	12,442
Prepaid expenses and other assets	16,371	—	—	16,371

Total current assets	203,554	34,431	(41,655)	196,330
Property and equipment – at cost:
Oil and natural gas properties and equipment	4,991,181	272,153	—	5,263,334
Furniture, fixtures and other	15,921	—	—	15,921

Total property and equipment	5,007,102	272,153	—	5,279,255
Less accumulated depreciation, depletion and amortization	4,037,848	49,285	—	4,087,133

Net property and equipment	969,254	222,868	—	1,192,122
Restricted deposits for asset retirement obligations	32,206	—	—	32,206
Other assets	298,086	102,323	(393,914)	6,495

Total assets	$1,503,100	$359,622	$(435,569)	$1,427,153

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,506	$1,531	$—	$44,037
Undistributed oil and natural gas proceeds	26,622	530	—	27,152
Asset retirement obligations	110,252	—	—	110,252
Accrued liabilities	44,119	—	—	44,119
Income taxes	—	35,540	(35,540)	—

Total current liabilities	223,499	37,601	(35,540)	225,560
Long-term debt	450,000	—	—	450,000
Asset retirement obligations, less current portion	251,496	30,431	—	281,927
Deferred income taxes	19,272	—	(6,115)	13,157
Other liabilities	119,593	—	(102,324)	17,269
Commitments and contingencies	—	—	—	—
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	379,355	236,944	(236,944)	379,355
Retained earnings	84,051	54,646	(54,646)	84,051
Treasury stock, at cost	(24,167)	—	—	(24,167)

Total shareholders’ equity	439,240	291,590	(291,590)	439,240

Total liabilities and shareholders’ equity	$1,503,100	$359,622	$(435,569)	$1,427,153

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2010

	Parent Company	Guarantor Subsidiary	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$28,655	$—	$—	$28,655
Receivables:
Oil and natural gas sales	50,421	29,490	—	79,911
Joint interest and other	25,415	—	—	25,415
Insurance	1,014	—	—	1,014
Income taxes	2,492	—	(2,492)	—

Total receivables	79,342	29,490	(2,492)	106,340
Deferred income taxes	5,784	2,755	(2,755)	5,784
Prepaid expenses and other assets	23,426	—	—	23,426

Total current assets	137,207	32,245	(5,247)	164,205
Property and equipment – at cost:
Oil and natural gas properties and equipment	4,955,460	270,122	—	5,225,582
Furniture, fixtures and other	15,841	—	—	15,841

Total property and equipment	4,971,301	270,122	—	5,241,423
Less accumulated depreciation, depletion and amortization	3,994,085	27,310	—	4,021,395

Net property and equipment	977,216	242,812	—	1,220,028
Restricted deposits for asset retirement obligations	30,636	—	—	30,636
Deferred income taxes	2,819	—	—	2,819
Other assets	275,461	47,160	(316,215)	6,406

Total assets	$1,423,339	$322,217	$(321,462)	$1,424,094

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,422	$3,020	$—	$80,442
Undistributed oil and natural gas proceeds	24,866	374	—	25,240
Asset retirement obligations	92,575	—	—	92,575
Accrued liabilities	25,827	—	—	25,827
Income taxes	—	20,044	(2,492)	17,552

Total current liabilities	220,690	23,438	(2,492)	241,636
Long-term debt	450,000	—	—	450,000
Asset retirement obligations, less current portion	269,016	29,725	—	298,741
Deferred income taxes	2,755	—	(2,755)	—
Other liabilities	59,135	—	(47,161)	11,974
Commitments and contingencies
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	377,529	236,944	(236,944)	377,529
Retained earnings	68,380	32,110	(32,110)	68,380
Treasury stock, at cost	(24,167)	—	—	(24,167)

Total shareholders’ equity	421,743	269,054	(269,054)	421,743

Total liabilities and shareholders’ equity	$1,423,339	$322,217	$(321,462)	$1,424,094

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiary (1)	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)

Revenues	$140,226	$70,629	$—	$210,855

Operating costs and expenses:
Lease operating expenses	42,081	10,324	—	52,405
Production taxes	288	—	—	288
Gathering and transportation	3,072	1,481	—	4,553
Depreciation, depletion and amortization	43,763	21,975	—	65,738
Asset retirement obligation accretion	7,648	706	—	8,354
General and administrative expenses	16,657	1,472	—	18,129
Derivative loss	23,840	—	—	23,840

Total costs and expenses	137,349	35,958	—	173,307

Operating income	2,877	34,671	—	37,548
Earnings of affiliates	22,536	—	(22,536)	—
Interest expense:
Incurred	10,136	—	—	10,136
Capitalized	(1,412)	—	—	(1,412)
Interest income	7	—	—	7

Income before income tax expense	16,696	34,671	(22,536)	28,831
Income tax expense (benefit)	(1,953)	12,135	—	10,182

Net income	$18,649	$22,536	$(22,536)	$18,649

(1)	Began operations on May 1, 2010.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiary (1)	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Operating activities:
Net income	$18,649	$22,536	$(22,536)	$18,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	51,411	22,681	—	74,092
Amortization of debt issuance costs and discount on indebtedness	335	—	—	335
Share-based compensation related to restricted stock issuances	1,826	—	—	1,826
Derivative loss	23,840	—	—	23,840
Cash payments on derivative settlements	(2,223)	—	—	(2,223)
Deferred income taxes	12,707	(3,360)	—	9,347
Earnings of affiliates	(22,536)	—	22,536	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	(3,608)	1,173	—	(2,435)
Joint interest and other receivables	3,235	—	—	3,235
Insurance receivables	9,295	—	—	9,295
Income taxes	(33,772)	15,497	—	(18,275)
Prepaid expenses and other assets	5,062	(55,164)	55,164	5,062
Asset retirement obligations	(17,470)	—	—	(17,470)
Accounts payable and accrued liabilities	(31,286)	(1,332)	—	(32,618)
Other liabilities	55,229	—	(55,164)	65

Net cash provided by operating activities	70,694	2,031	—	72,725

Investing activities:
Investment in oil and natural gas properties and equipment	(37,897)	(2,031)	—	(39,928)
Purchases of furniture, fixtures and other	(80)	—	—	(80)

Net cash used in investing activities	(37,977)	(2,031)	—	(40,008)

Financing activities:
Borrowings of long-term debt	10,000	—	—	10,000
Repayments of long-term debt	(10,000)	—	—	(10,000)
Dividends to shareholders	(2,979)	—	—	(2,979)

Net cash provided by (used in) financing activities	(2,979)	—	—	(2,979)

Increase in cash and cash equivalents	29,738	—	—	29,738
Cash and cash equivalents, beginning of period	28,655	—	—	28,655

Cash and cash equivalents, end of period	$58,393	$—	$—	$58,393

(1)	Began operations on May 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Certain factors that may affect our financial condition and results of operations are discussed in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2010 and may be discussed or updated from time to time in subsequent reports filed with the SEC. We assume no obligation, nor do we intend, to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries.

Overview

W&T is an independent oil and natural gas producer focused primarily in the Gulf of Mexico. W&T has grown through acquisitions, exploitation and exploration and currently holds working interests in approximately 68 producing or capable of producing fields in federal waters, state waters and onshore. The majority of our daily production was derived from offshore wells we operate. In late April 2011, we announced through a press release the signing of a purchase and sale agreement to acquire onshore properties in West Texas. Additional information on this transaction is described in Item 1, Note 13, Subsequent Event, and also in the section Liquidity and Capital Resources, sub-section Capital Expenditures. Acquiring these onshore properties will expand our operations to another distinct basin and diversify our business to having both significant offshore and onshore operations.

Our financial condition, cash flow and results of operations are significantly affected by the volume of our oil and natural gas production and the price that we receive for such production. Our production volume for the first quarter of 2011 was comprised of approximately 48% oil, condensate and natural gas liquids and 52% natural gas, determined using the ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel (“Bbl”) of crude oil, condensate or natural gas liquids. The conversion ratio does not assume price equivalency, and the price per one thousand cubic feet equivalent (“Mcfe”) for oil and natural gas liquids may differ significantly from the price per Mcf for natural gas. For example, for the first quarter of 2011, our average realized price for oil and NGLs on an Mcfe basis was $14.74 compared to $4.29 per Mcf for natural gas. For the first quarter of 2011, our combined total production of oil, condensate, natural gas liquids and natural gas was approximately 13.5% higher than during the same period in 2010.

During 2010, we closed on two major acquisition transactions. In April 2010, we acquired property interests from Total and in November 2010, we acquired property interests from Shell. The transactions are described in Item 1 - Note 2 - Acquisitions. The production, revenue and expenses from these transactions are included in our results for the first quarter of 2011 and did not affect our results for the first quarter of 2010 as they were acquired subsequent to March 31, 2010. Partially offsetting the increases from these acquisitions are decreases in production due to third-party pipeline outages, which primarily affected our Main Pass 108 field, among others. On March 31, 2011, the third-party pipeline used by our Main Pass 108 field, which is one of our significant fields and has been offline since June 2010, became operational. We have gradually increased production in that field during April 2011 and it is currently producing 46 MMcfe per day, made up of 38 MMcf of natural gas and 1,400 barrels of oil per day. We also expect production to be affected in the second quarter of 2011 due to a planned shut down of our Matterhorn field for approximately one month for repairs, which is currently producing approximately 24 MMcfe per month.

Prices for oil continued to be volatile in 2011. The West Texas Intermediate posted spot prices for oil was $94.07 per barrel for the first quarter of 2011, representing an increase of 20.0% from $78.40 for the first quarter of 2010. The price for oil during the first quarter of 2011 ranged from a low of $83.13 per barrel to a high of $106.19 per barrel and during the first quarter of 2010 prices ranged from $71.15 to $84.45 per barrel. For the first quarter of 2011, our average realized sales price for oil and NGLs increased by 26.4% over the comparable quarter in 2010. Oil prices continue to be impacted by supply and demand and also by world events such as Japan’s natural disasters and events in Africa and the Middle East. Long-term forecasts for oil demand, and therefore global oil prices, continue to be favorable in several key growing markets, specifically China and India.

The spreads between West Texas Intermediate crude and other crudes have widened dramatically thus far in 2011. A significant majority of our production, which is located in south Louisiana, has received price premiums between $9.00 and $15.00 per barrel in 2011. In comparison, the average premium spread between Light Louisiana Sweet crude and West Texas Intermediate crude was approximately $3.00 per barrel during 2010. We may continue to experience higher premiums to West Texas Intermediate crude in our future sales of crude oil until such time as the causative factors are resolved. We cannot predict with any certainty how long such pricing conditions will last.

Natural gas prices are much more affected by domestic issues, such as supply, local demand issues and domestic economic conditions. The Henry Hub posted spot price for natural gas was $4.18 per MMBtu for the first quarter of 2011, representing a decrease of 17.9% from $5.09 per MMBtu for the first quarter of 2010. The price for natural gas in the first quarter of 2011 ranged from a low of $3.70 per MMBtu to a high of $4.72 per MMBtu and the range in the first quarter of 2010 was from $3.79 to $7.51 per MMBtu. During the first quarter of 2011, the average realized sales price of our natural gas decreased 20.3% from the comparable quarter of 2010. We are expecting continued weakness in natural gas prices unless demand for natural gas increases as a result of a strong economic recovery, drilling activity subsides dramatically or forced production shut-ins occur. There is also a risk that, as a result of successful exploration and development activities in the shale areas coupled with the availability of increasing amounts of liquefied natural gas, increased supplies of natural gas will offset or mitigate the impact of any natural gas shut-ins or demand increases resulting from improved economic conditions. According to industry sources, the rig count for horizontal drilling rigs, used primarily in the shale formation areas such as Louisiana, Arkansas, Texas, North Dakota and Pennsylvania, has reached or exceeded record levels. Natural gas production and supply continues to exceed demand. Onshore natural gas producers have continued to drill in attempts to yield production sufficient to preserve existing leases. Seasonal weather conditions also impact the demand for and price of natural gas.

Should prices decline for oil and natural gas in the future, it would negatively impact our future oil and natural gas revenues, earnings and liquidity, and could result in ceiling test write-downs of the carrying value of our oil and natural gas properties, issues with financial ratio compliance, and a reduction of the borrowing base associated with our credit agreement, depending on the severity of such declines. If those were to occur and were significant, it may limit the willingness of financial institutions and investors to provide capital to us and others in the oil and natural gas industry.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra deep water in the Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life, and created a major oil spill that produced economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE”) issued a series of “Notices to Lessees” (“NTLs”), and other significant changes in regulations. In addition, the BOEMRE implemented a six-month moratorium on drilling activities which began in May 2010. There also continue to be many proposed changes in laws, regulations, guidance and policy in response to the Deepwater Horizon explosion and spill. After the moratorium ended in 2010, it was not until March 2011 that a few deep water drilling permits were issued to continue drilling activities that had commenced prior to the Deepwater Horizon incident. The most significant regulation changes in the last twelve months are regulations related to potential environmental impacts, spill response documentation, compliance reviews, operator practices related to safety and implementing a safety and environmental management system. The new regulations and increased review process increases the time to obtain drilling permits and increases the cost of operations. As these new regulations and guidance continue to evolve, we cannot estimate the cost and impact to our business at this time.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended
	March 31,
	2011(1)	2010	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil and NGLs	$159,487	$115,480	$44,007	38.1%
Natural gas	50,918	54,070	(3,152)	(5.8)%
Other	450	35	415	NM

Total revenues	210,855	169,585	41,270	24.3%
Operating costs and expenses:
Lease operating expenses (2)	52,405	35,366	17,039	48.2%
Production taxes	288	229	59	25.8%
Gathering and transportation	4,553	4,587	(34)	(0.7)%
Depreciation, depletion, amortization and accretion	74,092	69,209	4,883	7.1%
General and administrative expenses	18,129	10,379	7,750	74.7%
Derivative loss (gain)	23,840	(5,896)	29,736	NM %

Total costs and expenses	173,307	113,874	59,433	52.2%

Operating income	37,548	55,711	(18,163)	(32.6)%
Interest expense, net of amounts capitalized	8,724	9,504	(780)	(8.2)%
Interest income	7	128	(121)	(94.5)%

Income before income tax expense	28,831	46,335	(17,504)	(37.8)%
Income tax expense	10,182	4,020	6,162	153.3%

Net income	$18,649	$42,315	$(23,666)	(55.9)%

Basic and diluted earnings per common share	$0.25	$0.57	$(0.32)	(56.1)%

	Three Months Ended
	March 31,
	2011(1)	2010	Change	%

Operating:
Net sales:
Natural gas (Bcf)	11.9	10.0	1.9	19.0%
Oil and NGLs (MMBbls)	1.8	1.7	0.1	5.9%
Total natural gas and oil (Bcfe) (3)	22.7	20.0	2.7	13.5%

Average daily equivalent sales (MMcfe/d) (3)	252.2	221.7	30.5	13.8%

Average realized sales prices (Unhedged):
Natural gas ($/Mcf)	$4.29	$5.38	$(1.09)	(20.3)%
Oil and NGLs ($/Bbl)	88.43	69.95	18.48	26.4%
Natural gas equivalent ($/Mcfe) (3)	9.27	8.50	0.77	9.1%

Average realized sales prices (Hedged):
Natural gas ($/Mcf)	$4.29	$5.57	$(1.28)	(23.0)%
Oil and NGLs ($/Bbl)	87.20	69.46	17.74	25.5%
Natural gas equivalent ($/Mcfe) (3)	9.17	8.55	0.62	7.3%

Average per Mcfe ($/Mcfe) (3):
Lease operating expenses	$2.31	$1.77	$0.54	30.5%
Gathering and transportation	0.20	0.23	(0.03)	(13.0)%

Production costs	2.51	2.00	0.51	25.5%
Production taxes	0.01	0.01	—	—%
Depreciation, depletion, amortization and accretion	3.26	3.47	(0.21)	(6.1)%
General and administrative expenses	0.80	0.52	0.28	53.8%

	$6.58	$6.00	$0.58	9.7%

Total number of wells drilled (gross)	2	3	(1)	(33.3)%
Total number of productive wells drilled (gross)	2	2	—	—%

(1)	In the second quarter of 2010, we acquired property interests from Total and, in the fourth quarter of 2010, we acquired property interests from Shell, which impacted the three months ended March 31, 2011.
(2)	Included in lease operating expenses for the three months ended March 31, 2011 is a $1.2 million net increase in cost due to return of insurance reimbursements previously received by us related to prepayments based on preliminary estimates. For the three months ended March 31, 2010, lease operating expenses include a net reduction of $6.3 million due to insurance reimbursements and revisions in estimates for hurricane related repairs.
(3)	One billion cubic feet equivalent (“Bcfe”), one million cubic feet equivalent (“MMcfe”) and Mcfe are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids (totals may not add due to rounding). The conversion ratio does not assume price equivalency, and the price per Mcfe for oil and natural gas liquids may differ significantly from the price per Mcf for natural gas.

NM = percentage change not meaningful

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues. Total revenues increased $41.3 million to $210.9 million for the first quarter of 2011 as compared to the same period in 2010. Oil and NGLs revenues increased $44.0 million, natural gas revenues decreased $3.1 million and other revenues increased $0.4 million. The oil and NGLs revenue increase was attributable to an 26.4% increase in the average realized sales price to $88.43 per barrel for the three months ended March 31, 2011 from $69.95 per barrel for the same period in 2010, combined with an increase of 5.9% in sales volumes. The sales volume increase for oil and NGL is primarily attributable to increases associated with the properties purchased from Total and Shell in 2010. The decrease in natural gas revenue resulted from a 20.3% decrease in the average realized natural gas sales price to $4.29 per Mcf in the 2011 period from $5.38 per Mcf for the same period in 2010, partially offset by a 19.0% increase in sales volumes. The sales volume increase for natural gas is primarily attributable to increases associated with the properties purchased from Total and Shell in 2010, partially offset by production shut in at our Main Pass 108 field as a result of a pipeline outage that began in early June 2010.

Lease operating expenses. Lease operating expenses, which include base lease operating expenses, insurance, workovers, maintenance on our facilities, and net hurricane remediation costs and insurance claims, increased to $2.31 per Mcfe during the first quarter of 2011 compared to $1.77 per Mcfe during the first quarter of 2010. On a nominal basis, lease operating expenses increased $17.0 million to $52.4 million in the first quarter of 2011 compared to the first quarter of 2010. On a component basis, hurricane remediation costs and insurance claims, net, base lease operating expenses, and facility expenses increased $7.5 million, $7.2 million and $5.5 million, respectively, while insurance premiums and workover costs decreased $2.8 million and $0.4 million, respectively. Net hurricane remediation costs and insurance claims decreased due to return of insurance reimbursements previously received by us related to prepayments based on preliminary estimates, reversal of previously recorded hurricane remediation accruals in the first quarter of 2010, and reductions in claims submitted for reimbursement. The increase in base lease operating expenses is primarily attributable to the properties purchased from Total and Shell in 2010, final settlement adjustments related to properties sold in 2009 and higher expenses for our non-operated properties. The increase in facility expense is primarily attributable to pipeline repairs at our Ship Shoal 300 field to remove paraffin and work on newly acquired deepwater properties. The decrease in insurance resulted primarily from lower premiums of our insurance policies covering well control and hurricane damage.

Production taxes. Production taxes were basically flat for the quarter compared to prior year and are not a large component of our operating costs. Most of our production is from federal waters where there are no production taxes.

Gathering and transportation costs. Gathering and transportation costs were basically flat for the quarter compared to the prior year.

Depreciation, depletion, amortization and accretion (“DD&A”). DD&A, including accretion for ARO, decreased to $3.26 per Mcfe for the first quarter of 2011 from $3.47 per Mcfe in the first quarter of 2010. On a nominal basis, DD&A increased to $74.1 million for the first quarter of 2011 from $69.2 million in the first quarter of 2010. DD&A on a per Mcfe basis decreased due to an increase in proved reserves while DD&A on a nominal basis increased due to higher production volumes.

General and administrative expenses. General and administrative expenses (“G&A”) increased to $18.1 million for the first quarter of 2011 from $10.4 million for the same period in 2010, primarily due to higher incentive compensation, surety premiums, fees paid to Shell for administrative services attributable to the properties purchased from Shell, service fee income received in 2010 attributable to a property divestiture, and increased employee headcount. On a per Mcfe basis, G&A was $0.80 per Mcfe for the first quarter of 2011, compared to $0.52 per Mcfe for the same period in 2010.

Derivative loss/gain. For the first quarter of 2011, our derivative loss of $23.8 million related entirely to a change in the fair value of our commodity derivatives as a result of the sizable increase in crude oil prices. For the first quarter of 2010, our derivative gain of $5.9 million related to a gain from our commodity derivatives of $6.2 million and a loss of $0.3 million related to our interest rate swap. For additional details about our derivatives, refer to Item 1 Financial Statements – Note 5 – Derivative Financial Instruments.

Interest expense. Interest expense incurred decreased to $10.1 million for the first quarter of 2011 from $10.9 million for the first quarter of 2010 primarily as a result of minimal borrowings being made on the revolving loan facility during the first quarter of 2011 compared to borrowings being outstanding during part of the first quarter of 2010. There were no changes in the Senior Note balances or interest rate. During the first quarters of both 2011 and 2010, $1.4 million of interest was capitalized to unevaluated oil and natural gas properties.

Income tax expense. Income tax expense increased to $10.2 million for the first quarter of 2011 compared to $4.0 million for the same period of 2010. Our effective tax rate for the first quarter of 2011 was 35.3%, which approximates the statutory rate. Our effective tax rate for the first quarter of 2010 was approximately 8.7% and primarily reflects a reduction in our valuation allowance that was recorded in prior years.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures and strategic property acquisitions to allow us to replace our oil and natural gas reserves, repay outstanding borrowings and make related interest payments. We have funded our capital expenditures, including acquisitions, with cash on hand, cash provided by operations, securities offerings and bank borrowings. These sources of liquidity have historically been sufficient to fund our ongoing cash requirements.

Cash flow and working capital. Net cash provided by operating activities for the first quarter of 2011 was $72.7 million, compared to $87.0 million for the first quarter of 2010. The change is primarily due to income tax payments, higher ARO expenditures, higher lease operating expenses, partially offset by increases in prices and production. The income tax payments were related to taxable income for the year 2010. Increases in ARO expenditures were primarily attributable to hurricane related expenditures. The increases in lease operating expenses were previously described above. Our combined total production of oil, NGLs and natural gas during the first quarter of 2011 was approximately 13.5% higher compared to the same period in 2010 and our combined average realized sales price was 9.1% higher than the 2010 period.

Net cash used in investing activities totaled $40.0 million and $38.7 million during the first quarter of 2011 and 2010, respectively, which primarily represents our investments in oil and natural gas properties. There were no proceeds from sales of assets in the first quarter of 2011 and proceeds from asset sales were $1.3 million for the first quarter of 2010. No major acquisitions were made in either period.

Net cash used in financing activities was $3.0 million and $2.2 million during the first quarter of 2011 and 2010, respectively, and reflects dividend payments in both periods.

At March 31, 2011, we had a cash balance of $58.4 million and $405.1 million of undrawn capacity available under the revolving loan facility.

Credit agreement and long-term debt. At March 31, 2011 and December 31, 2010, there were no borrowings outstanding under our revolving loan facility and $450.0 million outstanding of our 8.25% Senior Notes. Under the terms of the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter. As of March 31, 2011, we were in compliance with such financial covenants. For additional details about our long-term debt, refer to Item 1 Financial Statements – Note 6 – Long-Term Debt. We believe that cash provided by operations, borrowings available under our revolving loan facility and other external sources of liquidity should be sufficient to fund our ongoing cash requirements, but additional financing may be required depending on the outcome of certain acquisitions under consideration.

Availability under our revolving loan facility is subject to a semi-annual redetermination (March and September) of our borrowing base and is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria. The Credit Agreement contains various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio and a maximum leverage ratio, as defined in the Credit Agreement. We were in compliance with all applicable covenants of the Credit Agreement as of March 31, 2011. We had no borrowings outstanding on the revolving loan facility as of March 31, 2011, and our borrowing activity was $10.0 million borrowed and repaid during the first quarter of 2011.

Although our current credit facility agreement does not expire until July 2012, we are in the process of completing a new four-year revolving credit facility and we expect that the borrowing base and revolver commitment will increase to $525.0 million from its current level of $405.5 million. We also expect that the revolver and borrowing base will automatically increase to $575.0 million if we close on a shelf property expected to be acquired from Shell during the second quarter of 2011. We expect the new agreement will be executed in the second quarter of 2011 and will have substantially the same terms as the previous agreement. As negotiations are ongoing and no definitive agreement has been reached, our current assessment of the terms and borrowing base of the new agreement may change.

Derivatives. From time to time, we use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our revolving loan facility. As of March 31, 2011, our derivative instruments outstanding consisted of commodity option contracts relating to approximately 1.2 MMBbls and 1.1 MMBbls of our anticipated production for the balance of 2011 and the full year of 2012, respectively. For additional details about our derivatives, refer to Item 1 Financial Statements – Note 5– Derivative Financial Instruments.

Hurricane Remediation and Insurance Claims. During the third quarter of 2008, Hurricane Ike, and to a much lesser extent Hurricane Gustav, caused property damage and disruptions to our exploration and production activities. Our insurance coverage policy limits at the time of Hurricane Ike were $150 million for property damage due to named windstorms (excluding certain damage incurred at our marginal facilities) and $250 million for, among other things, removal of wreckage if mandated by any governmental authority. The policies in effect on the occurrence dates of Hurricanes Ike and Gustav had a retention requirement of $10 million per occurrence. In 2008, we satisfied our $10 million retention requirement for Hurricane Ike in connection with two platforms that were toppled and were deemed total losses. The damage we incurred as a result of Hurricane Gustav was below our retention amount.

We recognize insurance receivables with respect to capital, repair and plugging and abandonment costs as a result of hurricane damage when we deem those to be probable of collection. Our assessment of probability considers the review and approval of such costs by our insurance underwriters’ adjuster. Claims that have been processed in this manner have customarily been paid on a timely basis.

In the first quarter of 2011 and the year 2010, we received cash of $8.1 million and $65.5 million, respectively, from our insurance carrier related to Hurricane Ike claims. We have recorded $3.9 million of insurance receivables as of March 31, 2011 for claims that have been submitted and approved for payment. As of March 31, 2011, we have recorded in ARO an estimate of $65.8 million for additional costs to be incurred related to Hurricane Ike and we estimate that this work will be completed by the end of 2012. We expect to receive reimbursement for a portion of these costs from our insurance carrier once the costs are incurred, claims are processed and payments are approved, but cannot estimate the amount of reimbursement to be received at this time. Should necessary expenditures exceed our insurance coverage for damages incurred as a result of Hurricanes Ike, or claims are denied by our insurance carrier for other reasons, we expect that our available cash on hand, cash flow from operations and the availability under our revolving loan facility will be sufficient to meet these future cash needs.

For a discussion of our hurricane remediation costs related to lease operating expenses incurred during the first quarter of 2011 and 2010, refer to Item 1 Financial Statements – Note 3 – Hurricane Remediation and Insurance Claims. Lease operating expenses will be offset in future periods to the extent that these costs incurred are approved for payment under our insurance policies.

We currently carry three layers of insurance coverage for our operating activities in the Gulf of Mexico. The current policy limits for well control and hurricane damage are $100 million and $85 million, respectively and the policies are effective until June 1, 2011. We carry an additional $100 million of well control coverage currently effective until June 1, 2011 on six wells at our Ship Shoal 349 field and six wells at our Matterhorn field. A retention amount of $5 million for well control events and $35 million per named windstorm occurrence must be satisfied by us before we are indemnified for losses. Certain properties we have deemed as non-core are not covered for hurricane damage; however, properties representing approximately 80% of our present value of estimated future net revenues discounted at 10% (“PV-10”) value at December 31, 2010 are covered under our insurance policies for hurricane damage. The properties purchased from Shell comprise approximately 11% of our PV-10 and are not currently covered for named windstorm damage. Since we closed on the Shell properties near the end of named windstorm season (June 1 to November 30) and our renewal is before the next named windstorm season, we elected not to purchase named windstorm insurance on the Shell assets for this interim period as we considered the probability of a named windstorm remote. Pollution causing a negative environmental impact is characterized as a covered component of each of the well control and hurricane sections of the policy.

Our general and excess liability policy provides for $250 million of liability coverage for bodily injury and property damage, including liability claims resulting from seepage, pollution or contamination. With respect to the Oil Spill Financial Responsibility (“OSFR”) requirement under the Oil Pollution Act (the “OPA”), we are currently required to evidence $70 million of financial responsibility to the BOEMRE. We qualify to self-insure for $35 million of this amount and the remaining $35 million is covered by our insurance policy. We may only collect proceeds under this OSFR policy after our well control, hurricane damage and excess liability policies have been exhausted.

These policies have annual terms and we are in process of obtaining new or replacement policies in the second quarter of 2011. We currently have obtained suitable replacement policies for the insurance requirement related to OSFR and the general and excess liability coverage. Although we have not been informed otherwise, in the future, our insurers may not continue to offer this type and level of coverage to us, or our costs may increase substantially as a result of increased premiums and the increased risk of uninsured losses that may have been previously insured, all of which could have a material adverse effect on our financial condition and results of operations. We are also exposed to the possibility that in the future we will be unable to buy insurance at any price or that if we do have a claim, the insurance companies will not pay our claim. However, we are not aware of any financial issues related to any of our insurance underwriters that would affect their ability to pay claims. We do not carry business interruption insurance.

Capital expenditures. The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil and natural gas, acquisition opportunities, and the results of our exploration and development activities. The following table presents our capital expenditures for acquisitions, exploration, development and other leasehold costs:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Exploration (1)	$14,569	$19,393
Development (1)	21,069	17,303
Seismic, capitalized interest, other leasehold costs	4,290	3,207

Acquisitions and investments in oil and gas property/equipment	$39,928	$39,903

(1)	Reported by geography in the subsequent table.

The following table presents our exploration and development capital expenditures by geography:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Conventional shelf	$30,683	$30,740
Deepwater	1,804	1,713
Deep shelf	31	4,243
Onshore	3,120	—

Exploration and development capital expenditures	$35,638	$36,696

Our 2011 and 2010 capital expenditures were financed by cash flow from operating activities and cash on hand.

During the first quarter of 2011, we participated in the drilling of one onshore well and one offshore well, both of which were successful. The onshore well was an exploration well in south Texas and the offshore well was an exploration well on the conventional shelf.

During the first quarter of 2010, we participated in the drilling of three wells, two of which were successful. Of the successful wells, both were on the conventional shelf and one was an exploration well and one was a development well.

Our total capital expenditure budget for 2011 is $310 million, which excludes acquisitions. The budget included $161 million to drill and evaluate 14 wells. We are currently evaluating adding additional well prospects which would increase the number of wells drilled in 2011. The budget also included amounts for well completions, facilities capital, recompletions, seismic and leasehold items. Our 2011 capital budget is subject to change as conditions warrant and our budget is sufficiently flexible such that most any change can be made without incurring any contractor breakage or commitment fees.

On April 25, 2011, we entered into a purchase and sale agreement with private sellers to acquire approximately 21,900 gross leasehold acres (21,500 net acres) in the West Texas Permian Basin for a purchase price of $366 million, subject to adjustments and an effective date of January 1, 2011. At January 1, 2011, the estimated proved reserves to be acquired were approximately 27 million barrel equivalents (164 Bcfe) (using a 6 to 1 Mcf to barrel equivalency). The estimated reserves are over 91% oil and natural gas liquids. The current wells produce approximately 2,800 net barrel equivalents per day. Since January 1, 2011, production has increased from approximately 1,900 net barrel equivalents.

Capital expenditures associated with planned development activities for these properties for the balance of 2011 are currently estimated between $35 million and $40 million. The closing, which is subject to customary closing conditions and normal closing price adjustments, including effective date adjustments, is anticipated in the second quarter and will be funded from cash on hand and borrowings under our revolving loan facility.

We intend to continue to pursue acquisitions and joint venture opportunities during 2011 should attractive opportunities arise. We continue to pursue acquiring from Shell an additional working interest in a shelf property along with certain related assets and expect to close on this acquisition in the second quarter. We are actively evaluating several other opportunities and expect to complement our drilling and exploitation projects with acquisitions providing acceptable rates of return. We anticipate funding our 2011 capital budget and acquisitions with internally generated cash flow, cash on hand, borrowings under our revolving loan facility and additional long-term debt as needed.

Income taxes. During the three months ended March 31, 2011, we made tax payments of $19.1 million. For the three months ended March 31, 2010, we received refunds of approximately $0.1 million. For the year 2011, we expect substantially all of our income tax will be deferred and only minimal payments are expected primarily related to alternative minimum tax.

Dividends. During the first quarter of 2011 and 2010, we paid regular cash dividends of $0.04, and $0.03 per common share per quarter, respectively. On April 26, 2011, our board of directors declared a cash dividend of $0.04 per common share, payable on June 3, 2011 to shareholders of record on May 11, 2011.

Contractual obligations. Except as described in the caption -Capital Expenditures above and in Item 1 – Note 4 – Asset Retirement Obligations, information about contractual obligations as of March 31, 2011 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Also refer to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the first quarter of 2011 did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2010.

Commodity Price Risk. Our revenues, profitability and future rate of growth substantially depend upon market prices of oil and natural gas, which fluctuate widely. In the past, oil and natural gas price declines and volatility have negatively affected our revenues, net cash provided by operating activities and profitability. We have entered into a limited number of commodity option contracts to help manage our exposure to commodity price risk from sales of oil and natural gas during the fiscal years ending December 31, 2011 and 2012. As of March 31, 2011 our derivative instruments outstanding consisted of commodity option contracts relating to approximately 1.2 MMBbls and 1.1 MMBbls of our anticipated production for the balance of 2011 and year 2012, respectively. While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit future income if oil and natural gas prices were to rise substantially over the price established by the hedge. We do not enter into derivative instruments for speculative trading purposes. For additional details about our commodity derivatives, refer to Item 1 Financial Statements – Note 5 – Derivative Financial Instruments.

Interest Rate Risk. We currently do not have any derivative instruments related to interest rates. As of March 31, 2011, we did not have any floating rate debt outstanding. Borrowings on our revolving loan facility are subject to interest rate risk.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of March 31, 2011 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In January 2011, we paid $180,000 to the BOEMRE for a civil penalty assessed in an administrative proceeding related to an Incident of Noncompliance at one of our offshore platforms. The incident involved installing a plumber’s plug on process piping, which was not an acceptable second barrier for isolation and resulted in a gas release, activation of the gas detection system and platform shut-in. We believe we have resolved this matter with the BOEMRE and we do not expect further penalties will be assessed related to this incident.

Item 1A. Risk Factors

Carefully consider the risk factors set forth below, as well as the risk factors included under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, together with all of the other information included in this document, in the Company’s Annual Report on Form 10-K and in the Company’s other public filings, press releases and discussions with Company management.

Item 5. Other Information - Submission of Matters to a Vote of Security Holders

The Company held its 2011 Annual Meeting of Shareholders (the “Annual Meeting”) on April 26, 2011 in Houston, Texas. At the Annual Meeting, shareholders were requested to (1) elect eight directors to hold office until the 2012 Annual Meeting; (2) approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock, par value $0.00001, from 2,000,000 to 20,000,000; (3) conduct a non-binding advisory vote to approve the compensation of the Company’s executives; (4) conduct a non-binding advisory vote on the frequency of future non-binding advisory votes to approve the compensation of the Company’s executives; and (5) ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the year ended 2011.

The following actions were taken by the Company’s shareholders with respect to each of the proposals:

1.	Elect eight directors to hold office until the 2012 Annual Meeting. All nominees were elected as directors by the votes indicated.

Nominee	Voted For	Votes Withheld	Broker Non-Votes
Virginia Boulet	66,418,792	1,689,611	3,910,193
J. F. Freel	58,498,223	9,610,180	3,910,193
Samir G. Gibara	62,123,067	5,985,336	3,910,193
Robert I. Israel	67,463,110	645,293	3,910,193
Stuart B. Katz	67,376,309	732,094	3,910,193
Tracy W. Krohn	58,627,982	9,480,421	3,910,193
S. James Nelson, Jr.	65,565,060	2,543,343	3,910,193
B. Frank Stanley	62,120,633	5,987,770	3,910,193

2.	Approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock, par value $0.00001, from 2,000,000 to 20,000,000. As indicated by the votes below, Proposal 2 did not receive the two-thirds approval needed to approve Proposal 2:

Voted For	Voted Against	Abstentions	Broker Non-Votes
45,855,443	22,245,432	7,528	3,910,193

3.	Conduct a non-binding advisory vote to approve the compensation of the Company’s executives. Proposal 3 was approved by the votes indicated:

Voted For	Voted Against	Abstentions	Broker Non-Votes
52,062,922	16,032,668	12,813	3,910,193

4.	Conduct a non-binding advisory vote on the frequency of future non-binding advisory votes to approve the compensation of the Company’s executives. The option for a three-year frequency was determined by the votes indicated:

One Year	Two Year	Three Year	Abstentions	Broker Non-Votes
21,624,420	131,956	46,314,087	37,940	3,910,193

5.	Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the year ended 2011. Proposal 5 was approved by the votes indicated:

Voted For	Voted Against	Abstentions
71,853,631	155,429	9,536

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2011.

W&T OFFSHORE, INC.

By:	/s/ JOHN D. GIBBONS
John D. Gibbons
Senior Vice President, Chief Financial Officer
and Chief Accounting Officer, duly authorized
to sign on behalf of the registrant

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 24, 2006)

3.2	Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed May 3, 2004 (File No. 333-115103))

10.1	Employment Agreement by and between W&T Offshore, Inc. and Jesus G. Melendrez. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 19, 2011)

10.2	Indemnification and Hold Harmless Agreement by and between W&T Offshore, Inc. and Jesus G. Melendrez. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 19, 2011)

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.