Form 10-Q
period 2012-03-31
W&T OFFSHORE INC
filed 2012-05-09
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were 74,351,533 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(In thousands, except share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,508	$4,512
Receivables:
Oil and natural gas sales	89,034	98,550
Joint interest and other	27,611	25,804

Total receivables	116,645	124,354
Deferred income taxes	11,004	2,007
Prepaid expenses and other assets	22,139	30,315

Total current assets	158,296	161,188
Property and equipment – at cost:
Oil and natural gas properties and equipment (full cost method, of which $152,077 at March 31, 2012 and $154,516 at December 31, 2011 were excluded from amortization)	6,018,210	5,959,016
Furniture, fixtures and other	20,001	19,500

Total property and equipment	6,038,211	5,978,516
Less accumulated depreciation, depletion and amortization	4,403,418	4,320,410

Net property and equipment	1,634,793	1,658,106
Restricted deposits for asset retirement obligations	35,518	33,462
Other assets	13,734	16,169

Total assets	$1,842,341	$1,868,925

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,992	$75,871
Undistributed oil and natural gas proceeds	35,075	33,732
Asset retirement obligations	105,442	138,185
Accrued liabilities	55,049	29,705
Income taxes payable	313	10,392

Total current liabilities	260,871	287,885
Long-term debt	684,000	717,000
Asset retirement obligations, less current portion	263,037	255,695
Deferred income taxes	70,427	58,881
Other liabilities	19,590	4,890
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 issued at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.00001 par value; 118,330,000 shares authorized; 77,220,706 issued and 74,351,533 outstanding at March 31, 2012, and December 31, 2011	1	1
Additional paid-in capital	389,628	386,920
Retained earnings	178,954	181,820
Treasury stock, at cost	(24,167)	(24,167)

Total shareholders’ equity	544,416	544,574

Total liabilities and shareholders’ equity	$1,842,341	$1,868,925

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
	(Unaudited)

Revenues	$235,886	$210,855

Operating costs and expenses:
Lease operating expenses	56,663	52,405
Production taxes	1,485	288
Gathering and transportation	4,221	4,553
Depreciation, depletion, amortization and accretion	88,491	74,092
General and administrative expenses	29,479	18,129
Derivative loss	39,634	23,840

Total costs and expenses	219,973	173,307

Operating income	15,913	37,548
Interest expense:
Incurred	13,905	10,129
Capitalized	(3,191)	(1,412)

Income before income tax expense	5,199	28,831
Income tax expense	1,981	10,182

Net income	$3,218	$18,649

Basic and diluted earnings per common share	$0.04	$0.25

Dividends declared per common share	$0.08	$0.04

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity
	Shares	Value			Shares	Value
	(In thousands)
	(Unaudited)
Balances at December 31, 2011	74,352	$1	$386,920	$181,820	2,869	$(24,167)	$544,574
Cash dividends	—	—	—	(5,948)	—	—	(5,948)
Share-based compensation	—	—	2,659	—	—	—	2,659
Other	—	—	49	(136)	—	—	(87)
Net income	—	—	—	3,218	—	—	3,218

Balances at March 31, 2012	74,352	$1	$389,628	$178,954	2,869	$(24,167)	$544,416

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Operating activities:
Net income	$3,218	$18,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	88,491	74,092
Amortization of debt issuance costs	586	335
Share-based compensation	2,659	1,826
Derivative loss	39,634	23,840
Cash payments on derivative settlements	(5,800)	(2,223)
Deferred income taxes	2,550	9,347
Changes in operating assets and liabilities:
Oil and natural gas receivables	9,516	(2,435)
Joint interest and other receivables	(2,170)	3,235
Insurance receivables	715	9,295
Income taxes	(10,386)	(18,275)
Prepaid expenses and other assets	3,884	5,062
Asset retirement obligations	(5,384)	(17,470)
Accounts payable and accrued liabilities	(271)	(32,618)
Other liabilities	915	65

Net cash provided by operating activities	128,157	72,725

Investing activities:
Investment in oil and natural gas properties and equipment	(84,626)	(39,928)
Purchases of furniture, fixtures and other	(500)	(80)

Net cash used in investing activities	(85,126)	(40,008)

Financing activities:
Borrowings of long-term debt	84,000	10,000
Repayments of long-term debt	(117,000)	(10,000)
Dividends to shareholders	(5,948)	(2,979)
Other	(87)	—

Net cash used in financing activities	(39,035)	(2,979)

Increase (decrease) in cash and cash equivalents	3,996	29,738
Cash and cash equivalents, beginning of period	4,512	28,655

Cash and cash equivalents, end of period	$8,508	$58,393

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2. Acquisitions

2012 Acquisitions. There were no acquisitions completed during the three months ended March 31, 2012.

2011 Acquisitions. On May 11, 2011, we completed the acquisition of approximately 24,500 gross acres (21,900 net acres) of oil and gas leasehold interests in the West Texas Permian Basin from Opal Resources LLC and Opal Resources Operating Company LLC (collectively, “Opal”). In addition, in 2011 we acquired additional undeveloped leased acreage in the West Texas Permian Basin (collectively, with the properties acquired from Opal, the “Yellow Rose Properties”). The acquisitions were funded from cash on hand and borrowings under our revolving bank credit facility.

The following table presents the purchase price allocation for the acquisitions of the Yellow Rose Properties (in thousands):

Oil and natural gas properties and equipment	$396,902
Asset retirement obligations – non-current	(382)
Long-term liability	(2,143)

Total cash paid	$394,377

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On August 10, 2011, we completed the acquisition from Shell Offshore Inc. (“Shell”) of its 64.3% interest in the Fairway Field along with a like interest in the associated Yellowhammer gas treatment plant (collectively, the “Fairway Properties”). The purchase price is subject to further post-effective date adjustments and final settlement is expected to occur in the first half of 2012. The acquisition was funded from borrowings under our revolving bank credit facility.

The following table presents the purchase price allocation for the acquisition of the Fairway Properties (in thousands):

Oil and natural gas properties and equipment	$50,682
Asset retirement obligations – non-current	(7,812)

Total cash paid	$42,870

Revenues and estimated net income for the three months ended March 31, 2012 related to the Yellow Rose Properties and the Fairway Properties were $27.4 million and $4.7 million, respectively. The estimated net income attributable to these properties does not reflect certain expenses, such as general and administrative expenses and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis. In addition, the Yellow Rose Properties and the Fairway Properties are not recorded in a separate entity for tax purposes; therefore, income tax was estimated using the federal statutory tax rate.

3. Hurricane Remediation and Insurance Claims

During the third quarter of 2008, Hurricane Ike caused substantial property damage and we continue to incur costs and submit claims to our insurance underwriters related to repairing such damage. Our insurance policies in effect on the occurrence date of Hurricane Ike had a retention requirement of $10.0 million per occurrence, which has been satisfied, and coverage policy limits of $150.0 million for property damage due to named windstorms (excluding damage at certain facilities) and $250.0 million for, among other things, removal of wreckage if mandated by any governmental authority.

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

From the third quarter of 2008 through March 31, 2012, we have received $140.0 million from our insurance underwriters related to Hurricane Ike. To the extent that additional remediation costs or plug and abandonment costs are incurred that are not covered by insurance, we expect that our available cash and cash equivalents, cash flow from operations and the availability under our revolving bank credit facility will be sufficient to meet necessary expenditures that may exceed our insurance coverage for damages incurred as a result of Hurricane Ike.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. A summary of the changes to our ARO is as follows (in thousands):

Balance, December 31, 2011	$393,880
Liabilities settled	(5,384)
Accretion of discount	5,483
Liabilities incurred	165
Revisions of estimated liabilities due to Hurricane Ike (1)	(30,452)
Revisions of estimated liabilities – all other	4,787

Balance, March 31, 2012	368,479
Less current portion	105,442

Long-term	$263,037

(1)	During the three months ended March 31, 2012, the Bureau of Safety and Environment Enforcement (the “BSEE”) approved our recommended remediation plan of one of the hurricane damaged platforms and its associated wells. The approved plan includes remediating the damaged platform as a reef in place. The approved plan for this one platform and its associated wells contributed to most of the reduction of the estimated costs.

5. Derivative Financial Instruments

Our market risk exposure relates primarily to commodity prices and interest rates. From time to time, we use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our revolving bank credit facility. We do not enter into derivative instruments for speculative trading purposes. Our derivative instruments currently consist of crude oil swap and option contracts. We are exposed to credit loss in the event of nonperformance by the counterparties (Natixis; ING Capital Markets, LLC-EDP; the Toronto Dominion Bank; and BNP Paribas Corporate and Investment Banking); however, we do not currently anticipate any of our counterparties being unable to fulfill their contractual obligations.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivative: We have entered into commodity option contracts to manage a portion of our exposure to commodity price risk from sales of oil through December 2014. While these contracts are intended to reduce the effects of price volatility, they may also limit future income from favorable price movements. During the three months ended March 31, 2012 and 2011, our derivative contracts consisted entirely of crude oil contracts. The zero cost collars are priced off the West Texas Intermediate crude oil price quoted on the New York Mercantile Exchange, known as NYMEX, and the swaps are priced off the Brent crude oil price quoted on the IntercontinentalExchange, known as ICE.

As of March 31, 2012, our open commodity derivatives were as follows:

Zero Cost Collars – Oil (NYMEX)
		Weighted Average Contract Price		Fair Value
Termination Period	Notional Quantity (Bbls)	Floor	Ceiling	Liability (in thousands)
2012: 2nd quarter	364,000	$75.00	$97.88	$2,603
3rd quarter	124,000	75.00	97.88	1,185
4th quarter	251,000	75.00	98.99	2,808

	739,000	$75.00	$98.25	$6,596

Swaps – Oil (Brent)
Termination Period	Notional Quantity (Bbls)	Weighted Average Contract Price	Fair Value Liability (in thousands)
2012: 2nd quarter	401,310	$109.81	$4,619
3rd quarter	414,000	107.28	4,884
4th quarter	257,600	107.28	2,543
2013: 1st quarter	351,000	101.97	4,563
2nd quarter	336,700	101.97	3,714
3rd quarter	312,800	101.98	2,860
4th quarter	294,400	101.98	2,149
2014: 1st quarter	180,000	97.38	1,793
2nd quarter	172,900	97.38	1,405
3rd quarter	165,600	97.38	1,066
4th quarter	156,400	97.37	754

	3,042,710	$103.16	$30,350

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At March 31, 2012, $23.2 million was included in Accrued liabilities and $13.7 million was included in Other long-term liabilities related to the fair value of our derivative contracts. At December 31, 2011, $7.2 million was included in Accrued liabilities, $2.3 million was included in Prepaid and other assets and $1.8 million was included in Other assets related to the fair value of our derivative contracts. Changes in the fair value of our derivative contracts are recognized currently in earnings. Our derivative loss for the three months ended March 31, 2012 includes realized and unrealized losses of $5.8 million and $33.8 million, respectively. Our derivative loss for the three months ended March 31, 2011 includes realized and unrealized losses of $2.2 million and $21.6 million, respectively.

6. Long-Term Debt

At March 31, 2012 and December 31, 2011, the balance outstanding of our senior notes, which bear an annual interest rate of 8.50% and mature on June 15, 2019 (the “8.50% Senior Notes”), was $600.0 million and was classified as long-term at their carrying value. Interest on the 8.50% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The estimated annual effective interest rate on the Senior Notes is 8.6%. We are subject to various financial and other covenants under the indenture governing the 8.50% Senior Notes and we were in compliance with those covenants as of March 31, 2012.

The Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) governs our revolving bank credit facility and terminates on May 5, 2015. Borrowings under our revolving bank credit facility are secured by our oil and natural gas properties. Availability under such facility is subject to a semi-annual redetermination of our borrowing base that occurs in the spring and fall of each year and is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria.

At March 31, 2012 and December 31, 2011, we had $84.0 million and $117.0 million, respectively, of loans outstanding and we had $0.7 million and $0.4 million, respectively, of letters of credit outstanding under the revolving bank credit facility. The estimated annual effective interest rate was 4.0% for the three months ended March 31, 2012 for borrowings under the revolving bank credit facility. The estimated annual effective interest rate includes amortization of debt issuance costs and excludes commitment fees and other costs. As of March 31, 2012, our borrowing base was $575.0 million and our borrowing capacity availability was $490.3 million.

Under the Credit Agreement, we are subject to various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio and a maximum leverage ratio, each as defined in the Credit Agreement. We were in compliance with all applicable covenants of the Credit Agreement as of March 31, 2012.

For information about fair value measurements for our 8.50% Senior Notes and revolving bank credit facility, refer to Note 7.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Fair Value Measurements

We measure the fair value of our derivative financial instruments by applying the income approach, using models with inputs that are classified within Level 2 of the valuation hierarchy. The inputs used for the fair value measurement of our derivative financial instruments are the exercise price, the expiration date, the settlement date, notional quantities, the implied volatility, the discount curve with spreads and published commodity futures prices. The fair value of our 8.50% Senior Notes is based on quoted prices and the market is not an active market; therefore, the fair value is classified within Level 2. The carrying amount of debt under our revolving bank credit facility approximates fair value because the interest rates are variable and reflective of market rates.

The following table presents the fair value of our derivative financial instruments, 8.50% Senior Notes and revolving bank credit facility for the periods indicated (in thousands).

		March 31, 2012		December 31, 2011
	Hierarchy	Assets	Liabilities	Assets	Liabilities
Derivatives	Level 2	$—	$36,946	$4,087	$7,199
8.50% Senior Notes	Level 2	—	633,000	—	612,000
Revolving bank credit facility	Level 2	—	84,000	—	117,000

As described in Note 5, our derivative financial instruments are reported in the balance sheet at fair value and changes in fair value are recognized currently in earnings. The 8.50% Senior Notes and revolving bank credit facility are reported in the balance sheet at their carrying value as described in Note 6.

8. Share-Based Compensation and Cash-Based Incentive Compensation

In 2010, the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (the “Plan”) was approved by our shareholders. As allowed by the Plan, in August 2010 and August 2011, the Company granted restricted stock units (“RSUs”) to certain of its employees and in January 2011, the Company granted restricted stock to one of its employees. RSUs are a long-term compensation component of the Plan, which are granted to only certain employees, and are subject to adjustments at the end of the applicable performance period based on the Company achieving certain predetermined performance criteria. The RSUs vest at the end of a specified service period. In 2011 and in prior years, restricted stock was granted to the Company’s non-employee directors under the Director Compensation Plan. In addition to share-based compensation, the Company may grant its employees cash-based incentive awards, which are a short-term component of the Plan, and are based on the Company and the employee achieving certain predetermined performance criteria.

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

At March 31, 2012, there were 2,269,745 shares of common stock available for issuance in satisfaction of awards under the Plan and 568,783 shares of common stock available for issuance in satisfaction of awards under the Directors Compensation Plan.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted Stock. The Company currently has unvested restricted shares outstanding issued to one employee and the non-employee directors. Restricted shares are subject to forfeiture until vested and cannot be sold, transferred or disposed of during the restricted period. The holders of restricted shares generally have the same rights as a shareholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares.

A summary of activity related to restricted stock is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding restricted shares, December 31, 2011	51,870	$15.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted shares, March 31, 2012 (1)	51,870	$15.81

(1)	Subject to the satisfaction of service conditions, 30,137 shares, 16,699 shares and 5,034 shares will vest in 2012, 2013 and 2014, respectively.

There were no grants of restricted shares during the three months ended March 31, 2012. The grant date fair value of restricted shares granted during the three months ended March 31, 2011 was $0.1 million. There were no restricted shares that vested during the three months ended March 31, 2012 or 2011.

Restricted Stock Units. During 2011 and 2010, the Company awarded to certain employees RSUs that were 100% contingent upon meeting specified performance requirements. The specific performance requirements were achieved in 2011 and 2010. Vesting occurs upon completion of the specified vesting period applicable to each award. Effective January 2012, the RSUs awarded in 2011 and 2010 earned dividend equivalents at the same rate as dividends paid on our common stock. During 2011, RSUs awarded in 2010 earned dividend equivalents at the same rate as dividends paid on our common stock. RSUs awarded in both years are subject to forfeiture until vested and cannot be sold, transferred or disposed of during the restricted period.

A summary of activity related to RSUs is as follows:

	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding RSUs, December 31, 2011	1,732,703	$14.67
Granted	—	—
Vested	—	—
Forfeited	(20,984)	26.93

Outstanding RSUs, March 31, 2012 (1)	1,711,719	$14.52

(1)	Subject to the satisfaction of service conditions, 1,208,714 and 503,005 RSUs will vest in 2012 and 2013, respectively.

During the three months ended March 31, 2012 and 2011, there were no grants or vesting of RSUs.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Share-Based Compensation. A summary of incentive compensation expense under share-based payment arrangements and the related tax benefit is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Share-based compensation expense from:
Restricted stock	$106	$588
Restricted stock units	2,553	1,238

Total	$2,659	$1,826

Share-based compensation tax benefit:
Tax benefit computed at the statutory rate	$931	$639

As of March 31, 2012, unrecognized share-based compensation expense related to our outstanding restricted shares and RSUs was $0.4 million and $12.6 million, respectively. Unrecognized compensation expense will be recognized through April 2014 for restricted shares and November 2013 for RSUs.

Cash-based Incentive Compensation. As defined by the Plan, annual incentive awards may be granted to eligible employees payable in cash. These awards are performance-based awards consisting of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each of such criteria. Generally, the performance period is the calendar year and determination and payment is made in cash in the first quarter of the following year.

Share-Based Compensation and Cash-Based Incentive Compensation Expense. A summary of incentive compensation expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Share-based compensation expense included in:
Lease operating expense	$—	$116
General and administrative	2,659	1,710

Total charged to operating income	2,659	1,826

Cash-based incentive compensation included in:
Lease operating expense	1,900	1,081
General and administrative	1,878	2,764

Total charged to operating income	3,778	3,845

Total incentive compensation charged to operating income	$6,437	$5,671

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9. Income Taxes

Income tax expense of $2.0 million and $10.2 million was recorded during the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate for the three months ended March 31, 2012 was 38.1% and differed from the federal statutory rate of 35.0% primarily as a result of the recapture of deductions for qualified domestic production activities under Section 199 of the Internal Revenue Code (“IRC”) as a result of loss carrybacks to prior years. Our effective tax rate for the three months ended March 31, 2011 was 35.3%, which approximated the federal statutory rate.

As of March 31, 2012 and December 31, 2011, we did not have any unrecognized tax benefit recorded. As of March 31, 2012 and December 31, 2011, we had a valuation allowance related to state net operating losses. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating are deductible. The tax years from 2008 through 2011 remain open to examination by the tax jurisdictions to which we are subject.

10. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income	$3,218	$18,649
Less portion allocated to nonvested shares	140	372

Net income allocated to common shares	$3,078	$18,277

Weighted average common shares outstanding	74,300	74,004

Basic and diluted earnings per common share	$0.04	$0.25

Shares excluded due to being anti-dilutive (weighted-average)	1,765	1,714

11. Dividends

During the three months ended March 31, 2012 and 2011, we paid regular cash dividends of $0.08 and $0.04 per common share, respectively. On May 8, 2012, our board of directors declared a cash dividend of $0.08 per common share, payable on June 4, 2012 to shareholders of record on May 24, 2012.

12. Contingencies

The United States Attorney’s Office for the Eastern District of Louisiana, along with the Criminal Investigation Division of the U.S. Environmental Protection Agency (the “EPA”), has been conducting a federal grand jury investigation of environmental compliance matters relating to surface discharges and reporting on four of our offshore platforms in the Gulf of Mexico. We are fully cooperating with the investigation which began in late 2010 and is continuing in 2012. The United States Attorney’s Office has informed us that they are continuing their investigation with the intent to seek a criminal disposition. The outcome of this investigation could have a material adverse effect upon us. We are not able at this time to estimate our potential exposure, if any, related to this matter.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On May 6, 2009, certain Cameron Parish land owners filed suit in the 38th Judicial District Court, Cameron Parish, Louisiana against the Company and Tracy W. Krohn as well as several other defendants unrelated to us. In their lawsuit, plaintiffs are alleging that property they own has been contaminated or otherwise damaged by the defendants’ oil and gas exploration and production activities and are seeking compensatory and punitive damages. The ultimate resolution of this matter cannot be estimated by management at this time. We are vigorously defending this litigation.

During the three months ended March 31, 2012, we increased our estimated contingency reserve by $8.3 million, which was charged to General and administrative expenses on the statement of income. As of March 31, 2012 and December 31, 2011, we have recorded a liability of $10.3 million and $2.0 million, respectively, which is included in Accrued liabilities on the balance sheet, for the loss contingencies of environmental matters that include the events described above and other minor environmental and litigation matters we are addressing.

In 2009, the Company recognized $5.3 million in allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of their deepwater production through our subsea pipeline systems. In 2010, the ONRR audited the calculations and support related to this usage fee, and in the third quarter of 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken. We recorded a reduction to other revenue of $4.7 million in the third quarter of 2010 to reflect this disallowance; however, we disagree with the position taken by the ONRR and we are pursuing our claim to resolve the matter.

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

13. Subsequent Event

On May 7, 2012, we executed the First Amendment to the Fourth Amended And Restated Credit Agreement, which, among other things, increased the number of banks, increased the borrowing base from $575.0 million to $650.0 million and added a survivorship of security provision. The agreement is effective May 7, 2012. All other terms of the agreement remain substantially the same as the prior agreement, including the termination date of May 5, 2015, interest rate spreads and covenants.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Supplemental Guarantor Information

Our payment obligations under the 8.50% Senior Notes and the Credit Agreement (see Note 6) are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries, W&T Energy VI, LLC and W&T Energy VII, LLC, which does not have any active operations (together, the “Guarantor Subsidiaries”).

The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of W&T Offshore, Inc. (when referred to on a stand-alone basis, the “Parent Company”) and the Guarantor Subsidiaries, together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Balance Sheet as of March 31, 2012

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,508	$—	$—	$8,508
Receivables:
Oil and natural gas sales	69,944	19,090	—	89,034
Joint interest and other	27,611	—	—	27,611
Income taxes	94,642	—	(94,642)	—

Total receivables	192,197	19,090	(94,642)	116,645
Deferred income taxes	11,004	—	—	11,004
Prepaid expenses and other assets	22,139	—	—	22,139

Total current assets	233,848	19,090	(94,642)	158,296
Property and equipment – at cost:
Oil and natural gas properties and equipment	5,737,812	280,398	—	6,018,210
Furniture, fixtures and other	20,001	—	—	20,001

Total property and equipment	5,757,813	280,398	—	6,038,211
Less accumulated depreciation, depletion and amortization	4,271,613	131,805	—	4,403,418

Net property and equipment	1,486,200	148,593	—	1,634,793
Restricted deposits for asset retirement obligations	35,518	—	—	35,518
Deferred income taxes	—	18,050	(18,050)	—
Other assets	388,653	313,034	(687,953)	13,734

Total assets	$2,144,219	$498,767	$(800,645)	$1,842,341

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,261	$731	$—	$64,992
Undistributed oil and natural gas proceeds	34,836	239	—	35,075
Asset retirement obligations	105,442	—	—	105,442
Accrued liabilities	55,049	—	—	55,049
Income taxes	—	94,955	(94,642)	313

Total current liabilities	259,588	95,925	(94,642)	260,871
Long-term debt	684,000	—	—	684,000
Asset retirement obligations, less current portion	235,113	27,924	—	263,037
Deferred income taxes	88,477	—	(18,050)	70,427
Other liabilities	332,624	—	(313,034)	19,590
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	389,629	231,759	(231,760)	389,628
Retained earnings	178,954	143,159	(143,159)	178,954
Treasury stock, at cost	(24,167)	—	—	(24,167)

Total shareholders’ equity	544,417	374,918	(374,919)	544,416

Total liabilities and shareholders’ equity	$2,144,219	$498,767	$(800,645)	$1,842,341

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,512	$—	$—	$4,512
Receivables:
Oil and natural gas sales	78,131	20,419	—	98,550
Joint interest and other	25,804	—	—	25,804
Income taxes	74,183	—	(74,183)	—

Total receivables	178,118	20,419	(74,183)	124,354
Deferred income taxes	2,007	—	—	2,007
Prepaid expenses and other assets	30,315	—	—	30,315

Total current assets	214,952	20,419	(74,183)	161,188
Property and equipment – at cost:
Oil and natural gas properties and equipment	5,689,535	269,481	—	5,959,016
Furniture, fixtures and other	19,500	—	—	19,500

Total property and equipment	5,709,035	269,481	—	5,978,516
Less accumulated depreciation, depletion and amortization	4,208,825	111,585	—	4,320,410

Net property and equipment	1,500,210	157,896	—	1,658,106
Restricted deposits for asset retirement obligations	33,462	—	—	33,462
Deferred income taxes	—	17,637	(17,637)	—
Other assets	372,572	275,181	(631,584)	16,169

Total assets	$2,121,196	$471,133	$(723,404)	$1,868,925

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,333	$2,538	$—	$75,871
Undistributed oil and natural gas proceeds	33,391	341	—	33,732
Asset retirement obligations	138,185	—	—	138,185
Accrued liabilities	29,705	—	—	29,705
Income taxes	—	84,575	(74,183)	10,392

Total current liabilities	274,614	87,454	(74,183)	287,885
Long-term debt	717,000	—	—	717,000
Asset retirement obligations, less current portion	228,419	27,276	—	255,695
Deferred income taxes	76,518	—	(17,637)	58,881
Other liabilities	280,071	—	(275,181)	4,890
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	386,920	231,759	(231,759)	386,920
Retained earnings	181,820	124,644	(124,644)	181,820
Treasury stock, at cost	(24,167)	—	—	(24,167)

Total shareholders’ equity	544,574	356,403	(356,403)	544,574

Total liabilities and shareholders’ equity	$2,121,196	$471,133	$(723,404)	$1,868,925

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2012

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Revenues	$176,562	$59,324	$—	$235,886

Operating costs and expenses:
Lease operating expenses	50,018	6,645	—	56,663
Production taxes	1,485	—	—	1,485
Gathering and transportation	3,484	737	—	4,221
Depreciation, depletion, amortization and accretion	67,623	20,868	—	88,491
General and administrative expenses	26,887	2,592	—	29,479
Derivative loss	39,634	—	—	39,634

Total costs and expenses	189,131	30,842	—	219,973

Operating income (loss)	(12,569)	28,482	—	15,913
Earnings of affiliates	18,516	—	(18,516)	—
Interest expense:
Incurred	13,905	—	—	13,905
Capitalized	(3,191)	—	—	(3,191)

Income (loss) before income tax expense	(4,767)	28,482	(18,516)	5,199
Income tax expense (benefit)	(7,985)	9,966	—	1,981

Net income	$3,218	$18,516	$(18,516)	$3,218

Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2011

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Revenues	$140,226	$70,629	$—	$210,855

Operating costs and expenses:
Lease operating expenses	42,081	10,324	—	52,405
Production taxes	288	—	—	288
Gathering and transportation	3,072	1,481	—	4,553
Depreciation, depletion, amortization and accretion	51,411	22,681	—	74,092
General and administrative expenses	16,657	1,472	—	18,129
Derivative loss	23,840	—	—	23,840

Total costs and expenses	137,349	35,958	—	173,307

Operating income	2,877	34,671	—	37,548
Earnings of affiliates	22,536	—	(22,536)	—
Interest expense:
Incurred	10,129	—	—	10,129
Capitalized	(1,412)	—	—	(1,412)

Income before income tax expense	16,696	34,671	(22,536)	28,831
Income tax expense (benefit)	(1,953)	12,135	—	10,182

Net income	$18,649	$22,536	$(22,536)	$18,649

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Operating activities:
Net income	$3,218	$18,516	$(18,516)	$3,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	67,623	20,868	—	88,491
Amortization of debt issuance costs	586	—	—	586
Share-based compensation	2,659	—	—	2,659
Derivative loss	39,634	—	—	39,634
Cash payments on derivative settlements	(5,800)	—	—	(5,800)
Deferred income taxes	2,963	(413)	—	2,550
Earnings of affiliates	(18,516)	—	18,516	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	8,187	1,329	—	9,516
Joint interest and other receivables	(2,170)	—	—	(2,170)
Insurance receivables	715	—	—	715
Income taxes	(20,766)	10,380	—	(10,386)
Prepaid expenses and other assets	3,735	(37,855)	38,004	3,884
Asset retirement obligations	(5,384)	—	—	(5,384)
Accounts payable and accrued liabilities	1,787	(1,908)	(150)	(271)
Other liabilities	38,769	—	(37,854)	915

Net cash provided by operating activities	117,240	10,917	—	128,157

Investing activities:
Investment in oil and natural gas properties and equipment	(73,709)	(10,917)	—	(84,626)
Purchases of furniture, fixtures and other	(500)	—	—	(500)

Net cash used in investing activities	(74,209)	(10,917)	—	(85,126)

Financing activities:
Borrowings of long-term debt – revolving bank credit facility	84,000	—	—	84,000
Repayments of long-term debt – revolving bank credit facility	(117,000)	—	—	(117,000)
Dividends to shareholders	(5,948)	—	—	(5,948)
Other	(87)	—	—	(87)

Net cash used in financing activities	(39,035)	—	—	(39,035)

Increase in cash and cash equivalents	3,996	—	—	3,996
Cash and cash equivalents, beginning of period	4,512	—	—	4,512

Cash and cash equivalents, end of period	$8,508	$—	$—	$8,508

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Operating activities:
Net income	$18,649	$22,536	$(22,536)	$18,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	51,411	22,681	—	74,092
Amortization of debt issuance costs	335	—	—	335
Share-based compensation	1,826	—	—	1,826
Derivative loss	23,840	—	—	23,840
Cash payments on derivative settlements	(2,223)	—	—	(2,223)
Deferred income taxes	12,707	(3,360)	—	9,347
Earnings of affiliates	(22,536)	—	22,536	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	(3,608)	1,173	—	(2,435)
Joint interest and other receivables	3,235	—	—	3,235
Insurance receivables	9,295	—	—	9,295
Income taxes	(33,772)	15,497	—	(18,275)
Prepaid expenses and other assets	5,062	(55,164)	55,164	5,062
Asset retirement obligations	(17,470)	—	—	(17,470)
Accounts payable and accrued liabilities	(31,286)	(1,332)	—	(32,618)
Other liabilities	55,229	—	(55,164)	65

Net cash provided by operating activities	70,694	2,031	—	72,725

Investing activities:
Investment in oil and natural gas properties and equipment	(37,897)	(2,031)	—	(39,928)
Purchases of furniture, fixtures and other	(80)	—	—	(80)

Net cash used in investing activities	(37,977)	(2,031)	—	(40,008)

Financing activities:
Borrowings of long-term debt – revolving bank credit facility	10,000	—	—	10,000
Repayments of long-term debt – revolving bank credit facility	(10,000)	—	—	(10,000)
Dividends to shareholders	(2,979)	—	—	(2,979)

Net cash used in financing activities	(2,979)	—	—	(2,979)

Increase in cash and cash equivalents	29,738	—	—	29,738
Cash and cash equivalents, beginning of period	28,655	—	—	28,655

Cash and cash equivalents, end of period	$58,393	$—	$—	$58,393

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, which involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Known material risks that may affect our financial condition and results of operations are discussed in Item 1A “Risk Factors” and market risks are discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2011 and may be discussed or updated from time to time in subsequent reports filed with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation, nor do we intend, to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries.

Overview

We are an independent oil and natural gas producer focused primarily in the Gulf of Mexico and Texas. We have grown through acquisitions, exploration and development and currently hold working interests in approximately 60 producing offshore fields in federal and state waters. During 2011, we expanded onshore into West Texas and East Texas where we are actively pursuing exploration and development activities. The majority of our daily production was derived from wells we operate offshore. In managing our business, we are concerned primarily with maximizing return on shareholders’ equity. To accomplish this primary goal, we focus on profitably increasing production and finding oil and gas reserves at a favorable cost. We strive to grow our reserves and production through acquisitions and our drilling programs. We have focused on acquiring properties where we can develop an inventory of drilling prospects that will enable us to continue to add reserves post-acquisition.

Our financial condition, cash flow and results of operations are significantly affected by the volume of our oil, natural gas liquids (“NGLs”) and natural gas production and the prices that we receive for such production. Our production volumes for the first quarter of 2012 were comprised of approximately 34.4% oil and condensate, 12.1% NGLs and 53.5% natural gas, determined using the energy equivalency ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel (“Bbl”) of crude oil, condensate or NGLs. The conversion ratio does not assume price equivalency, and the price per one thousand cubic feet equivalent (“Mcfe”) for oil, NGLs and natural gas may differ significantly. In the first quarter of 2012, revenues from the sale of oil and NGLs made up 83.2% of our total revenues, which is up from 75.6% in the first quarter of 2011. As the relationship between oil and natural gas prices continues to diverge, we expect that this trend could continue. For the first quarter of 2012, our combined total production of oil, condensate, NGLs and natural gas was approximately 18.4% higher on a Mcfe basis than during the same period in 2011.

During 2011, we closed on two acquisition transactions. On May 11, 2011, we completed the acquisition of the Yellow Rose Properties, which consist of approximately 24,500 gross acres (21,900 net acres) of oil and gas leasehold interests in the Permian Basin of West Texas. Based on internal estimates, proved reserves associated with the Yellow Rose Properties as of the acquisition date were approximately 30.1 million barrels of oil equivalent (“MMBoe”) (180.4 billion cubic feet equivalent (“Bcfe”)), comprised of approximately 69% oil, 22% NGLs and 9% natural gas, and approximately 30% of which were classified as proved developed. The adjusted purchase price was $394.4 million excluding ARO and long-term liabilities. We assumed the ARO, which we estimated to be $0.4 million, and recorded a long-term liability of $2.1 million. The acquisition was funded from cash on hand and borrowings under our revolving bank credit facility.

On August 10, 2011, we completed the acquisition of the Fairway Properties, which consisted of a 64.3% working interest in the Fairway field along with a like interest in the associated Yellowhammer gas treatment plant. Based on internal estimates, proved reserves associated with the Fairway field as of the acquisition date were 8.9 MMBoe (53.5 Bcfe) comprised of approximately 72% natural gas, 27% NGLs and less than 1% oil and which are 100% proved developed. As of March 31, 2012, the adjusted purchase price was $42.9 million excluding ARO. The purchase price is subject to further post-effective date adjustments and final settlement is expected to occur in the first half of 2012. We assumed the ARO associated with the properties and plant, which we estimated to be $7.8 million. The acquisition was funded from borrowings under our revolving bank credit facility.

During the first quarter of 2012, our realized oil sales price (unhedged) increased 12.8%, compared to the first quarter of 2011. Two comparable benchmarks are the unweighted average daily posted spot price of West Texas Intermediate (“WTI”) crude oil, which increased 9.5% from the comparable period, and the unweighted average daily posted spot price of Brent crude oil, which increased 12.6 % from the comparable period. WTI is frequently used to value domestically produced crude oil, and the majority of our oil production is priced using the spot price for WTI as a base price plus a premium depending on the type of crude oil. Most of our oil production is from our offshore production, which is comprised of various crudes including Heavy Louisiana Sweet, Light Louisiana Sweet, Poseidon and others. Starting in the first quarter of 2011 and continuing through the first quarter of 2012, these various crudes sold at a significant premium relative to WTI. During the first quarter of 2012, premiums for Heavy Louisiana Sweet crude ranged between $11.00 and $19.00 per barrel and premiums for Light Louisiana Sweet crude ranged between $10.00 and $17.00 per barrel. In comparison, the average premium spread for these crudes was approximately $2.00 to $3.00 per barrel during 2010, which is representative of the historical norm. We may continue to experience higher premiums to WTI crude in our future sales of crude oil until such time as the causative factors are resolved. We cannot predict with any certainty how long such pricing conditions will last.

A possible cause cited by industry publications for the premiums afforded our offshore crudes is an over supply situation at Cushing, Oklahoma. Due in part to the over supply situation, the owners of the Seaway pipeline announced plans to reverse the flow of crude oil and, starting on June 1, 2012, will transport crude oil from the Midwest to the Gulf coast at a rate of 150,000 barrels per day. The announcement also stated the volumes are fully nominated and that it plans to expand volumes to 400,000 barrels per day, subject to volume commitments and other conditions. This will affect the over supply situation at Cushing and may affect the premiums we receive on our offshore oil production. An additional factor that has affected the premiums for Heavy Louisiana Sweet and Light Louisiana Sweet is the difference between the Brent and WTI crude oil benchmarks, which continue to have a higher spread than historical norms. When Brent increases versus WTI, it boosts the value of low-sulfur U.S. grades that compete with West Africa oil priced against the European Benchmark. This trend of Brent spreads being higher began in the first quarter of 2011 and has continued through the first quarter of 2012.

Oil prices are affected by world events such as production stoppages in the Middle East and demand changes in Europe. If world economic growth continues, which is currently being driven by China, Brazil, India and Russia. Many commentors believe such activity will support strong crude oil prices.

According to industry sources, NGLs production hit another record in the month of January (2.4 million barrels per day and the last real bench mark that we have) representing an 18% increase year over year. During the first quarter, ethane prices weakened while the remainder of the NGLs stream remained firm. As long as the crude to natural gas ratio remains wide, NGLs production should continue to be high, which may put downward pressure on ethane pricing and in turn weaken the entire NGLs stream.

Natural gas prices are much more affected by domestic issues, such as weather (particularly extreme heat and cold), supply, local demand issues and domestic economic conditions, and they have historically been subject to substantial fluctuation. During the first quarter of 2012, our average realized sales price of natural gas (unhedged) decreased 37.8% from the first quarter of 2011 to $2.67 per Mcf. A comparable bench mark is the Henry Hub unweighted average daily posted spot price, which decreased 41.6% from the comparable period. We expect continued weakness in natural gas prices as producers continue to drill to hold leases, natural gas storage levels continue to build to ever higher levels throughout this injection season, natural gas continues to be produced as a by-product in conjunction with the substantial ramp up of oil drilling, liquefied natural gas availability is increasing and production efficiency gains are achieved in the shale gas areas resulting from better fracking techniques. According to industry and government data, U.S. natural gas production has increased approximately 9% for the three month period ended January 2012 (latest data available) versus the comparable prior year period in spite of an approximate 30% decline in the number of drilling rigs exploring for natural gas (April 2012 compared to April 2011). Industry newsletters indicate that storage may reach maximum capacity in the fall of 2012, which could negatively affect natural gas prices. Due to elevated oil prices, drilling activity for oil in the U.S. is at high levels and successful oil wells are producing natural gas as a by-product, which has increased natural gas production. According to industry sources, the total U.S. oil rig count is up over 50% in March 2012 compared to March 2011. Factors that could lead to higher natural gas prices include an increase in demand from economic growth, conversions to natural gas from other energy sources or production shut-ins due to economic factors.

Should prices decline for oil and natural gas in the future, it would negatively impact our future oil and natural gas revenues, earnings and liquidity, and could result in ceiling test write-downs of the carrying value of our oil and natural gas properties, reductions in proved reserves, issues with financial ratio compliance, and a reduction of the borrowing base associated with our credit agreement, depending on the severity of such declines. If those were to occur and were significant, it may limit the willingness of financial institutions and investors to provide capital to us and others in the oil and natural gas industry.

There continues to be many proposed changes in laws, regulations, guidance and policy in our industry. The process for obtaining offshore drilling permits, especially deep water drilling permits, has expanded and lengthened in the past few years. The most significant regulation changes in the last two years are regulations related to potential environmental impacts, spill response documentation, compliance reviews, operator practices related to safety and implementing a safety and environmental management system. The new regulations and increased review process increases the time to obtain drilling permits and increases the cost of operations. As these new regulations and guidance continue to evolve, we cannot estimate the cost and impact to our business at this time.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended March 31,
	2012(1)	2011	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil	$169,974	$141,549	$28,425	20.1%
NGLs	26,384	17,938	8,446	47.1%
Natural gas	38,436	50,918	(12,482)	(24.5)%
Other	1,092	450	642	142.7%

Total revenues	235,886	210,855	25,031	11.9%
Operating costs and expenses:
Lease operating expenses	56,663	52,405	4,258	8.1%
Production taxes	1,485	288	1,197	415.6%
Gathering and transportation	4,221	4,553	(332)	(7.3)%
Depreciation, depletion, amortization and accretion	88,491	74,092	14,399	19.4%
General and administrative expenses	29,479	18,129	11,350	62.6%
Derivative loss	39,634	23,840	15,794	66.3%

Total costs and expenses	219,973	173,307	46,666	26.9%

Operating income	15,913	37,548	(21,635)	(57.6)%
Interest expense, net of amounts capitalized	10,714	8,717	1,997	22.9%

Income before income tax expense	5,199	28,831	(23,632)	(82.0)%
Income tax expense	1,981	10,182	(8,201)	(80.5)%

Net income	$3,218	$18,649	$(15,431)	(82.7)%

Basic and diluted earnings per common share	$0.04	$0.25	$(0.21)	(84.0)%

(1)	In the second quarter of 2011, we acquired the Yellow Rose Properties and, in the third quarter of 2011, we acquired the Fairway Properties.

	Three Months Ended March 31,
	2012(1)	2011	Change	%
Operating:
Net sales volumes:
Oil (MBbls)	1,540	1,446	94	6.5%
NGLs (MBbls)	544	358	186	52.0%
Natural gas (MMcf)	14,376	11,878	2,498	21.0%
Total oil equivalent (MBoe) (2)	4,480	3,783	697	18.4%
Total natural gas equivalent (MMcfe) (2)	26,877	22,699	4,178	18.4%

Average daily equivalent sales (Boe/d) (2)	49,226	42,036	7,190	17.1%
Average daily equivalent sales (Mcfe/d) (2)	295,354	252,215	43,139	17.1%

Average realized sales prices (Unhedged):
Oil ($/Bbl)	$110.39	$97.90	$12.49	12.8%
NGLs ($/Bbl)	48.51	50.14	(1.63)	(3.3)%
Natural gas ($/Mcf)	2.67	4.29	(1.62)	(37.8)%
Oil equivalent ($/Boe) (2)	52.41	55.62	(3.21)	(5.8)%
Natural gas equivalent ($/Mcfe) (2)	8.74	9.27	(0.53)	(5.7)%
Average realized sales prices (Hedged) (3):
Oil ($/Bbl)	$106.63	$96.37	$10.26	10.6%
NGLs ($/Bbl)	48.51	50.14	(1.63)	(3.3)%
Natural gas ($/Mcf)	2.67	4.29	(1.62)	(37.8)%
Oil equivalent ($/Boe) (2)	51.12	55.03	(3.91)	(7.1)%
Natural gas equivalent ($/Mcfe) (2)	8.52	9.17	(0.65)	(7.1)%
Average per Mcfe ($/Mcfe) (2):
Lease operating expenses	$2.11	$2.31	$(0.20)	(8.7)%
Gathering and transportation	0.16	0.20	(0.04)	(20.0)%

Production costs	2.27	2.51	(0.24)	(9.6)%
Production taxes	0.05	0.01	0.04	400.0%
Depreciation, depletion, amortization and accretion	3.29	3.26	0.03	0.9%
General and administrative expenses	1.10	0.80	0.30	37.5%

	$6.71	$6.58	$0.13	2.0%

Total number of wells drilled (gross):
Offshore	—	1	(1)	(100.0)%
Onshore	18	1	17	NM

Total number of productive wells drilled (gross):
Offshore	—	1	(1)	(100.0)%
Onshore	18	1	17	NM

(1)	In the second quarter of 2011, we acquired the Yellow Rose Properties and, in the third quarter of 2011, we acquired the Fairway Properties.
(2)	The conversion to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs (totals may not compute due to rounding). The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.
(3)	Data for all periods presented includes the effects of realized gains and losses on commodity derivative contracts, none of which qualified for hedge accounting.

Volume measurements:
Boe – barrel of oil equivalent	MMcf – million cubic feet
Boe/d – barrel of oil equivalent per day	MMcfe – million cubic feet equivalent
MBbls – thousand barrels for crude oil, condensate or NGLs	Mcfe/d – thousand cubic feet equivalent per day
MBoe – thousand barrels of oil equivalent

NM = percentage change not meaningful

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues. Total revenues increased $25.0 million to $235.9 million for the first quarter of 2012 as compared to the same period in 2011. Oil revenues increased $28.4 million, NGLs revenues increased $8.4 million, natural gas revenues decreased $12.5 million and other revenues increased $0.7 million. The oil revenue increase was attributable to a 12.8% increase in the average realized sales price (unhedged) to $110.39 per barrel for first quarter of 2012 from $97.90 per barrel for the first quarter of the prior year, combined with a 6.5% increase in sales volumes. The NGLs revenue increase was attributable to an increase of 52.0% in sales volumes from the comparable period, and was partially offset by a 3.3% decrease in the average realized sales price (unhedged) to $48.51 per barrel for the first quarter of 2012 from $50.14 per barrel for the prior year period. The sales volume increase for oil and NGLs is primarily attributable to increases associated with the properties acquired in 2011. The decrease in natural gas revenue resulted from a 37.8% decrease in the average realized natural gas sales price (unhedged) to $2.67 per Mcf in the first quarter of 2012 from $4.29 per Mcf for the prior year period, partially offset by a 21.0% increase in sales volumes. The sales volume increase for natural gas is primarily attributable to increases associated with our acquisition activities, the Main Pass 108 fields resuming production and successful exploration efforts. Revenues from oil and liquids increased as a percent of our total revenues, increasing to 83.2% for the first quarter of 2012 compared to 75.6% for the prior year period. NGLs realized prices as a percent of oil realized prices decreased to 43.9% for the first quarter of 2012 compared to 51.2% for the prior year period.

Lease operating expenses. Lease operating expenses, which include base lease operating expenses, insurance, workovers, maintenance on our facilities, and hurricane remediation costs net of insurance claims, increased $4.3 million to $56.7 million in the first quarter of 2012 compared to the prior year period. On a per Mcfe basis, lease operating expenses decreased to $2.11 per Mcfe during the first quarter 2012 compared to $2.31 per Mcfe during the comparable 2011 period. On a component basis, base lease operating expenses and insurance premiums increased $6.8 million and $1.9 million, respectively. As a partial offset, facilities expense and hurricane remediation costs net of insurance claims, decreased $3.3 million and $1.1 million, respectively. Workover expenses were approximately flat between periods. The increase in base lease operating expenses is primarily attributable to the properties purchased in 2011. The increase in insurance premiums is attributable to increases effective with the June 1, 2011 renewal, which included a substantial improvement in coverage. The decrease in facilities expense is primarily attributable to pipeline repairs at our Ship Shoal 300 field and work on newly acquired deepwater properties, which were completed in the 2011 period that did not reoccur in the comparable period in 2012. Workover costs were flat as the workover costs incurred for our onshore operations were offset by a decrease in our offshore activities. Hurricane remediation costs net of insurance claims decreased as there were minimal net costs in the first quarter of 2012 compared to net costs incurred in the prior year period related to returns of previously received insurance reimbursements.

Production taxes. Production taxes increased to $1.5 million during 2012 compared to $0.3 million in 2011 primarily due to the properties acquired in 2011 and are currently not a large component of our operating costs. Most of our production is from federal waters where there are no production taxes while onshore operations are subject to production taxes.

Gathering and transportation costs. Gathering and transportation costs decreased $0.3 million for the first quarter compared to the prior year period.

Depreciation, depletion, amortization and accretion (“DD&A”). DD&A, including accretion for ARO, increased to $3.29 per Mcfe for the first quarter of 2012 from $3.26 per Mcfe in the prior year period. On a nominal basis, DD&A increased to $88.5 million for the first quarter of 2012 from $74.1 million in the prior year period. DD&A on a per Mcfe basis increased slightly for the first quarter while DD&A on a nominal basis increased primarily due to higher production volumes.

General and administrative expenses (“G&A”). G&A increased to $29.5 million for the first quarter of 2012 from $18.1 million for the prior year period, primarily due to an $8.3 million litigation accrual and premiums related to surety bonds. G&A on a per Mcfe basis was $1.10 per Mcfe for the first quarter of 2012, compared to $0.80 per Mcfe for the prior year period.

Derivative loss. For the first quarter of 2012 and 2011, our derivative losses were $39.6 million and $23.8 million, respectively, and relate to the change in the fair value of our crude oil commodity derivatives as a result of increases in crude oil prices relative to the contract prices. Although the contracts relate to production for the current and future years, changes in the fair value for all open contracts are recorded currently. For the first quarter of 2012, $5.8 million of the loss was realized and $33.8 million was unrealized. For the first quarter of 2011, $2.2 million of the loss was realized and $21.6 million was unrealized. For additional information about our derivatives, refer to Item 1 Financial Statements – Note 5 – Derivative Financial Instruments.

Interest expense. Interest expense incurred increased to $13.9 million for the first quarter of 2012 from $10.1 million for the prior year period. The amount of our Senior Notes outstanding increased to $600.0 million from $450.0 million due to issuing our 8.50% Senior Notes and repurchasing our 8.25% Senior Notes, which occurred during June and July of 2011. During the first quarter of 2012 and 2011, $3.2 million and $1.4 million, respectively, of interest was capitalized to unevaluated oil and natural gas properties. The increase is primarily attributable to unevaluated properties acquired in conjunction with the acquisition of the Yellow Rose Properties.

Income tax expense. Income tax expense decreased to $2.0 million for the first quarter of 2012 compared to $10.2 million for the same period of 2011. The decrease is primarily attributable to the change in pre-tax income. Our effective tax rate for the three months ended March 31, 2012 was 38.1% and differed from the federal statutory rate of 35.0% primarily as a result of the recapture of deductions for qualified domestic production activities under Section 199 of the IRC as a result of loss carrybacks to prior years. Our effective tax rate for the three months ended March 31, 2011 was 35.3%, which approximated the federal statutory rate.

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

Cash flow and working capital. Net cash provided by operating activities for the first quarter of 2012 was $128.2 million, compared to $72.7 million for the first quarter of 2011. The change was primarily due to higher revenues associated with increases in prices for oil and NGLs and increased production volumes, decreased ARO payments, and lower income tax payments, partially offset by lower natural gas prices. Our combined production of oil, NGLs and natural gas on a Mcfe basis during the first quarter of 2012 was 18.4% higher than the first quarter of 2011, but our combined average realized sales price (hedged) per Mcfe was 7.1% lower than the comparable 2011 period.

Net cash used in investing activities during the first quarter of 2012 and 2011 was $85.1 million and $40.0 million, respectively, which represents our investments in both offshore and onshore oil and gas properties. The increase is primarily attributable to the increase in wells drilled in our onshore properties. There were no acquisitions completed in either period.

Net cash used in financing activities was $39.0 million and $3.0 million during the first quarter of 2012 and 2011, respectively. The cash used in the first quarter of 2012 was attributable to net pay downs on the revolving bank credit facility and dividend payments. The cash used in the first quarter of 2011 was attributable to dividend payments.

At March 31, 2012, we had a cash balance of $8.5 million and $490.3 million of undrawn capacity available under the revolving bank credit facility, which had a borrowing base of $575.0 million as of March 31, 2012.

Credit agreement and long-term debt. At March 31, 2012 and December 31, 2011, $84.0 million and $117.0 million, respectively, were outstanding under our revolving bank credit facility. During the three months ended March 31, 2012, the outstanding borrowings on our revolving bank credit facility ranged from $64.0 million to $145.0 million. At March 31, 2012 and December 31, 2011, $600.0 million of our 8.50% Senior Notes was outstanding. We believe that cash provided by operations, borrowings available under our revolving bank credit facility and other external sources of liquidity should be sufficient to fund our ongoing cash requirements, but additional financing could be required if we are successful in finding suitable acquisitions. For additional information about our long-term debt, refer to Financial Statements – Note 6 – Long-Term Debt under Part I, Item 1 of this Form 10-Q.

Availability under our revolving bank credit facility is subject to a semi-annual redetermination of our borrowing base that occurs in the spring and fall of each year and is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria. On May 7, 2012, we executed an amendment to the credit agreement, which, among other things, increased the number of banks, increased the borrowing base to $650.0 million and added a survivorship of security provision. For additional information, refer to Financial Statements – Note 13 – Subsequent Event under Part I, Item 1 of this Form 10-Q. The Credit Agreement contains various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio and a maximum leverage ratio, as defined in the Credit Agreement. We were in compliance with all applicable covenants of the Credit Agreement and all applicable covenants related to the 8.50% Senior Notes as of March 31, 2012.

Derivatives. From time to time, we use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our revolving loan facility. As of March 31, 2012, our derivative instruments outstanding consisted of oil contracts relating to approximately 1.8 MMBbls, 1.3 MMBbls and 0.7 MMBbls of our anticipated production for the balance of 2012 and the years 2013 and 2014, respectively. See Financial Statements – Note 5– Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Hurricane Remediation, Insurance Claims and Insurance. During the third quarter of 2008, Hurricane Ike caused substantial property damage and we continue to incur costs and submit claims to our insurance underwriters related to repairing such damage. Our insurance policies in effect on the occurrence date of Hurricane Ike had a retention requirement of $10.0 million per occurrence, which has been satisfied, and coverage policy limits of $150.0 million for property damage due to named windstorms (excluding damage at certain facilities) and $250.0 million for, among other things, removal of wreckage if mandated by any governmental authority.

From the third quarter of 2008 through March 31, 2012, we have received $140.0 million from our insurance carrier related to Hurricane Ike. As of March 31, 2012, we did not have any insurance receivables for claims that have been submitted and approved for payment. As of March 31, 2012, we have recorded in ARO an estimate of $25.5 million for additional costs to be incurred related to Hurricane Ike and we have estimated this work will be completed in 2013. We expect to receive reimbursement for a portion of these costs from our insurance carrier once the costs are incurred, claims are processed and payments are approved, but cannot estimate the amount of reimbursement to be received at this time. We believe at this time that covered costs under the applicable policies will not exceed policy limits. Should necessary expenditures exceed our insurance coverage for damages incurred as a result of Hurricane Ike, or claims are denied by our insurance carrier for other reasons, we expect that our available cash on hand, cash flow from operations and the availability under our revolving bank credit facility will be sufficient to meet these future cash needs.

We currently carry three layers of insurance coverage for our operating activities in the Gulf of Mexico. The current policy limits for well control and hurricane damage (defined as named windstorm in our policies) are $100.0 million and $120.0 million, respectively, and the policies are effective until June 1, 2012. We carry an additional $100.0 million of well control coverage effective until June 1, 2012 on certain wells at our Mahogany, Matterhorn, Virgo, Tahoe and SE Tahoe fields. A retention amount of $5.0 million for well control events and $37.5 million per hurricane occurrence must be satisfied by us before we are indemnified for losses. Certain properties we have deemed as non-core are not covered for hurricane damage. We estimate that approximately 93% of the estimated future net revenues discounted at 10% (“PV-10”) attributable to our Gulf of Mexico properties are on platforms that are covered under our current insurance policies for named windstorm damage. Pollution causing a negative environmental impact is characterized as a covered component of each of the well control and hurricane sections of the policy.

Our general and excess liability policy, which was recently renewed, is effective until May 1, 2013 and provides for $250.0 million of liability coverage for bodily injury and property damage, including liability claims resulting from seepage, pollution or contamination. With respect to the Oil Spill Financial Responsibility requirement under the Ocean Pollution Act, we are required to evidence $150.0 million of financial responsibility to the BSEE. We qualify to self-insure for $35.0 million of this amount and the remaining $115.0 million is covered by insurance.

We are currently in the process of renewing our policies that expire on June 1, 2012 and believe we will be able to renew such policies at acceptable terms and premiums. Although we have not been informed otherwise, in the future, our insurers may not continue to offer this type and level of coverage to us, or our costs may increase substantially as a result of increased premiums and there could be an increased risk of uninsured losses that may have been previously insured, all of which could have a material adverse effect on our financial condition and results of operations. We are also exposed to the possibility that in the future we will be unable to buy insurance at any price or that if we do have claims, the insurers will not pay our claims. However, we are not aware of any financial issues related to any of our insurance underwriters that would affect their ability to pay claims. We do not carry business interruption insurance.

Capital expenditures. The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, and the results of our exploration and development activities. The following table presents our capital expenditures for exploration, development and other leasehold costs and acquisitions:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Exploration (1)	$17,285	$14,569
Development (1)	62,535	21,069
Seismic, capitalized interest, other leasehold costs	4,806	4,290

Acquisitions and investments in oil and gas property/equipment	$84,626	$39,928

(1)	Reported by geography in the subsequent table.

The following table presents our exploration and development capital expenditures by geography:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Conventional shelf	$22,762	$30,683
Deepwater	10,417	1,804
Deep shelf	237	31
Onshore	46,404	3,120

Exploration and development capital expenditures	$79,820	$35,638

Our first quarter 2012 and 2011 capital expenditures were financed by cash flow from operating activities and cash on hand.

The following table presents our wells drilled based on a completed basis:

	Three Months Ended March 31,
	2012		2011
	Gross	Net	Gross	Net
Development wells:
Offshore wells:
Productive	—	—	—	—
Non-productive	—	—	—	—

Onshore wells:
Productive	9	9.0	—	—
Non-productive	—	—	—	—

Total development wells	9	9.0	—	—

Exploration wells:
Offshore wells:
Productive (conventional shelf)	—	—	1	1.0
Non Productive	—	—	—	—

Onshore wells:
Productive	9	8.1	1	0.5
Non-productive	—	—	—	—

Total exploration wells	9	8.1	2	1.5

Total wells	18	17.1	2	1.5

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

We intend to continue to pursue acquisitions and joint venture opportunities during 2012 should attractive opportunities arise. We are actively evaluating opportunities and expect to complement our drilling and development projects with acquisitions providing acceptable rates of return. We anticipate funding our 2012 capital budget and acquisitions with internally generated cash flow, cash on hand, borrowings under our revolving bank credit facility, and accessing the capital markets to the extent necessary.

Income taxes. During the three months ended March 31, 2012, we made tax payments of $10.2 million and received refunds of $0.4 million. During the three months ended March 31, 2011, we made tax payments of $19.1 million and did not receive any refunds. For the remainder of 2012, we expect a substantial amount of our income tax will be deferred and expect payments to be primarily related to alternative minimum tax.

Dividends. During the first quarter of 2012 and 2011, we paid regular cash dividends of $0.08 and $0.04 per common share, respectively. The dividend of $0.08 per share in the first quarter of 2012 represents a 100% increase to the regular dividend per share of $0.04 paid in each of the quarters of 2011. On May 8, 2012, our board of directors declared a cash dividend of $0.08 per common share, payable on June 4, 2012 to shareholders of record on May 24, 2012.

Contractual obligations. Updated information on certain contractual obligations is provided in Note 4 – Asset Retirement Obligations and Note 6 – Long Term Debt under Part I, Item 1 of this Form 10-Q. In addition, we entered into an arrangement for a drilling rig for an estimated commitment of $14.0 million, which is scheduled from October 2012 to April 2013. Other contractual obligations as of March 31, 2012 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Also refer to the Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the first quarter of 2012 did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2011.

Commodity Price Risk. Our revenues, profitability and future rate of growth substantially depend upon market prices of oil, NGLs and natural gas, which fluctuate widely. Oil, NGLs and natural gas price declines and volatility could adversely affect our revenues, net cash provided by operating activities and profitability. We currently have open crude oil derivative contracts to manage a portion of our exposure to commodity price risk from sales of oil for the balance of 2012 and the years 2013 and 2014. As of March 31, 2012, these derivative contracts had a notional quantity of 3.8 MMBbls. We do not designate our commodity derivatives as hedging instruments. While these contracts are intended to reduce the effects of volatile oil prices, they may also limit future income from favorable price movements. See Financial Statements – Note 5– Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Interest Rate Risk. As of March 31, 2012, we had $84.0 million outstanding on our revolving bank credit facility. The revolving bank credit facility has a variable interest rate, which is primarily impacted by the rates for the London Interbank Offered Rate (“LIBOR”) and the margin, which ranges from 2.00% to 2.75% depending on the amount outstanding. We currently do not have any derivative instruments related to interest rates.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of March 31, 2012 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The United States Attorney’s Office for the Eastern District of Louisiana, along with the Criminal Investigation Division of the EPA, has been conducting a federal grand jury investigation of environmental compliance matters relating to surface discharges and reporting on four of our offshore platforms in the Gulf of Mexico. We are fully cooperating with the investigation which began in late 2010 and is continuing in 2012. The United States Attorney’s Office has informed us that they are continuing their investigation with the intent to seek a criminal disposition. The outcome of this investigation could have a material adverse effect upon us. We are not able at this time to estimate our potential exposure, if any, related to this matter.

On May 6, 2009, certain Cameron Parish land owners filed suit in the 38th Judicial District Court, Cameron Parish, Louisiana against the Company and Tracy W. Krohn as well as several other defendants unrelated to us. In their lawsuit, plaintiffs are alleging that property they own has been contaminated or otherwise damaged by the defendants’ oil and gas exploration and production activities and are seeking compensatory and punitive damages. The ultimate resolution of this matter cannot be estimated by management at this time. We are vigorously defending this litigation.

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

Item 1A.	Risk Factors

Investors should carefully consider the risk factors included under Risk Factors under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, together with all of the other information included in this document, in our Annual Report on Form 10-K and in our other public filings, press releases and discussions with our management. Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

W&T OFFSHORE, INC.

By:	/s/ JOHN D. GIBBONS
John D. Gibbons
Senior Vice President, Chief Financial Officer and Chief Accounting Officer, duly authorized to sign on behalf of the registrant

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 24, 2006)

3.2	Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, filed May 3, 2004 (File No. 333-115103))

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.