Form 10-K
period 2013-12-31
W&T OFFSHORE INC
filed 2014-03-07
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $497,201,000 based on the closing sale price of $14.29 per share as reported by the New York Stock Exchange on June 28, 2013.

The number of shares of the registrant’s common stock outstanding on March 5, 2014 was 75,591,699.

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

i

PART I

Item 1. Business

W&T Offshore, Inc. is an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties primarily in the Gulf of Mexico and Texas. W&T Offshore, Inc. is a Texas corporation originally organized as a Nevada corporation in 1988, and successor by merger to W&T Oil Properties, Inc., a Louisiana corporation organized in 1983.  Our interest in fields, leases, structures and equipment are primarily owned by the parent company, W&T Offshore, Inc. and our wholly-own subsidiary, W&T Energy VI, LLC.

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

Our onshore activities have been primarily in the Permian Basin of West Texas, where most of our leasehold interests were acquired in a single 2011 acquisition.  We have had limited activity in East Texas, where we acquired leasehold interests in 2011, and have been evaluating the area through selective exploration and development efforts.

As of December 31, 2013, we have interests in offshore leases covering approximately 1.1 million gross acres (0.7 million net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama. Onshore, we have leasehold interests in approximately 0.2 million gross acres (0.2 million net acres), substantially all of which are in Texas. Approximately 57% of our total net offshore acreage is developed and approximately 13% of our total net onshore acreage is developed. Of the onshore leasehold acreage classified as undeveloped, a substantial portion could expire in 2014 but is expected to be extended by drilling two additional wells in 2014 and can be further extended by additional operations or production in future years.

Based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent petroleum consultant, our total proved reserves at December 31, 2013 were 117.7 million barrels of oil equivalent (“MMBoe”) or 705.9 billion cubic feet equivalent (“Bcfe”). Approximately 51% of our reserves were classified as proved developed producing, 22% as proved developed non-producing and 27% as proved undeveloped. Classified by product, our reserves at December 31, 2013 were 50% oil, 13% natural gas liquids (“NGLs”) and 37% natural gas. These percentages were determined using the energy-equivalent ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel (“Bbl”) of crude oil, condensate or NGLs. This energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for oil, NGLs and natural gas may differ significantly. Our total proved reserves had an estimated present value of future net revenues discounted at 10% (“PV-10”) of $2.5 billion. Our PV-10 after considering future cash outflows related to asset retirement obligations (“ARO”) and without deducting future income taxes was $2.3 billion, and our standardized measure of discounted future cash flows was $1.7 billion as of December 31, 2013. Neither PV-10 nor PV-10 after ARO are financial measures defined under generally accepted accounting principles (“GAAP”).  For additional information about our proved reserves and a reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows, see Properties – Proved Reserves under Part I, Item 2 of this Form 10-K.

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

In November and December 2013, we acquired from Callon Petroleum Operating Company (“Callon”) certain oil and gas leasehold interests in the Gulf of Mexico (the “Callon Properties”). Internal estimates of proved reserves associated with the Callon Properties as of the acquisition dates were approximately 2.1 MMBoe (12.7 Bcfe), comprised of approximately 67% oil and 33% natural gas, all of which were classified as proved developed.

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

In May 2011, we acquired from Opal Resources LLC and Opal Resources Operating Company LLC (collectively, “Opal”) certain oil and gas leasehold interests in the Permian Basin of West Texas (the “Opal Properties”). Internal estimates of proved reserves associated with the Opal Properties as of the acquisition date were approximately 30.1 MMBoe (180.4 Bcfe), comprised of approximately 69% oil, 22% NGLs and 9% natural gas, and approximately 70% of such reserves were classified as proved undeveloped.  We also acquired additional leasehold interest in the area (collectively, the “Spraberry field”).

In August 2011, we acquired from Shell Offshore Inc. (“Shell”) its 64.3% interest in the Fairway field along with a like interest in the associated Yellowhammer gas treatment plant (collectively, the “Fairway Properties”). Internal estimates of proved reserves associated with the Fairway Properties as of the acquisition date were 8.9 MMBoe (53.5 Bcfe), comprised of approximately 72% natural gas, 27% NGLs and less than 1% oil, all of which were classified as proved developed producing.

From time to time, as part of our business strategy, we sell various properties. In 2013, we sold our non-operated working interests in the Green Canyon 60 field, the Green Canyon 19 field and the West Delta area block 29, all located in the Gulf of Mexico. In 2012, we sold our non-operated working interest in the South Timbalier 41 field located in the Gulf of Mexico. In 2011, there were no property sales of significance.

Additional information on these acquisitions and divestitures can be found in Properties under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 and in Financial Statements - Note 2 – Acquisitions and Divestitures under Part II, Item 8 of this Form 10-K.

Our exploration efforts historically have been in areas in reasonably close proximity to known proved reserves, but in 2013, some of our exploration projects were higher risk deepwater projects with potentially higher returns than our previous risk/reward profile. Historically, we have financed our drilling capital expenditures with operating cash flow. The investment associated with drilling an offshore well and future development of an offshore project principally depends upon water depth, the depth of the well, the complexity of the geological formations involved and whether the well or project can be connected to existing infrastructure or will require additional investment in infrastructure. Deepwater and deep shelf drilling projects can be substantially more capital intensive than those on the conventional shelf and onshore. Certain risks are inherent in the oil and natural gas industry and our business, any one of which can negatively impact our rate of return on shareholders’ equity if it occurs. When projects are extremely capital intensive and involve substantial risk, we often seek participants to share the risk. Onshore wells are less capital intensive than offshore wells, but the amount of reserves discovered and developed on a per well basis has historically been less from onshore wells than from offshore wells. We completed five, four and eight offshore wells (gross) in 2013, 2012 and 2011, respectively and completed 40, 77 and 39 onshore wells (gross) in 2013, 2012 and 2011, respectively.

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

Our total capital expenditure budget for 2014 currently is $450.0 million, not including any potential acquisitions. The budget includes 42% for exploration, 52% for development and 6% for other items. Geographically, the budget is split 68% for offshore and 32% for onshore. Thus far in 2014, we have not closed any acquisitions, but we continue to evaluate and bid on opportunities as they arise. We anticipate funding our 2014 capital budget and any potential acquisitions with cash flow from operating activities, cash on hand, borrowings under our revolving bank credit facility and by accessing the capital markets to the extent necessary. For the portion of our capital budget related to drilling, our operating policy has been to fund these expenditures with cash flow provided by operations.  Our 2014 capital budget is subject to change as conditions warrant. We strive to be as flexible as possible and believe this strategy holds the best promise for value creation and growth and managing the volatility inherent in our business.

Business Strategy

We plan to continue to acquire, explore and develop oil and natural gas reserves on the Outer Continental Shelf (“OCS”), the area of our historical success and technical expertise, which we believe will yield desirable rates of return commensurate with our perception of risks. We believe attractive acquisition opportunities will continue to arise in the Gulf of Mexico as the major integrated oil companies and other large independent oil and gas exploration and production companies continue to divest properties to focus on larger and more capital-intensive projects that better match their long-term strategic goals. Because of ongoing market volatility and, more specifically, the low natural gas prices occurring during the past several years, we also believe that other less well-capitalized producers may seek buyers for their properties both onshore and offshore, which could create opportunities for us.

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

In addition to pursuing opportunities in the Gulf of Mexico, we plan to continue to pursue other areas that are compatible with our technical expertise and could yield desirable rates of return commensurate with our perception of risks. As described above, we have acquired interests in various onshore properties in Texas and anticipate acquiring or expanding our onshore holdings through exploration, development and acquisition activities.

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

Oil and Natural Gas Marketing and Delivery Commitments

We sell our oil, NGLs and natural gas to third-party purchasers. We are not dependent upon, or contractually limited to, any one purchaser or small group of purchasers. However, in 2013 approximately 48% of our sales were to Shell Trading (US) Co. and no other customer comprised greater than 10% of our sales.  See Financial Statements – Note 1 – Significant Accounting Policies – Concentration of Credit Risk in Part II, Item 8 of this Form 10-K for additional information about our sales to customers. Due to the nature of oil and natural gas markets and because oil and natural gas are freely traded commodities with numerous purchasers in the Gulf of Mexico and Texas, we do not believe the loss of a single purchaser or a few purchasers would materially affect our ability to sell our production. We do not have any agreements which obligate us to deliver material quantities to third parties.

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

Similarly, the natural gas pipeline industry may also be subject to state regulations which may change from time to time. During the 2007 legislative session, the Texas State Legislature passed H.B. 3273 (“Competition Bill”) and H.B. 1920 (“LUG Bill”). The Competition Bill gives the Railroad Commission of Texas (“RRC”) the ability to use either a cost-of-service method or a market-based method for setting rates for natural gas gathering and intrastate transportation pipelines in formal rate proceedings. It also gives the RRC specific authority to enforce its statutory duty to prevent discrimination in natural gas gathering and transportation, to enforce the requirement that parties participate in an informal complaint process and to punish purchasers, transporters, and gatherers for taking discriminatory actions against shippers and sellers. The Competition Bill also provides producers with the unilateral option to determine whether or not confidentiality provisions are included in a contract to which a producer is a party for the sale, transportation, or gathering of natural gas. The LUG Bill modifies the informal complaint process at the RRC with procedures unique to lost and unaccounted for gas issues. It extends the types of information that can be requested, provides producers with an annual audit right, and provides the RRC with the authority to make determinations and issue orders in specific situations. Both the Competition Bill and the LUG Bill became effective September 1, 2007. The RRC was subject to a sunset review during 2013 and was authorized to operate for an additional four years.  Its next scheduled sunset review is in 2017.

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

In December 2007, the FERC issued rules (“Order 704”) requiring that any market participant, including a producer such as us, that engages in wholesale sales or purchases of natural gas that equal or exceed 2.2 million British thermal units (“MMBtu”) during a calendar year must annually report, starting May 1, 2009, such sales and purchases to the FERC. These rules are intended to increase the transparency of the wholesale natural gas markets and to assist the FERC in monitoring such markets and in detecting market manipulation.

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

To cover the various obligations of lessees on the OCS, the BOEM generally requires that lessees demonstrate financial strength and reliability according to regulations or post bonds or other acceptable assurances that such obligations will be satisfied.  The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases.  Under some circumstances, the BOEM may require any of our operations on federal leases to be suspended or terminated.  Any such suspension or termination could materially adversely affect our financial condition and results of operations.  In addition, the BOEM can require supplemental bonding from operators for decommissioning, plugging, and abandonment liabilities. According to federal regulations, the BOEM will waive its supplemental bonding requirements when a lessee or its guarantor can demonstrate the financial capability and reliability to meet these obligations.  The parent company, W&T Offshore, Inc. received letters in November and December 2013 from the BOEM regarding potential increases in our supplemental bonding requirements and we were granted a stay until April 15, 2014 to facilitate ongoing negotiations.  See Legal Proceedings – Disqualification of waiver concerning certain supplement bonding requirements from the BOEM under Part I, Item 3 in this Form 10-K for more information.

The Office of Natural Resources Revenue (“ONRR”) administers the collection of royalties under the terms of the OCSLA and the oil and natural gas leases issued thereunder.  The amount of royalties due is based upon the terms of the oil and natural gas leases as well as the regulations promulgated by the ONRR and the BOEM.  The ONRR has the authority to assess fines and penalties for knowing or willful non-compliance with regulations and notices.  In December 2013 and January 2014, we were notified by the ONRR of an underpayment of royalties on certain Federal offshore oil and gas leases that cumulatively approximated $30,000 over several years.  Based upon informal discussions with representatives of the ONRR, we believe that it is likely the ONRR will assess a statutory fine, which could be in an amount substantially in excess of the underpayment. If such an assessment is made in an amount we deem excessive, we intend to contest the fine to the fullest extent possible.

Hurricanes in the Gulf of Mexico can have a significant impact on oil and gas operations on the OCS. The effects from past hurricanes have included structural damage to fixed production facilities, semi-submersibles and jack-up drilling rigs. The BOEM and the BSEE continue to be concerned about the loss of these facilities and rigs as well as the potential for catastrophic damage to key infrastructure and the resultant pollution from future storms. In an effort to reduce the potential for future damage, the BOEM and the BSEE have periodically issued guidance aimed at improving platform survivability by taking into account environmental and oceanic conditions in the design of platforms and related structures. It is possible that similar, if not more stringent, requirements will be issued by the BOEM and/or the BSEE for future hurricane seasons. New requirements, if any, could increase our operating costs and/or capital expenditures.

Environmental Regulations

General. We are subject to stringent federal, state and local environmental laws. These laws, among other things, govern the issuance of permits to conduct exploration, drilling and producing operations, the amounts and types of materials that may be released into the environment, the discharge and disposal of waste materials, the remediation of contaminated sites and the reclamation and abandonment of wells, sites and facilities. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent and address pollution, such as the closure of inactive oil and gas waste pits and the plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases our cost of doing business and consequently affects our profitability. The remediation, reclamation and abandonment of wells, platforms and other facilities in the Gulf of Mexico may require us to incur significant costs. These costs are considered a normal, recurring cost of our on-going operations. Our domestic competitors are generally subject to the same laws and regulations.

In November 2013, the parent company, W&T Offshore, Inc., received notices of debarment from the U.S. Environmental Protection Agency (the “EPA”) related to environmental violations that occurred in 2009. The debarment is a three-year suspension from acquiring any federal leases in the Gulf of Mexico and from participating in any federal lease sales including those in the Gulf of Mexico.  See Legal Proceedings under Part I, Item 3 in this Form 10-K for more information. We believe our operations are currently in substantial compliance with current applicable environmental laws and regulations. We believe that compliance with existing requirements will not have a material adverse impact on our operations, but failure to comply could cause material consequences to our business. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have additional material adverse effects upon our business, including the further suspension or cessation of operations in affected areas. As such, there can be no assurance that material cost and liabilities related to compliance with environmental laws and regulations will not be incurred in the future.

Hazardous Substances and Wastes.  The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) imposes liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA, such persons are subject to joint and several liability for the cost of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the cost of certain health studies. In addition, companies that incur liability frequently also confront third-party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.  Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.  In addition, we may have liability for releases of hazardous substances at our properties by prior owners or operators or other third parties.

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and certain other wastes associated with the exploration, development or production of oil and natural gas from regulation as “hazardous waste.” Disposal of such non-hazardous oil and natural gas exploration, development and production wastes is usually regulated by state law. Other wastes handled at exploration and production sites or generated in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time, legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of “hazardous wastes,” thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on our operating costs as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.  Additionally, Naturally Occurring Radioactive Materials (“NORM”) may contaminate minerals extraction and processing equipment used in the oil and natural gas industry.  The waste resulting from such contamination is regulated by federal and state laws.  Standards have been developed for: worker protection; treatment, storage, and disposal of NORM and NORM waste; management of NORM-contaminated waste piles, containers and tanks; and limitations on the relinquishment of NORM contaminated land for unrestricted use under RCRA and state laws.  We do not anticipate any material expenditures in connection with our compliance with RCRA and applicable state laws related to NORM waste.

Air Emissions.  Air emissions from our operations are subject to the Clean Air Act (“CAA”) and comparable state and local requirements. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. For example, in August 2012, the EPA adopted new rules that established air emission controls requirements for oil and natural gas production and natural gas processing operations. Specifically, the EPA established New Source Performance Standards for emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards for hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA rules require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent any hydrocarbons that come to the surface during completion of the fracturing process. The requirement for flaring of gas not sent to a gathering line became effective in October 2012, and all operators are required to use “green completions” drilling equipment beginning January 2015. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules establish new leak detection requirements for natural gas processing plants. These rules may require a number of modifications to our operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our operating results. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Climate Change. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. The EPA has adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2011. The EPA also requires the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. We believe we are in compliance with this new emission reporting requirement as it applies to our operations.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

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

Water Discharges.  The primary federal law for oil spill liability is the Oil Pollution Act (the “OPA”) which amends and augments oil spill provisions of the federal Water Pollution Control Act (the “Clean Water Act”). OPA imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters, including the OCS or adjoining shorelines. A liable “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several, strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil and natural resource damages and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by OPA, they are limited. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to a maximum of $150 million. We are currently required to demonstrate, on an annual basis, that we have ready access to $150 million that can be used to respond to an oil spill from our facilities on the OCS. As a result of the BP Deepwater Horizon incident, legislation has been proposed in Congress to increase the minimum level of financial responsibility to $300 million or more. If OPA is amended to increase the minimum level of financial responsibility to $300 million, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased. In any event, if an oil discharge or substantial threat of discharge were to occur, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

The Clean Water Act and comparable state laws impose restrictions and strict controls regarding the monitoring and discharge of pollutants, including produced waters and other natural gas wastes, into federal and state waters.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state.  The EPA has also adopted regulations requiring certain onshore oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.  Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our onshore facilities.  Obtaining permits has the potential to delay the development of oil and natural gas projects.  These same regulatory programs also limit the total volume of water that can be discharged, hence limiting the rate of development, and require us to incur compliance costs.  Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil.  We currently maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with their terms.

Hydraulic Fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand or other proppants and chemicals under pressure into the formation to fracture the rock formation and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (the “SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuel. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources.  We follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities including disclosure requirements. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells that require hydraulic fracturing.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices and the EPA is performing a study of the potential environmental effects of hydraulic fracturing on drinking water resources. The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and disposal. The EPA has indicated that it expects to issue its study report in 2014. The EPA is also developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by late 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

Protected and Endangered Species.  Executive Order 13158, issued in May 2000, directs federal agencies to safeguard existing Marine Protected Areas (“MPAs”) in the United States and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment. This order has the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.

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

We own a platform in the Gulf of Mexico located in a National Marine Sanctuary. As a result, we are subject to additional federal regulation, including regulations issued by the National Oceanic and Atmospheric Administration. Unique regulations related to operations in a sanctuary include prohibition of drilling activities within certain protected areas, restrictions on the types of water and other substances that may be discharged, required depths of discharge in connection with drilling and production activities and limitations on mooring of vessels. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief.

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

Employees

As of December 31, 2013, we employed 333 people. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relations with our employees to be good.

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

Item 1A. Risk Factors

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to us and our industry could materially impact our future performance and results of operations. We have provided below a list of known material risk factors that should be reviewed when considering buying or selling our securities. These are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.

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

Accounting rules applicable to us require that we periodically review the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. As a result of the decline in both oil and natural gas prices during 2009, we recorded a ceiling test impairment of $218.9 million. We have not had any ceiling test impairments since 2009. Declines in oil, NGLs and natural gas prices after December 31, 2013 may require us to record additional ceiling test impairments in the future. No assurance can be given that we will not experience a ceiling test impairment in future periods, which could have a material adverse effect on our results of operations in the period taken. As a result of lower oil, NGLs and natural gas prices, we may also reduce our estimates of the reserves that may be economically recovered, which would reduce the total value of our proved reserves. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Impairment of oil and natural gas properties in Part II, Item 7 and Financial Statements – Note 1 – Significant Accounting Policies in Part II, Item 8 of this Form 10-K for additional information on the ceiling test.

The Company could pay additional penalties and certain operating activities could be restricted if it does not comply with the terms of an agreement with certain government entities.

The United States Attorney’s Office for the Eastern District of Louisiana, along with the Criminal Investigation Division of the EPA conducted a federal grand jury investigation beginning in late 2010 of environmental law violations that occurred in 2009. In December 2012, an agreement was reached that resolved these environmental compliance matters and the agreement was approved by the federal district court in January 2013. Under the agreement, the Company on January 3, 2013 (i) pled guilty to one felony count under the Clean Water Act for altering monthly produced water discharge samples for the Ewing Banks 910 platform in 2009 and one misdemeanor count under the Clean Water Act for failure to report the discharge of a small amount of oil from the same platform in November 2009, (ii) paid a $0.7 million fine and $0.3 million for community service and (iii) entered into an environmental compliance program subject to a third-party audit. Under the agreement, the Company was placed on a three-year term of probation. The probation terms require that the Company commit no further environmental law violations, comply with an Environmental Compliance Plan during the probation period and take no adverse action against personnel who cooperated in the investigation. The agreement further stipulates that the Government will not seek any further criminal charges against the Company in this matter. Failure to comply with the terms of the agreement could lead to further penalties and/or operating restrictions.

The parent company, W&T Offshore, Inc., is responding to notices from U.S. Government regulators that could, if not withdrawn or significantly modified, impair its ability to acquire additional interests in Federal oil and gas leases in the Gulf of Mexico or could limit its ability to receive other Federal related benefits or assistance activities related to certain of its Federal oil and gas leases.

In November 2013, the parent company, W&T Offshore, Inc., received a Notice of Suspension and Proposed Debarment and a Notice of Clean Water Act Listing from the EPA, as described in this report under Item 3 Legal Proceedings – Notice of Suspension and Debarment. The first Notice suspends the parent company and proposes a three year debarment from participation in future federal contracts, including future federal oil and gas leases, and assistance activities and renders the parent company ineligible to receive any federal contracts or approved subcontracts or to act as an agent or representative on behalf of another in such transaction, or receive certain federal benefits. The second Notice provides a narrower prohibition on federal contracts or benefits for the parent company. The Notices stemmed from the Company’s previously disclosed plea agreement and corporate conviction on two criminal counts, as described above.

The Company has commenced discussions with the EPA Suspension and Debarment Official (the “EPA SDO”) and made filings to contest the limitations in both Notices and seek a resolution to remove the suspension in a cooperative fashion as soon as practicable. If the Company is not successful in its efforts to lift the debarment, the continued imposition of the suspension, a three year debarment, or the continued contracting disability from the second notice could impair its ability to acquire additional interests in federal oil and gas leases in the Gulf of Mexico or could limit W&T Offshore, Inc.’s ability to receive other federal related benefits or assistance activities related to certain of its federal oil and gas leases.

More stringent regulatory initiatives relating to offshore exploration and production activities may have an adverse effect on our results of operations, financial position and liquidity.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in the deep water of the Gulf of Mexico. As a result of the explosion and ensuing fire, the rig sank, causing loss of life, and created a major oil spill that produced economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, there have been many proposals, and substantial rules adopted, by governmental and private constituencies to address the direct impact of the disaster and to prevent similar disasters in the future. Beginning in 2010 and continuing through 2013, the federal government, acting through the U.S. Department of the Interior and its implementing agencies that have since evolved into the present day BOEM and BSEE, has issued various rules, NTLs and temporary drilling moratoria that impose or result in added environmental and safety measures upon exploration, development and production operators in the Gulf of Mexico.  These new regulatory requirements include the following:

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

•

The Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system (“SEMS”) to reduce human and organizational errors as root causes of work-related accidents and offshore spills, develop protocols as to whom at the facility has the ultimate operational safety and decision-making authority, establish procedures to provide all personnel with “stop work” authority, and to have their SEMS periodically audited by an independent third party auditor approved by BSEE.

These new regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the Gulf of Mexico due to adjustments in operating procedures and certification practices as well as increased lead times to obtain exploration and production plan reviews, develop drilling applications, and apply for and receive new well permits.  These new requirements also increase the cost of preparing permit applications and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS.  We could become subject to fines, penalties or orders requiring us to modify or suspend our operations in the Gulf of Mexico if we fail to comply with these requirements.  Moreover, if similar oil spill incidents were to occur in the future in the Gulf of Mexico or elsewhere where we conduct operations, the relevant governmental authorities could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental regulatory initiatives regarding offshore oil and gas exploration and development activities, which any one or more of such events could have a material adverse effect on our production activities as well as our financial position, results of operations and liquidity.

New requirements imposed by the BOEM and BSEE on W&T Offshore, Inc. related to the decommissioning, plugging, and abandonment of offshore facilities could significantly impact the cost of operating our business.

In addition to the NTLs discussed previously, the BOEM issued NTL No. 2010-G05 dated effective October 15, 2010 that establishes a more stringent regimen for the timely decommissioning of what is known as “idle iron” – wells, platforms and pipelines that are no longer producing or serving exploration or support functions related to an operator’s lease – in the Gulf of Mexico. This NTL sets forth more stringent standards for decommissioning timing requirements by requiring that any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years. Plugging or abandonment of wells may be delayed by two years if all of the well’s hydrocarbon and sulfur zones are appropriately isolated. Similarly, platforms or other facilities that are no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts which could cause an increase, perhaps materially, in our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future ARO required to meet such increased costs. In 2010, we increased our estimate of ARO based on our expected acceleration in timing for such obligations as a result of implementing this NTL. In 2012, after receiving further interpretations of the regulations from the BOEM, the scope of the work increased and the determination of final requirements increased the amount of work involved. As a result of this effort, along with other work scope changes, we increased our estimate of ARO again in 2012 and in 2013. The increase in decommissioning activity in the Gulf of Mexico expected over the next few years as a result of the NTL may result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in related ARO.

To cover the various obligations of lessees on the OCS, the BOEM generally requires that lessees demonstrate financial strength and reliability according to regulations or post bonds or other acceptable assurances that such obligations will be satisfied.  The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. Under some circumstances, the BOEM may require any of our operations on federal leases to be suspended or terminated.  Any such suspension or termination could materially adversely affect our financial condition and results of operations. In addition, the BOEM can require supplemental bonding from operators for decommissioning, plugging, and abandonment liabilities if financial strength and reliability criteria are not met.

In November and December 2013, the parent company, W&T Offshore, Inc., received letters from the BOEM claiming that it no longer qualifies for a waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging, and abandonment liabilities. We have had continuing discussions with the BOEM staff to resolve this matter and, in order to preserve our rights, in January 2014 we filed a Petition for Stay Pending Appeal and Request for Interim Relief with the U.S. Department of Interior’s Board of Land Appeals. The petition seeks a stay of any supplemental bonding requirements pending the appeal and to reverse the BOEM’s revocation of W&T Offshore, Inc.’s waiver of supplemental bonding requirements. Initially, we were granted a stay until February 15, 2014 in response to our petition and recently we were granted a stay until April 15, 2014 to facilitate ongoing negotiations.  We continue to believe that the parent company qualifies for a supplemental bonding waiver. We intend to continue to work with the BOEM staff to resolve this matter. If resolving this matter ultimately involves the imposition of additional bonding requirements, it will result in increased costs of conducting our offshore business and operations and could utilize a portion of the borrowing capacity available under our revolving bank credit facility.

Proposed rules regulating air emissions from oil and gas operations could cause us to incur increased capital expenditures and operating costs.

In August 2012, the EPA adopted new regulations under the CAA that, among other things, require additional emissions controls for the production of oil, NGLs and natural gas, including New Source Performance Standards to address emissions of sulfur dioxide and VOCs and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. Compliance with these requirements could significantly increase our costs of development and production.

Lower oil and natural gas prices could negatively impact our ability to borrow.

As of December 31, 2013, borrowing availability under our revolving bank credit facility was $800.0 million, less outstanding borrowings and letters of credit. Availability is determined semi-annually by our lenders and is based on oil, NGLs and natural gas prices and on our proved reserves. Substantially all of our oil and natural gas properties are pledged as collateral under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) governing our revolving bank credit facility. The Credit Agreement limits our ability to incur additional indebtedness based on specified financial covenants, ratios or other criteria. Lower oil, NGLs and natural gas prices in the future could result in a reduction in credit availability and also affect our ability to satisfy these covenants, ratios or other criteria and thus could reduce our ability to incur additional indebtedness and our ability to replace reserves.

Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and operations.

We could be exposed to uninsured losses in the future. The occurrence of a significant accident or other event not covered in whole or in part by our insurance could have a material adverse impact on our financial condition and operations. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance. In May and June 2013, we renewed our insurance policies covering well control, hurricane damage, general liability and pollution (inclusive of brokerage fees) at an annual cost of approximately $23.6 million. A per-occurrence retention amount of $30.0 million for named windstorm events must be satisfied by us before our insurers will indemnify us for losses and we co-insure 25% of our named windstorm coverage.  These policies expire in May and June 2014.  We also have other smaller per-occurrence retention amounts for various other events.  In addition, pollution and environmental risks are generally not fully insurable as gradual seepage and pollution are not covered under our policies. Because third-party drilling contractors are used to drill our wells, we may not realize the full benefit of workmen’s compensation laws in dealing with their employees. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented.  See Financial Statements – Note 3 – Hurricane Remediation and Insurance Claims and – Note 18 – Contingencies under Part II, Item 8 of this Form 10-K for additional information on legal issues regarding our insurance coverage.

Insurance for well control and hurricane damage may become significantly more expensive for less coverage, and some losses currently covered by insurance may not be covered in the future.

Due to insurance claims in recent years associated with hurricanes in the Gulf of Mexico and global catastrophic losses, property damage and well control insurance coverage has become more limited and the cost of such coverage has become both more costly and more volatile. The insurance market may change dramatically in the future due to the major oil spill that occurred in 2010 at BP’s Macondo well in the deepwater Gulf of Mexico. As of December 31, 2013, approximately 88% of our PV-10 value of proved reserves attributable to our Gulf of Mexico properties is on platforms that are covered under our current insurance policies for named windstorm damage. Our insurers may not continue to offer us the type and level of our current coverage, or our costs may increase substantially as a result of increased premiums and there could be an increased risk of uninsured losses that may have been previously insured. We are also exposed to the possibility that in the future we will be unable to buy insurance at any price or that if we do have claims, the insurance companies will not pay our claims. The occurrence of any or all of these possibilities could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2013, approximately 27% of our total proved reserves were undeveloped and approximately 22% of our total proved reserves were developed non-producing. There can be no assurance that all of those reserves will ultimately be developed or produced.

We are not the operator with respect to approximately 9% of our proved developed non-producing reserves, so we may not be in a position to control the timing of all development activities. Furthermore, there can be no assurance that all of our undeveloped and developed non-producing reserves will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

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

Unless we conduct successful development and exploration activities at sufficient levels or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reserves are generally characterized by declining production rates that vary depending upon reservoir characteristics and other factors. High production rates generally result in recovery of a relatively higher percentage of reserves during the initial few years of production. The majority of our current production is from the Gulf of Mexico. Production from reservoirs in the Gulf of Mexico generally decline more rapidly than from reservoirs in many other producing regions of the United States. Our independent petroleum consultant estimates that 39% of our total proved reserves will be depleted within three years. As a result, our need to replace reserves and production from new investments is relatively greater than that of producers who recover lower percentages of their reserves over a similar time period, such as those producers who have a larger portion of their reserves in areas other than the Gulf of Mexico. We may not be able to develop, find or acquire additional reserves in sufficient quantities to sustain our current production levels or to grow production beyond current levels. In addition, due to the significant time requirements involved with exploration and development activities, particularly for wells in the deepwater or wells not located near existing infrastructure, actual oil and natural gas production from new wells may not occur, if at all, for a considerable period of time following the commencement of any particular project.

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

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil, NGLs and natural gas and securing trained personnel. Many of our competitors have financial resources that allow them to obtain substantially greater technical expertise and personnel than we have. We actively compete with other companies in our industry when acquiring new leases or oil and natural gas properties. For example, new leases acquired from the BOEM are acquired through a “sealed bid” process and are generally awarded to the highest bidder. Our competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our competitors may also be able to pay more for productive oil and natural gas properties and exploratory prospects than we are able or willing to pay. On the acquisition opportunities made available to us, we compete with other companies in our industry for such properties through a private bidding process, direct negotiations or some combination thereof. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted. The availability of properties for acquisition depends largely on the divesting practices of other oil and natural gas companies, commodity prices, general economic conditions and other factors we cannot control or influence.  Additional requirements and limitations recently imposed on us may put us at a competitive disadvantage for acquiring properties.  These risks are described above in the risk factors titled:

•

The parent company, W&T Offshore, Inc., is responding to notices from U.S. Government regulators that could, if not withdrawn or significantly modified, impair its ability to acquire additional interests in Federal oil and gas leases in the Gulf of Mexico or could limit its ability to receive other Federal related benefits or assistance activities related to certain of its Federal oil and gas leases.

•

New requirements imposed by the BOEM and BSEE on W&T Offshore, Inc. related to the decommissioning, plugging, and abandonment of offshore facilities could significantly impact the cost of operating our business.

We conduct exploration, development and production operations on the deep shelf and in the deepwater of the Gulf of Mexico, which presents unique operating risks.

The deep shelf and the deepwater of the Gulf of Mexico are areas that have had less drilling activity due, in part, to their geological complexity, depth and higher cost to drill and ultimately develop. There are additional risks associated with deep shelf and deepwater drilling that could result in substantial cost overruns and/or result in uneconomic projects or wells. Deeper targets are more difficult to interpret with traditional seismic processing. Moreover, drilling costs and the risk of mechanical failure are significantly higher because of the additional depth and adverse conditions, such as high temperature and pressure. For example, the drilling of deepwater wells requires specific types of rigs with significantly higher day rates and limited availability, as compared to the rigs used in shallower water. Deepwater wells have greater mechanical risks because the wellhead equipment is installed on the sea floor. Deepwater development costs can be significantly higher than development costs for wells drilled on the conventional shelf because deepwater drilling requires larger installation equipment, sophisticated sea floor production handling equipment, expensive state-of-the-art platforms and investment in infrastructure. Deep shelf development can also be more expensive than conventional shelf projects because deep shelf development requires more drilling days and higher drilling and service costs due to extreme pressure and temperatures associated with greater depths. Accordingly, we cannot assure you that our oil and natural gas exploration activities in the deep shelf, the deepwater and elsewhere will be commercially successful.

Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations are concentrated in the Gulf of Mexico.

We are required to record a liability for the present value of our ARO to plug and abandon inactive non-producing wells, to remove inactive or damaged platforms, facilities and equipment, and to restore the land or seabed at the end of oil and natural gas production operations. These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. Estimating future restoration and removal costs in the Gulf of Mexico is especially difficult because most of the removal obligations may be many years in the future, regulatory requirements are subject to change or more restrictive interpretation, and asset removal technologies are constantly evolving, which may result in additional or increased costs. As a result, we may make significant increases or decreases to our estimated ARO in future periods. For example, because we operate in the Gulf of Mexico, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes. The estimated cost to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged or toppled rather than structurally intact. Accordingly, our estimate of future ARO could differ dramatically from what we may ultimately incur as a result of platform damage.

As described above in the risk factor titled “New requirements imposed by the BOEM and BSEE related to the decommissioning, plugging, and abandonment of offshore facilities could significantly impact the cost of operating our business,” the BOEM’s NTL 2010-G05 increased our liability for ARO by accelerating the time frame for plugging, abandonment and removal for some of our platforms and the BOEM further increased our liability after issuing regulation interpretations which affected scope and requirements. In addition, the potential increase in decommissioning activity in the Gulf of Mexico over the next several years as a result of the NTL could likely result in increased demand for salvage contractors and equipment, resulting in increased estimates of plugging, abandonment and removal costs and increases in related ARO.

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

Our development activities may be unsuccessful for many reasons, including adverse weather conditions, cost overruns, equipment shortages, geological issues and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not assure us that we will realize a profit on our investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their costs, unsuccessful wells hinder our efforts to replace reserves.

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

The geographic concentration of our properties along the U.S. Gulf Coast and adjacent waters on and beyond the OCS means that some or all of our properties could be affected by the same event should the Gulf of Mexico experience:

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

Because a majority of our properties could experience the same conditions at the same time, these conditions could have a relatively greater impact on our results of operations than they might have on other operators who have properties over a wider geographic area. For example, net production of approximately 8.7 Bcfe was deferred as a result of damage caused primarily by Hurricane Ike in 2009 and Hurricane Isaac caused net production deferral of approximately 2.9 Bcfe in 2012.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations. We utilize hydraulic fracturing techniques in connection with developing our properties in the Spraberry field and other onshore properties. The process involves the injection of water, sand or other proppants and chemicals under pressure into the rock formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. The EPA, however, recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the SDWA Underground Injection Control Program. In addition, the EPA has commenced a broad study of the potential environmental effects of hydraulic fracturing activities, and the agency has indicated that it expects to issue its study report in late 2014. A number of other federal agencies, including the U.S. Department of Energy, Department of Interior, and White House Council on Environmental Quality, are also studying various aspects of hydraulic fracturing. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. From time to time, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states and local governments have adopted, and other states and local governments are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations, including states in which we operate. For example, in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to associated permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

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

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves at December 31, 2013. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Oil and natural gas reserve quantities, Part II, Item 7 for a discussion of the estimates and assumptions about our estimated oil and natural gas reserves information reported in Business in Part I, Item 1, Properties in Part I, Item 2 and Financial Statements – Note 21 – Supplemental Oil and Gas Disclosures in Part II, Item 8 of this Form 10-K.

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

A prospect is an area in which we own an interest, could acquire an interest or have operating rights, and have what our geoscientists believe, based on available seismic and geological information, to be indications of economic accumulations of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling and completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure that the analysis we perform using data from other wells, more fully explored prospects and/or producing fields will accurately predict the characteristics and potential reserves associated with our drilling prospects. To the extent we drill additional wells in the deepwater and/or on the deep shelf, our drilling activities could become more expensive. In addition, the geological complexity of deepwater, deep shelf and various onshore formations may make it more difficult for us to sustain our historical rates of drilling success. As a result, we can offer no assurance that we will find commercial quantities of oil and natural gas and, therefore, we can offer no assurance that we will achieve positive rates of return on our investments.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends substantially on the availability and capacity of gathering systems, pipelines and processing facilities, which in most cases are owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells because of a reduction in demand for our production or because of inadequacy or unavailability of pipelines or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market. We have, in the past, been required to shut in wells when hurricanes have caused or threatened damage to pipelines and gathering stations. For example, in September 2008, as a result of Hurricane Ike, two of our operated platforms and eight non-operated platforms were toppled and a number of platforms, third-party pipelines and processing facilities upon which we depend to deliver our production to the marketplace were damaged. In 2012, under threat of Hurricane Isaac, we shut in most of our offshore production for a period of 10 to 25 days.  Similar shut-ins of lower magnitude occurred in 2013.

In some cases, our wells are tied back to platforms owned by parties who do not have an economic interest in our wells and we cannot be assured that such parties will continue to process our oil and natural gas.

Currently, a portion of our oil and natural gas is processed for sale on platforms owned by parties with no economic interest in our wells and no other processing facilities would be available to process such oil and natural gas without significant investment by us. In addition, third-party platforms could be damaged or destroyed by hurricanes which could reduce or eliminate our ability to market our production. As of December 31, 2013, 11 fields, accounting for approximately 12.3 Bcfe (or 11%) of our 2013 production, are tied back to separate, third-party owned platforms. There can be no assurance that the owners of such platforms will continue to process our oil and natural gas production. If any of these platform operators ceases to operate their processing equipment, we may be required to shut in the associated wells, construct additional facilities or assume additional liability to re-establish production.

If third-party pipelines connected to our facilities become partially or fully unavailable to transport our natural gas or oil, or if the prices charged by these third-party pipelines increase, our revenues or costs could be adversely affected.

We depend upon third-party pipelines that provide delivery options from our facilities. Because we do not own or operate these pipelines, their continued operation is not within our control. If any of these third-party pipelines become partially or fully unavailable to transport natural gas and oil, or if the gas quality specification for the natural gas pipelines changes so as to restrict our ability to transport natural gas on those pipelines, our revenues could be adversely affected. For example, a third-party pipeline used by our Main Pass 108 field was shut down between June 2010 and March 2011. We estimate this shut down caused us to defer production of approximately 4.9 Bcfe during 2010 and 3.7 Bcfe during 2011. In 2012, various pipelines were shut down causing production deferral of approximately 1.5 Bcfe with our Matterhorn field being most significantly affected by these shutdowns. In 2013, various pipelines were shut down causing production deferral of approximately 6.3 Bcfe.  Our Mississippi Canyon 506 field (Wrigley) was the field most significantly affected by the shutdowns, as it was shut down for all of 2013.

Certain third-party pipelines have submitted or have made plans to submit requests to increase the fees they charge us to use these pipelines. These increased fees could adversely impact our revenues or operating costs, either of which would adversely impact our operating profits, cash flows and reserves.

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

As otherwise described within this Item 1A, Risk Factors, in 2013 and in prior years, we have been subject to investigations with respect to allegations that we did not comply with applicable environmental laws and regulations. In December 2012, we reached an agreement with respect to the previously disclosed federal grand jury investigation related to certain violations of environmental laws and regulations.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. The EPA has adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2011. The EPA also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

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

In July 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DF Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market.  The DF Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the DF Act.  Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents.  The initial position limits rule was vacated by the United States District Court for the District of Colombia in September 2012.  However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us in connection with covered derivatives activities to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements.  Although the Company expects to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that the Company uses for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margins. Posting of collateral could impact liquidity and reduce cash available to the Company for its needs. The DF Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

The full impact of the DF Act and related regulatory requirements upon the Company’s business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The DF Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, increase our exposure to less creditworthy counterparties or reduce liquidity. If we reduce our use of derivatives as a result of the DF Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

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

We own a platform in a highly regulated National Marine Sanctuary, which increases our compliance costs and subjects us to risk of significant fines and penalties if we do not maintain rigorous compliance.

We own a platform located in a National Marine Sanctuary in the Gulf of Mexico that is subject to special federal laws and regulations. This production platform is not producing and will be plugged, abandoned and remediated according to regulations. Unique regulations related to operations in the Sanctuary include, among other things, prohibition of drilling activities within certain protected areas, restrictions on substances that may be discharged, depths of discharge in connection with drilling and production activities and limitations on mooring of vessels. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief, including cessation of production from wells associated with this platform.

Restrictions on our ability to obtain water for our onshore operations may have an adverse effect on our financial condition, results of operations and cash available for distribution.

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes.  Historically, operators in the Permian Basin have been able to purchase water from local land owners for use in their operations. According to the Lower Colorado River Authority, during 2011 Texas experienced the lowest inflows of water of any year in recorded history. Severe drought conditions persisted in 2013 and these conditions could continue in 2014. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically drill for oil and natural gas, which could have an adverse effect on our consolidated financial condition, results of operations, cash flows and reserves.

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

During 2012 and 2011, world financial markets were affected by the instability of the Euro and the uncertainty of some Euro-based countries to repay their debt. In addition, one credit agency downgraded the debt of the U.S. government. These types of events bring uncertainty to the financial markets and may produce volatility and may decrease financing availability. For example, in 2009, the global financial markets and economic conditions were severely distressed. There were concerns, both with respect to bank failures and bank liquidity, as to whether our banks would be able to meet their commitments under credit arrangements in place during that time. These concerns led to very few financing transactions being completed.

We can offer no assurance that we would be able to access the capital market on terms and conditions that would be acceptable to us, if the need were to arise. Our revolving bank credit facility is subject to a semi-annual borrowing base re-determination, and available credit could be reduced or eliminated at the sole discretion of the banks within the facility.

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

Tracy W. Krohn owns and controls 39,794,239 shares of our common stock, representing approximately 52.6% of our voting interests as of February 15, 2014. As a result, Mr. Krohn has the ability to control the outcome of matters that require a simple majority of shareholders for approval and other investors, by themselves, will not be able to affect the outcome of virtually any shareholder vote. Mr. Krohn, subject to any duty owed to our minority shareholders under Texas law, is able to control all matters affecting us, including:

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

Mr. Krohn owns a majority of our common stock, and, therefore, we are a “controlled company” within the meaning of the rules of the NYSE. As such, we are not required to comply with certain corporate governance rules of the NYSE that would otherwise apply to us as a listed company on that exchange. These rules are generally intended to increase the likelihood that boards will make decisions in the best interests of shareholders. Should the interests of Mr. Krohn differ from those of other shareholders, the other shareholders will not be afforded the protections of having all of the other directors on the board being independent from our principal shareholder.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Colorado
Kansas
Missouri
Illinois
Indiana
Kentucky
Oklahoma
Tennessee
Arkansas
New Mexico
Georgia
Mississippi
Alabama
Texas
Louisiana
Florida
Spraberry
Fairway
Main Pass 98
Viosca Knoll 823
Main Pass 108
Mississippi Canyon 243
Viosca Knoll 783
Ship Shoal 349
Mississippi Canyon 698
Mississippi Canyon 538/582
W&T OFFSHORE
Source: Esri, DigitalGlobe, GeoEye, i-cubed, USDA, USGS, AEX, Getmapping, Aerogrid, IGN, IGP, swisstopo, and the GIS User Community

Our fields are located in the Gulf of Mexico, Alabama and Texas. The offshore fields are found in water depths ranging from less than 10 feet up to 7,200 feet. The reservoirs in our offshore fields are generally characterized as having high porosity and permeability, which typically results in high production rates. The reservoirs in our onshore fields are generally characterized as having low porosity and permeability and require stimulation and artificial lift to produce. The following describes our 10 largest fields as of December 31, 2013, based on quantities of proved reserves on a natural gas equivalent basis in a descending order. At December 31, 2013, these fields accounted for approximately 83% of our proved reserves.  Our interests in several of our offshore fields are owned by our wholly-owned subsidiary, W&T Energy VI, LLC.  Unless indicated otherwise, “drilling” in the field descriptions below refers to when the drilling reached target depth, as this measurement usually has a higher correlation to changes in proved reserves compared to using the SEC’s definition for completion.

Field Name	Field Category	Percent Oil and NGLs of Net Reserves (1)	2013 Average Daily Equivalent Sales Rate (Boe/d) (1)		2013 Average Daily Equivalent Sales Rate (Mcfe/d) (1)
			Gross	Net	Gross	Net
Spraberry (Yellow Rose)	Onshore	87%	4,395	3,674	26,373	22,046
Ship Shoal 349 (Mahogany)	Shelf	81%	8,395	7,093	50,369	42,556
Fairway	Shelf	28%	5,381	2,910	32,284	17,459
Viosca Knoll 783 (Tahoe/SE Tahoe)	Deepwater	29%	8,381	5,629	50,227	33,771
Main Pass 108	Shelf	19%	3,456	3,033	20,733	18,200
Miss. Canyon 243 (Matterhorn)	Deepwater	75%	4,064	4,064	24,384	24,384
Main Pass 98	Shelf	22%	702	619	4,211	3,715
Viosca Knoll 823 (Virgo)	Deepwater	40%	2,223	1,427	13,337	8,564
Miss. Canyon 698 (Big Bend) (2)	Deepwater	92%	—	—	—	—
Miss. Canyon 538/582 (Medusa)(3)	Deepwater	86%	1,165	175	6,989	1,048
(1)

Mcfe/d=Thousand cubic feet equivalent per day.  Boe/d= barrel of equivalent per day.  The amount was determined using the energy-equivalent ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs. The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for oil, NGLs and natural gas may differ significantly.

(2)	No production occurred in this field as of December 31, 2013.
(3)	The data for the 2013 Average Daily Equivalent Sales Rate is based on production from the acquisition date of November 5, 2013 to December 31, 2013.

Our Fields

On December 31, 2013 we had two fields of major significance (having proved reserves which comprise 15% or more of the Company’s total proved reserves, calculated on a natural gas equivalent basis). The Spraberry field (Yellow Rose) is located in the Permian Basin in West Texas and the Ship Shoal 349 field (Mahogany) is located on the conventional shelf in the Gulf of Mexico. Below is a description of these fields.

Spraberry Field (Yellow Rose).

The Spraberry field is located in the Permian Basin in West Texas. We acquired a 100% working interest in approximately 21,900 net acres in connection with the acquisition of the Opal Properties in May 2011.  In separate transactions, we acquired approximately 9,500 net acres in 2011 and approximately 2,200 net acres in 2013. We are the operator for these properties.  The Spraberry field was discovered in 1935 and extends over several counties in West Texas comprising about 1.6 million acres. The field is 150 miles long and 75 miles wide, and it has undergone much change and expansion over the years, both aerially and vertically. The correlative interval is now over 3,500 feet thick and includes the Clearfork, Upper Spraberry, Lower Spraberry, Dean, and Wolfcamp formations. These formations are correlative over the area but are lenticular in nature and vary in thickness, porosity, and permeability even over short distances. The general completion technique includes hydraulic fracturing and installation of sucker rod pumps. During 2013, we drilled 32 additional wells, which included five horizontal wells.  During 2012, we drilled 64 additional wells, which included one horizontal well. Cumulative field production through 2013 is approximately 4.6 MMBoe (27.3 Bcfe) from our wells. In 2014, we plan to drill 25 vertical wells and seven horizontal wells. Total proved reserves associated with our interest in the Spraberry field were 38.2 MMBoe (229.3 Bcfe) at December 31, 2013, 31.6 MMBoe (189.8 Bcfe) at December 31, 2012 and 28.1 MMBoe (168.5 Bcfe) at December 31, 2011.

The following presents historical information about our produced oil, NGLs and natural gas volumes from the Spraberry field for 2013, 2012 and from the acquisition date of May 11, 2011 to December 31, 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012	May 11 - December 31, 2011
Net sales:
Oil (MBbls)	1,075	751	452
NGLs (MBbls)	170	103	60
Natural gas (MMcf)	575	376	214
Total oil equivalent (MBoe)	1,341	916	548
Total natural gas equivalent (MMcfe)	8,047	5,496	3,289
Total oil equivalent (Boe/day)	3,674	2,503	2,333
Total natural gas equivalent (Mcfe/day)	22,046	15,016	13,997

Average realized sales prices:
Oil ($/Bbl)	$93.75	$88.11	$91.09
NGLs ($/Bbl)	35.86	36.94	51.70
Natural gas ($/Mcf)	3.48	2.50	3.05
Oil equivalent ($/Boe)	81.21	77.38	82.03
Natural gas equivalent ($/Mcfe)	13.54	12.90	13.67

Average production costs (1):
Oil equivalent ($/Boe)	$17.66	$18.92	$13.62
Natural gas equivalent ($/Mcfe)	2.94	3.15	2.27
(1)	Includes lease operating expenses and gathering and transportation costs.

Volume measurements:
Boe – barrel of oil equivalent	Mcf – thousand cubic feet
MBbls – thousand barrels for crude oil, condensate or NGLs	MMcf – million cubic feet
MBoe – thousand barrels of oil equivalent	MMcfe – million cubic feet equivalent

Ship Shoal 349 Field (Mahogany).

Ship Shoal 349 field is located off the coast of Louisiana, approximately 235 miles southeast of New Orleans, in 375 feet of water. The field area covers Ship Shoal blocks 349 and 359, with a single production platform on Ship Shoal block 349. Phillips Petroleum Company discovered the field in 1993. We initially acquired a 25% working interest in the field from BP Amoco in 1999. In 2003, we acquired an additional 34% working interest through a transaction with ConocoPhillips that increased our working interest to approximately 59%, and we became the operator of the field in December 2004. In early 2008, we acquired the remaining working interest from Apache Corporation and we now own a 100% working interest in this field. Cumulative field production through 2013 is approximately 33.9 MMBoe gross (203.4 Bcfe gross). This field is a sub-salt development with eight productive horizons below salt at depths up to 17,000 feet. In 2010, we developed a reservoir simulation model to determine the most optimal future development plan (the “2010 Development Plan”).  As a result, in 2011, we drilled and completed one development well and one exploration well.  In 2012, two additional wells were sidetracked, one well was drilled and completed, and another well was drilled to target depth.  In 2013, the well reaching target depth in 2012 was completed, one well was drilled and completed and we had one well being drilled as of December 31, 2013.  All of the wells drilled under the 2010 Development Plan have been successful. Total proved reserves associated with our interest in this field were 22.9 MMBoe (137.7 Bcfe) at December 31, 2013, 22.7 MMBoe (136.3 Bcfe) at December 31, 2012 and 20.3 MMBoe (121.7 Bcfe) at December 31, 2011.

The following presents historical information about our produced oil, NGLs and natural gas volumes from Ship Shoal 349 field over the past three years.

	Year Ended December 31,
	2013	2012	2011
Net sales:
Oil (MBbls)	1,943	960	445
NGLs (MBbls)	90	85	23
Natural gas (MMcf)	3,328	2,108	498
Total oil equivalent (MBoe)	2,589	1,397	551
Total natural gas equivalent (MMcfe)	15,533	8,380	3,305
Total oil equivalent (Boe/day)	7,093	3,816	1,509
Total natural gas equivalent (Mcfe/day)	42,556	22,896	9,055

Average realized sales prices:
Oil ($/Bbl)	$98.69	$102.55	$101.30
NGLs ($/Bbl)	43.24	41.74	56.06
Natural gas ($/Mcf)	3.72	2.78	4.20
Oil equivalent ($/Boe)	80.39	77.24	87.97
Natural gas equivalent ($/Mcfe)	13.40	12.87	14.66

Average production costs (1):
Oil equivalent ($/Boe)	$3.68	$6.27	$14.30
Natural gas equivalent ($/Mcfe)	0.61	1.05	2.38
(1)	Includes lease operating expenses and gathering and transportation costs.

Volume measurements:
Boe – barrel of oil equivalent	Mcf – thousand cubic feet
MBbls – thousand barrels for crude oil, condensate or NGLs	MMcf – million cubic feet
MBoe – thousand barrels of oil equivalent	MMcfe – million cubic feet equivalent

The following is a description of the remainder of our top 10 properties, measured by proved reserves at December 31, 2013, three of which are located on the conventional shelf and five are located in the deepwater. We do not believe that individually any of these properties are of major significance (each has proved reserves which comprise less than 15% of our total proved reserves, calculated on a natural gas equivalent basis).

Fairway Field. The Fairway field is comprised of Mobile Bay Area blocks 113 (Alabama State Lease #0531) and 132 (Alabama State Lease #0532) and located in 25 feet of water, approximately 35 miles south of Mobile, Alabama. We acquired our 64.3% working interest, along with operatorship in the Fairway field, from Shell in August 2011. The field was discovered in 1985 with Well 113 #1 (now called JA). Development drilling began in 1990 and was completed in 1991 with the addition of four wells, each drilled from separate surface locations. The five producing wells came on line in late 1991. As of December 31, 2013, six wells have been drilled, one of which was a replacement well. Cumulative field production through 2013 is approximately 114.5 MMBoe gross (686.9 Bcfe gross). This field is a Norphlet sand dune trend development with one producing horizon at an approximate depth of 21,300 feet. During December 2013, production from this field, net to our interest, averaged 14 Bbls of oil per day, 1,024 Bbls of NGLs per day and 16,077 Mcf of natural gas per day, for total production of 3,718 Boe per day (22,309 Mcfe per day).

Viosca Knoll 783 Field (Viosca Knoll 783 Lease (Tahoe) and Viosca Knoll 784 Lease (SE Tahoe)). The Viosca Knoll 783 field is located off the coast of Louisiana, approximately 140 miles southeast of New Orleans, in 1,500 to 1,700 feet of water. The field area covers Viosca Knoll blocks 783 and 784, with subsea tiebacks to two platforms in Main Pass 252. Shell discovered the Tahoe prospect in 1984 and the SE Tahoe prospect in 1996. We acquired a 70% working interest in the Tahoe lease and a 100% working interest in the SE Tahoe lease from Shell in 2010. We are the operator for these properties.  Cumulative field production through 2013 is approximately 93.9 MMBoe gross (563.6 Bcfe gross). The Tahoe prospect is a supra-salt (above the salt layer) development with two productive horizons at depths ranging to 10,300 feet. The SE Tahoe prospect is also a supra-salt development with one productive horizon at a depth of 9,325 feet. As of December 31, 2013, 16 wells have been drilled at the Tahoe prospect, eight of which have been successful and one successful well has been drilled at the SE Tahoe prospect. During December 2013, production from this field, net to our interest, averaged 280 Bbls of oil per day, 1,294 Bbls of NGLs per day and 21,161 Mcf of natural gas per day, for total production of 5,101 Boe per day (30,605 Mcfe per day).

Main Pass 108 Field. Main Pass 108 field consists of Main Pass blocks 107, 108 and 109. This field is located off the coast of Louisiana approximately 50 miles east of Venice in 50 feet of water. We acquired our working interests in these blocks, which range from 33% to 100%, in a transaction with Kerr-McGee Oil and Gas Corporation and we are the operator for the majority of these properties. The field produces from a number of low relief, predominantly stratigraphically trapped sands. The productive interval ranges in age from Upper Miocene Big A through Middle Miocene Big Hum. As of December 31, 2013, 48 wells have been drilled in this field, 30 of which were successful. Cumulative field production through 2013 is approximately 43.0 MMBoe gross (258.1 Bcfe gross). One new well reached target depth in 2011 and began production in 2012. In addition, one workover was performed in 2012. In 2013, we drilled and completed one well, which began production during 2013.  During December 2013, production from this field, net to our interest, averaged 249 Bbls of oil per day, 297 Bbls of NGLs per day and 14,888 Mcf of natural gas per day, for total production of 3,027 Boe per day (18,160 Mcfe per day).

Mississippi Canyon 243 Field (Matterhorn). Mississippi Canyon 243 field is located off the coast of Louisiana, approximately 100 miles southeast of New Orleans, in 2,552 feet of water. The field area covers Mississippi Canyon block 243, with a single floating, tension leg production platform on Mississippi Canyon block 243. Société Nationale Elf Aquitaine discovered the field in 2002. We acquired a 100% working interest in the field from Total E&P USA Inc. (“Total E&P”) in 2010. Cumulative field production through 2013 is approximately 23.5 MMBoe gross (141.3 Bcfe gross). This field is a supra-salt development with 17 productive horizons at depths ranging to 9,850 feet. As of December 31, 2013, 30 wells have been drilled, 13 of which have been successful. During 2013, we drilled one well, which began production in 2013, and we drilled another well, that had reached target depth but had not yet been completed as of December 31, 2013.  During December 2013, production from this field, net to our interest, averaged 1,981 Bbls of oil per day, 540 Bbls of NGLs per day and 15,576 Mcf of natural gas per day, for total production of 5,117 Boe per day (30,705 Mcfe per day).

Main Pass 98 Field. Main Pass 98 field consists of Main Pass blocks 98 and 180. This field is located off the coast of Louisiana approximately 55 miles east of Venice in 91 feet of water. We acquired our 100% working interest in these blocks from NCX Co LLC in 2009. The field produces from low relief, predominantly stratigraphically trapped sands located between two merging, generally south dipping faults. The productive interval is Middle Miocene Bigenerina Humblei. Cumulative field production through 2013 is approximately 4.4 MMBoe gross (26.4 Bcfe gross). As of December 31, 2013, 14 wells have been drilled, nine of which have been successful. In 2013 and 2012, no wells were drilled or recompleted.  During 2012, three workovers were performed. During December 2013, production from this field, net to our interest, averaged 151 Bbls of oil per day, 88 Bbls of NGLs per day and 4,369 Mcf of natural gas per day, for total production of 967 Boe per day (5,803 Mcfe per day).

Viosca Knoll 823 Field (Virgo). Viosca Knoll 823 field is located off the coast of Louisiana, approximately 125 miles southeast of New Orleans, in 1,014 feet of water. The field area covers Viosca Knoll block 823 and Viosca Knoll block 822, with a single fixed leg production platform on Viosca Knoll block 823. Total E&P discovered the field in 1997. We acquired a 64% working interest in the field from Total E&P in 2010 and we are the operator for this property. Cumulative field production through 2013 is approximately 21.0 MMBoe gross (125.7 Bcfe gross). This field is a supra-salt development with 17 productive horizons at depths ranging to 13,335 feet. As of December 31, 2013, 14 wells have been drilled, 10 of which have been successful. During December 2013, production from this field, net to our interest, averaged 175 Bbls of oil per day, 252 Bbls of NGLs per day and 7,492 Mcf of natural gas per day, for total production of 1,676 Boe per day (10,057 Mcfe per day).

Mississippi Canyon 698 Field (Big Bend).  Mississippi Canyon 698 field is located off the coast of Louisiana, approximately 160 miles southeast of New Orleans, in 7,200 feet of water.  The field area covers portions of Mississippi Canyon blocks 697, 698, and 742.  Noble Energy Inc. (“Noble”) discovered the field in 2012.  We acquired a 20% working interest in the field from the operator, Noble, in 2012.  This field is a suprasalt development with two productive horizons at depths ranging from 14,660 feet to 15,533 total vertical depth.  As of December 31, 2013, one well has been drilled, which was successful.  Noble is currently completing the well and reviewing various development options.  As of December 31, 2013, there has been no production from this field.

Mississippi Canyon 582 Field (Medusa). Mississippi Canyon 582 field is located off the coast of Louisiana, approximately 110 miles south-southeast of New Orleans, in 2,200 feet of water.  The field area covers Mississippi Canyon blocks 496, 538, 582 and 583.  Murphy Exploration & Production Company-USA (“Murphy”) discovered the field in 1999 and commenced production in 2003.   We acquired a 15% working interest in the field from Callon in November 2013 and Murphy is the operator.  Production from the field is from the late Miocene to early Pliocene turbidite sand reservoirs typical for the area.  As of December 31, 2013, 15 wells have been drilled in the field, with eight wells currently producing. Cumulative field production through 2013 is approximately 38.0 MMBoe gross (228.0 Bcfe gross).  Murphy is currently reviewing additional drilling options. During December 2013, production from this field, net to our interest, averaged 887 Bbls of oil per day, 23 Bbls of NGLs per day and 755 Mcf of natural gas per day, for total production of 1,036 Boe per day (6,219 Mcfe per day).

Proved Reserves

Our estimated proved reserves totaled 117.7 MMBoe (705.9 Bcfe) at December 31, 2013. The mix by product was 50% oil, 13% NGLs and 37% natural gas determined using the energy-equivalent ratio noted below. Our proved reserves were estimated by NSAI, our independent petroleum consultant.

Our proved reserves are summarized below. These reserve amounts are consistent with filings we make with other federal agencies.

	As of December 31, 2013
				Total Equivalent Reserves
Classification of Proved Reserves (1)	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Oil Equivalent (MMBoe) (2)	Natural Gas Equivalent (Bcfe) (2)	% of Total Proved	PV-10 (3) (In millions)
Proved developed producing	27.8	8.1	148.5	60.6	363.8	51%	$1,895
Proved developed non-producing	8.4	3.0	84.2	25.5	152.3	22%	482
Total proved developed	36.2	11.1	232.7	86.1	516.1	73%	2,377
Proved undeveloped	22.3	4.8	27.2	31.6	189.8	27%	151
Total proved	58.5	15.9	259.9	117.7	705.9	100%	$2,528

Volume measurements:
MMBbls – million barrels for crude oil, condensate or NGLs	Bcf – billion cubic feet
MBoe – million barrels of oil equivalent	Bcfe – billion cubic feet equivalent
(1)

In accordance with guidelines established by the SEC, our estimated proved reserves as of December 31, 2013 were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average commodity price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the year end December 31, 2013. Prices were adjusted by lease for quality, transportation, fees, energy content and regional price differentials. For oil, the West Texas Intermediate posted price was used in the calculation and, after adjustments, a price of $99.65 per Bbl was used in computing the amounts above. For NGLs, a ratio was computed for each field of the NGLs realized price compared to the oil realized price. Then, this ratio was applied to the oil price using SEC guidance. The NGLs price of $35.21 per Bbl was used in computing the amounts above. For natural gas, the average Henry Hub spot price was used in the calculation and the adjusted price of $3.80 per Mcf was used in computing the amounts above. Such prices were held constant throughout the estimated lives of the reserves. Future production, development costs and ARO are based on year-end costs with no escalations.

(2)

Energy equivalents are determined using the energy-equivalent ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs (totals may not compute due to rounding). The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent price for oil and NGLs may differ significantly.

(3)

We refer to PV-10 as the present value of estimated future net revenues of estimated proved reserves as calculated by our independent petroleum consultant using a discount rate of 10%. This amount includes projected revenues, estimated production costs and estimated future development costs and excludes ARO. We have also included PV-10 after ARO below. PV-10 after ARO includes the present value of ARO related to proved reserves using a 10% discount rate and no inflation of current costs. Neither PV-10 nor PV-10 after ARO are financial measures defined under GAAP; therefore, the following table reconciles these amounts to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that the non-GAAP financial measures of PV-10 and PV-10 after ARO are relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. PV-10 and PV-10 after ARO are used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. We believe the use of pre-tax measures is valuable because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid. Management believes that the presentation of PV-10 and PV-10 after ARO provide useful information to investors because they are widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 and PV-10 after ARO are not measures of financial or operating performance under GAAP, nor are they intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 and PV-10 after ARO should not be considered in isolation or as substitutes for the standardized measure of discounted future net cash flows as defined under GAAP.

The reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves is as follows (in millions):

As of December 31, 2013
Present value of estimated future net revenues (PV-10)	$2,528
Present value of estimated ARO, discounted at 10%	(264)
PV-10 after ARO	2,264
Future income taxes, discounted at 10%	(589)
Standardized measure of discounted future net cash flows	$1,675

Changes in Proved Reserves

Our total proved reserves increased more than production, resulting in a slight net increase, and were 117.7 MMBoe (705.9 Bcfe) at December 31, 2013 compared to 117.5 MMBoe (705.1 Bcfe) at December 31, 2012.  The change between periods is primarily as a result of extensions and discoveries of 20.2 MMBoe (121.0 Bcfe) due to the completion of eight successful exploratory wells (gross), utilizing 40 acre down-spacing onshore and joint interest activity.  The extensions and discoveries were primarily in the Spraberry field (Yellow Rose) (12.6 MMBoe /75.4 Bcfe), the Ship Shoal 349/359 field (Mahogany) (4.2MMBoe/25.3 Bcfe) and the Mississippi Canyon 698 field (Big Bend) (1.9MMBoe/11.5 Bcfe). For the Spraberry field (Yellow Rose), the increase in proved reserves was primarily due to six exploration wells being completed, further development of the field from 40 acre down-spacing, movement of reserves from possible reserves to proved due to drilling activity by us and others and purchase of additional acreage in the field. For the Ship Shoal 349/359 field, the increase in proved reserves was from the successful drilling and completion of an exploratory well.  The increase at the Mississippi Canyon 698 field was due to a successful exploration well. Estimated proved reserves also increased from the acquisition of Callon Properties discussed in Item 1, Business, which added 2.1 MMBoe (12.7 Bfe). Reserves decreased from revisions of previous estimates by 3.8 MMBoe (22.8 Bcfe) primarily at our Spraberry field (Yellow Rose) (4.9 MMBoe/29.6 Bcfe) and our High Island 21/22 field (2.3 MBoe/13.9 Bcfe) our due to performance, partially offset by increases due to price changes (1.9 MBoe/11.3 Bcfe).  The sale of interests in three fields resulted in a decrease of 0.5 MMBoe (3.2 Bcfe). Decreases due to production were 18.0 MMBoe (107.9 Bcfe). See Development of Proved Undeveloped Reserves below for a table reconciling the change in proved undeveloped reserves during 2013. See Financial Statements – Note 21 – Supplemental Oil and Gas Disclosures under Part II, Item 8 in this Form 10-K for additional information.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our estimated proved reserve information as of December 31, 2013 included in this Form 10-K was prepared by our independent petroleum consultant, NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The scope and results of their procedures are summarized in a letter included as an exhibit to this Form 10-K. The primary technical person at NSAI responsible for overseeing the preparation of the reserves estimates presented herein has B.S. and M.S. degrees in Civil Engineering and has been a Registered Professional Engineer in the State of Texas for 25 years and a member of the Society of Petroleum Engineers for over 29 years. He has over 36 years total experience in the oil and gas industry, with over 22 years of reservoir engineering experience. His areas of experience are the continental shelf and deepwater Gulf of Mexico, San Juan Basin, onshore and offshore Mexico, offshore Africa, and unconventional gas sources worldwide. NSAI has informed us that he meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.

We maintain an internal staff of reservoir engineers and geoscience professionals who work closely with our independent petroleum consultant to ensure the integrity, accuracy and timeliness of the data, methods and assumptions used in the preparation of the reserves estimates. Additionally, our senior management reviews any significant changes to our proved reserves on a quarterly basis. Our Reservoir Engineering Director has served in that capacity since 2013, as Reservoir Engineering Manager since 2006, and as Staff Reservoir Engineer upon joining the Company in 2004. Prior to joining the Company, he served as a Reservoir Engineer at Shell, then VP of Reservoir Engineering at Freeport-McMoRan Oil & Gas and later as Manager Acquisitions Engineering at Matrix Oil & Gas. He received a Bachelor of Science degree in Engineering Science from Iowa State University in 1972.

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

Development of Proved Undeveloped Reserves

Our proved undeveloped reserves (“PUDs”) were estimated by NSAI, our independent petroleum consultant. Future development costs associated with our PUDs at December 31, 2013 were estimated at $910.0 million.

The following table presents our PUDs by field (in MMBoe):

	As of December 31,
	2013	2012	2011
Ship Shoal 349 (Mahogany)	1.3	4.8	16.6
Mississippi Canyon 243 (Matterhorn)	1.3	2.1	3.1
Viosca Knoll 823 (Virgo)	1.4	1.4	1.4
Spraberry (Yellow Rose)	25.7	19.6	19.4
Mississippi Canyon 698 (Big Bend)	1.9	—	—
High Island 22	—	2.7	—
Total	31.6	30.6	40.5

The following table presents a reconciliation of our PUDs (in MMBoe):

	2013	2012
Proved undeveloped reserves – beginning of year	30.6	40.5
Reductions:
Ship Shoal 349 (Mahogany)	(4.8)	(11.8)
Mississippi Canyon 243 (Matterhorn)	(0.7)	(1.6)
High Island 21/22	(2.7)	—
Spraberry (Yellow Rose) drilling, completions and technical	(4.6)	(9.7)
Spraberry (Yellow Rose) well performance	(1.5)	(0.2)
Subtotal – reductions	(14.3)	(23.3)
Balance after reductions	16.3	17.2
Additions:
Ship Shoal 349 (Mahogany)	1.3	—
Mississippi Canyon 698 (Big Bend)	1.9	—
High Island 21/22	—	2.7
Spraberry (Yellow Rose) – well additions and other	7.9	10.0
Spraberry (Yellow Rose) – 40 acre down-spacing in 2013	4.2	—
Other changes	—	0.7
Subtotal —additions	15.3	13.4
Proved undeveloped reserves – end of year	31.6	30.6

Volume measurements:
MMBoe – million barrels of oil equivalent

Activity related to PUDs in 2013:

•

During 2013, we drilled numerous development wells that converted PUDs to proved developed reserves (“PDs”) and spent $270.4 million on development of PUDs.  Activity in 2013 allowed conversion of approximately 47% of the PUDs existing at December 31, 2012 to PD’s as of December 31, 2013.

•

At our Ship Shoal 349/359 field (Mahogany), we drilled and completed the SS 359 A14 BP2 well, which resulted in the conversion of all of the PUDs existing at 2012 to PDs in 2013.  The SS 359 A14 BP2 well was the fifth well drilled under our 2010 Development Plan.  As of December 31, 2013, we were in the process of drilling our sixth well (SS 359 A015) under this multi-well program.  This multi-well program is expected to continue into 2014 and beyond.  Also, as a result of our successful drilling program, one new PUD location was added during 2013.

•

The PUDs at our Mississippi Canyon 243 field (Matterhorn) and our Viosca Knoll 823 field (Virgo) were obtained through acquisitions in 2010. We drilled and completed one development well (MC 243 A2 ST2 BP2) at the Mississippi Canyon 243 field (Matterhorn), which moved PUDs to PDs.  Also, one new PUD location was added during 2013.  Development of these two fields is expected to continue into future years.

•

PUDs at our Spraberry field (Yellow Rose) were obtained primarily through an acquisition in 2011.  We drilled and completed 33 development wells, which moved PUDs to PDs. In addition, PUDs were decreased due to certain wells being evaluated as uneconomical due to performance and for technical reasons.  PUDs were increased due to exploration drilling activity, both by us and other companies, and also from additions related to 40 acre down-spacing.  Our drilling plans for 2014 include an active drilling program in the Spraberry field (Yellow Rose) and we expect to continue our drilling activity beyond 2014.

•

In the High Island 21/22 field, we drilled and completed the HI 0021 A1 BP1 well, which initially resulted in the conversion of all the PUDs to PDs.  Subsequently, these PDs were removed from proved reserves due to well performance.

•	The additional PUDs at the Mississippi Canyon 698 field (Big Bend) were from our joint interest ownership in the non-operated field and are related to the MC 698 #1 well, which was drilled in 2012.

Activity related to PUDs in 2012:

•

During 2012, we drilled numerous development wells that converted PUDs to PDs and spent $263.6 million on development of PUDs.  Activity in 2012 allowed conversion of approximately 58% of the PUDs existing at December 31, 2011 to PD’s as of December 31, 2012.

•

At our Ship Shoal 349/359 field (Mahogany), we completed one well, (SS 359 A5 ST) and two additional wells were side tracked. As of December 31, 2012, we were in the process of completing the SS 359 A9 ST well, which moved additional reserves from PUDs to PDs.

•	We completed one well (MC 243 A4 ST) at Mississippi Canyon 243 field (Matterhorn) in 2012.
•

At our Spraberry field (Yellow Rose), we completed 53 development wells and 11 exploration wells. One of the wells completed was a horizontal well and two other horizontal wells reached target depth in 2012, which proved the concept and allowed additional horizontal PUD locations to be booked. Additionally, wells completed in 2011 and 2012 proved that the concept of down spacing to 40-acres was viable in a portion of the field, allowing the conversion of certain unproven locations to PUDs in 2012.

•

In the High Island 21/22 field, a field study demonstrated that additional reserves could be recovered by drilling a replacement for a well that had experienced a mechanical failure. This allowed unproved reserves in 2011 to be reclassified as proved reserves in 2012.

See Business under Part I, Item 1, Our Fields in Item 2 above and Financial Statements – Note 2 – Acquisitions and Divestitures under Part II, Item 8 in this Form 10-K for additional information on the Spraberry, Ship Shoal 349/359, Mississippi Canyon 243 and Viosca Knoll 823 fields.

We believe that we will be able to develop all but 1.3 MMBoe of the reserves classified as PUDs, out of a total of 31.6 MMBoe classified as PUDs at December 31, 2013, within five years from the date such reserves were initially recorded.  The exception is at the Mississippi Canyon 243 field (Matterhorn) where the field is being developed using a single floating tension leg platform requiring an extended sequential development plan.  The platform cannot support a rig that would allow additional wells to be drilled, but can support a rig to allow sidetracking of wells.  These PUDs were originally recorded in our reserves as of December 31, 2010. The development of the 1.3 MMBoe of PUDs will be delayed until an existing well is depleted and available to sidetrack.  Based on the latest reserve report, a well is expected to be drilled to develop the Mississippi Canyon 243 field (Matterhorn) PUDs in 2016.

Our capital budget for 2014 for development is $233.0 million, split 76% offshore and 24% onshore. The capital allocated to our development activities will assist us in converting the PUDs to PDs.

Acreage

The following summarizes our leasehold at December 31, 2013. Deepwater refers to acreage in over 500 feet of water.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Shelf	553,868	355,561	88,306	88,306	642,174	443,867
Deepwater	137,043	65,987	354,780	227,685	491,823	293,672
Total Offshore	690,911	421,548	443,086	315,991	1,133,997	737,539
Onshore	28,186	24,561	186,244	158,310	214,430	182,871
Total	719,097	446,109	629,330	474,301	1,348,427	920,410

Approximately 57% of our total net offshore acreage is developed and approximately 13% of our total net onshore acreage is developed. We have the right to propose future exploration and development projects on the majority of our acreage.

For the offshore undeveloped leasehold, 78,113 net acres (25%) of the total 315,991 net undeveloped offshore acres could expire in 2014, 57,166 net acres (18%) could expire in 2015, 33,228 net acres (11%) could expire in 2016, 80,332 net acres (25%) could expire in 2017, and 67,152 net acres (21%) could expire in 2018 and beyond. For the onshore undeveloped leasehold, our rights to approximately 146,436 net acres of the total 158,310 net undeveloped onshore acres (93%) could expire in 2014 without additional drilling, 9,662 net acres (6%) could expire in 2015 and 2,212 net acres (1%) could expire in 2016. There are 141,109 net acres of the undeveloped onshore leasehold that can be extended by drilling two additional wells in 2014 and further extended by additional operations or production in future years. In making decisions regarding drilling and operations activity for 2014 and beyond, we give consideration to undeveloped leasehold that may expire in the near term in order that we might retain the opportunity to extend such acreage.

Our net offshore acreage decreased 49,387 net acres (6%) from December 31, 2012 and our net onshore acreage decreased 1,493 net acres (1%) from December 31, 2012. The decrease in our net offshore acreage was primarily due to certain offshore leases that terminated, partially offset by acreage added from the Callon Properties acquisition and other offshore property interests acquired through purchase.

Production

For the years 2013, 2012 and 2011, our net daily production averaged 295.7 MMcfe, 280.9 MMcfe and 278.2 MMcfe, respectively. Production increased in 2013 from 2012 and in 2012 from 2011 primarily due to acquisitions completed in 2012 and 2011 and increases in the Ship Shoal 349 field attributable to development activities, partially offset by decreases related to storms, pipeline shutdowns and natural reservoir declines.

Production History

The following presents historical information about our produced oil, NGLs and natural gas volumes from all of our producing fields over the past three years.

	Year Ended December 31,
	2013	2012	2011
Net sales:
Oil (MBbls)	7,018	6,033	6,073
NGLs (MBbls)	2,091	2,129	1,892
Natural gas (MMcf)	53,257	53,825	53,743
Total oil equivalent (MBoe)	17,986	17,133	16,921
Total natural gas equivalent (MMcfe)	107,915	102,800	101,528

Volume measurements:
MBbls – thousand barrels for crude oil, condensate or NGLs	MMcf – million cubic feet
MBoe – thousand barrels of oil equivalent	MMcfe – million cubic feet equivalent

Refer to the descriptions of our 10 largest fields reported earlier in this Item 2, Properties, for historical information about our produced volumes from our Spraberry field (Yellow Rose) and Ship Shoal 349/359 field (Mahogany) over the past three fiscal years, each of which have proved reserves exceeding 15% of our total proved reserves. Also refer to Selected Financial Data – Historical Reserve and Operating Information under Part II, Item 6 of this Form 10-K for additional historical operating data, including average realized sale prices and production costs.

Productive Wells

The following presents our ownership interest at December 31, 2013 in our productive oil and natural gas wells. A net well represents our fractional working interest of a gross well in which we own less than all of the working interest.

Offshore Wells

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Operated	93	79	88	68	181	147
Non-operated	21	6	37	11	58	17
	114	85	125	79	239	164

Onshore Wells

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Operated	215	214	4	4	219	218
Non-operated	5	2	—	—	5	2
	220	216	4	4	224	220

All Productive Wells (1)

	Oil Wells (1)		Gas Wells (1)		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Operated	308	293	92	72	400	365
Non-operated	26	8	37	11	63	19
	334	301	129	83	463	384
(1)	Includes five gross (3.2 net) oil wells and seven gross (4.6 net) gas wells with multiple completions.

Drilling Activity

As presented in the tables below, our drilling activity decreased in 2013 compared to 2012 in our onshore operations. In 2013, we increased the onshore-horizontal drilling activity compared to 2012, which take longer to drill and are more expensive on a per well basis compared to vertical wells.  Our onshore drilling activity is primarily in the Spraberry field, which was acquired by acquisition in May 2011, coupled with additional leasehold interests acquired in 2011 and 2013.

The tables below are based on the SEC’s criteria of completion or abandonment to determine productive wells drilled.

Development Drilling

The following table sets forth information related to our development wells drilled over the past three years.

	Year Ended December 31,
	2013	2012	2011
Gross Wells:
Productive:
Offshore	4	3	5
Onshore	33	53	27
Non-productive:
Offshore	—	—	—
Onshore	—	—	—
	37	56	32
Net Wells:
Productive:
Offshore	4.0	3.0	4.5
Onshore	32.9	52.8	27.0
Non-productive:
Offshore	—	—	—
Onshore	—	—	—
	36.9	55.8	31.5

Our success rates related to our gross development wells drilled during 2013, 2012 and 2011 were 100%, 100% and 100%, respectively.

Exploration Drilling

The following table sets forth information related to our exploration drilling over the past three years.

	Year Ended December 31,
	2013	2012	2011
Gross Wells:
Productive:
Offshore	1	1	3
Onshore	7	24	12
Non-productive:
Offshore	1	1	—
Onshore	—	—	1
	9	26	16
Net Wells:
Productive:
Offshore	1.0	0.3	2.4
Onshore	6.9	20.8	7.6
Non-productive:
Offshore	1.0	0.4	—
Onshore	—	—	0.7
	8.9	21.5	10.7

Our success rates related to our gross exploration wells drilled during 2013, 2012 and 2011 were 89%, 96% and 94%, respectively.

Recent Drilling Activity

The following table sets forth 2014 drilling activity to February 15, 2014.

	January 1, 2014 to February 15, 2014
	Development	Exploration
Gross Wells:
Productive:
Offshore	—	1
Onshore	2	3
Non-productive:
Offshore	—	—
Onshore	—	—
	2	4
Net Wells:
Productive:
Offshore	—	1.0
Onshore	2.0	3.0
Non-productive:
Offshore	—	—
Onshore	—	—
	2.0	4.0

As of February 15, 2014, we were in the process of drilling and/or completing on a gross well basis two offshore exploration wells, four onshore exploration wells and three onshore development wells.

Capital Expenditures

The level of our investment in oil and gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities and the results of our exploration and development activities. For 2013, our capital expenditures for oil and natural gas properties and equipment of $634.4 million included $82.7 million for acquisitions, $198.7 million for exploration activities, $308.3 million for development activities and $44.6 million for seismic, capitalized interest and other leasehold costs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this Form 10-K for additional information.

Item 3. Legal Proceedings

Notice of Suspension and Debarment.  In November 2013, the parent company, W&T Offshore, Inc., received a Notice of Suspension and Proposed Debarment and a Notice of Clean Water Act Listing from the EPA. The first Notice suspends the parent company and proposes a three year debarment from participation in future federal contracts, including future federal oil and gas leases, and assistance activities and renders the parent company ineligible to receive any federal contracts or approved subcontracts or to act as an agent or representative on behalf of another in such transaction, or receive certain federal benefits. The second Notice provides a narrower prohibition on federal contracts or benefits for the parent company. The Notices stemmed from the Company’s previously disclosed plea agreement and corporate conviction on two criminal counts as described below under Federal Grand Jury Investigation.  The Company has commenced discussions with the EPA SDO and made filings to contest the limitations in both Notices and seek a resolution to remove the suspension in a cooperative fashion as soon as practicable. The timing and ultimate result of these efforts, however, cannot be predicted at this time.

The Company does not believe that the regulatory requirements for suspension and debarment exist. The Company has corrected the issues leading to the 2009 offenses that form the basis for suspension and debarment and has been and remains a responsible operator. Suspension is not necessary to protect the Government’s business interests. The Company believes the EPA SDO action fails to recognize the Company’s compliance with the plea agreement referred to below to demonstrate that the conditions which gave rise to the violations have been corrected and that the Company is a responsible operator acting under a comprehensive environmental and safety compliance program.

Disqualification of waiver concerning certain supplement bonding requirements from the BOEM.

In November and December 2013, the parent company, W&T Offshore, Inc., received letters from the BOEM claiming that it no longer qualifies for a waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging, and abandonment liabilities. The letters notified the parent company that it must provide supplemental bonding on certain of its offshore leases, rights of way and easements in the Gulf of Mexico.  We believe that this action is without basis and inconsistent with regulatory requirements.  We have had continuing discussions with representatives of the BOEM regarding this decision in an attempt to resolve this issue. We are also discussing potential additional supplemental bonding requirements that may be required to be met in the event that the BOEM’s decision regarding the parent company’s supplemental bonding waiver is not modified or reversed. While these discussions remain ongoing, in order to preserve our rights, in January 2014, we filed a Petition for Stay Pending Appeal and Request for Interim Relief with the U.S. Department of Interior’s Board of Land Appeals. The petition seeks a stay of any supplemental bonding requirements pending the appeal and to reverse BOEM’s revocation of W&T Offshore, Inc.’s waiver of supplemental bonding requirements. Initially, we were granted a stay until February 15, 2014 in response to our petition and recently we were granted a stay until April 15, 2014 to facilitate ongoing negotiations.  We continue to believe that W&T Offshore, Inc. qualifies for a supplemental bonding waiver.  We intend to continue to work with the BOEM staff to resolve this matter.  If resolving this matter ultimately involves additional bonding, it will result in increased costs of conducting our offshore business and operations and could utilize a portion of the borrowing capacity available under our revolving bank credit facility.

Federal Grand Jury Investigation. The United States Attorney’s Office for the Eastern District of Louisiana, along with the Criminal Investigation Division of the EPA conducted a federal grand jury investigation beginning in late 2010 of environmental law violations that occurred in 2009. In December 2012, an agreement was reached that resolved these environmental compliance matters and the agreement was approved by the federal district court in January 2013. Under the agreement, the Company on January 3, 2013 (i) pled guilty to one felony count under the Clean Water Act for altering monthly produced water discharge samples for the Ewing Banks 910 platform in 2009 and one misdemeanor count under the Clean Water Act for failure to report a discharge of a small amount of oil from the same platform in November 2009, (ii) paid a $0.7 million fine and $0.3 million for community service and (iii) entered into an environmental compliance program subject to a third-party audit. Under the agreement, the Company was placed on a three-year term of probation. The probation terms require that the Company: commit no further environmental law violations, comply with an Environmental Compliance Plan during the probation period and take no adverse action against personnel who cooperated in the investigation. The agreement further stipulates that the Government will not seek any further criminal charges against the Company in this matter.

Insurance Claims. During the fourth quarter of 2012, underwriters of our excess liability policies (“Excess Policies”) (Indemnity Insurance Company of North America, New York Marine & General Insurance Company, Navigators Insurance Company, XL Specialty Insurance Company and Liberty Mutual Insurance Co.) filed declaratory judgment actions in the United States District Court for the Southern District of Texas seeking a determination that such Excess Policies cover removal-of-wreck and debris claims arising from Hurricane Ike to the extent we have first exhausted the limits of our Energy Package policies with only removal-of-wreck and debris claims.  The court consolidated the various suits filed by underwriters.  We did not file any claims under such Excess Policies during 2013 but currently anticipate filing a claim under the policies in 2014.  As of December 31, 2013, we have spent $45.7 million to date of removal-of-wreck costs and expect to incur an additional $1.9 million of removal-of-wreck costs associated with platforms damaged by Hurricane Ike.  In January 2013, we filed a motion for summary judgment seeking the court’s determination that such Excess Policies do not require us to exhaust the limits of our Energy Package policies with only removal-of-wreck and debris claims.  On July 31, 2013, the District Court ruled in favor of the underwriters, adopting their position that the Excess Policies cover removal-of-wreck and debris claims only to the extent the limits of our Energy Package policies have been exhausted with removal-of-wreck and debris claims.  We disagree with the Court’s ruling and have appealed the decision.  Removal-of-wreck costs are recorded in Oil and natural gas properties and equipment on the Consolidated Balance Sheet.  If we are successful in our appeal, any recoveries from claims made on these Excess Policies related to this issue will be recorded as reductions in this line item, which will reduce our depreciation, depletion, amortization and accretion (“DD&A”) rate.

Monetary Sanctions  by Government Authorities. In addition to the items noted above, during 2013 we received notices of non-compliance from various government authorities that were related to various incidences occurring in 2013 and 2012. Cumulative payments of fines during 2013 were approximately $0.3 million. The penalties related to incidents at three of our offshore platforms, with one incident involving a crane operation, one incident involving a hatch closure issue and one incident involving improper connection of equipment. There are currently no fines outstanding that have not been paid and management has not been informed of any potential fines relating to recently completed inspections at this time.

Other Litigation. From time to time, we are party to other litigation or legal and administrative proceedings that we consider to be a part of the ordinary course of our business. Except for the matters noted above, we are not involved in any legal proceedings nor are we party to any pending or threatened claims that could, individually or in the aggregate, reasonably be expected to have a material adverse effect on our consolidated financial condition, cash flow or results of operations.

Executive Officers of the Registrant
The following lists our executive officers:

Name	Age (1)	Position
Tracy W. Krohn	59	Founder, Chairman, Director and Chief Executive Officer
Jamie L. Vazquez	53	President
John D. Gibbons	60	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Thomas P. Murphy	51	Senior Vice President and Chief Operations Officer
Stephen L. Schroeder	51	Senior Vice President and Chief Technical Officer
Thomas F. Getten	66	Vice President, General Counsel and Corporate Secretary
(1)	Ages as of February 23, 2014.

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

Stephen L. Schroeder joined the Company in 1998 and served as Production Manager from 1999 until 2005. In 2005, Mr. Schroeder was named Vice President of Production and in July 2006 he was named Senior Vice President and Chief Operating Officer. In June 2012, Mr. Schroeder was named Senior Vice President and Chief Technical Officer. Prior to joining the Company, Mr. Schroeder was with Exxon USA for 12 years holding positions of increasing responsibility, ending with Offshore Division Reservoir Engineer.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and principally traded on the NYSE under the symbol “WTI”. The following table sets forth the high and low sales price of our common stock as reported on the NYSE.

	High	Low
2013
First Quarter	$18.45	$14.07
Second Quarter	15.86	10.68
Third Quarter	18.16	14.23
Fourth Quarter	20.43	14.77
2012
First Quarter	26.83	20.24
Second Quarter	21.56	13.31
Third Quarter	21.01	14.72
Fourth Quarter	19.35	15.54

As of March 5, 2014, there were 195 registered holders of our common stock.

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

The following reflects the frequency and amounts of all cash dividends declared during the two most recent fiscal years (in thousands, except per share data):

	Aggregate Dividends on Common Stock	Dividends per Share of Common Stock
2013
First Quarter	$6,020	$0.08
Second Quarter	6,775	0.09
Third Quarter	6,775	0.09
Fourth Quarter (1)	39,276	0.52
2012
First Quarter	5,948	0.08
Second Quarter	5,950	0.08
Third Quarter	5,950	0.08
Fourth Quarter (2)	64,984	0.87
(1)	Includes a regular dividend of $7.5 million ($0.10 per common share) and a special cash dividend of $31.8 million ($0.42 per common share).
(2)	Includes a regular dividend of $6.0 million ($0.08 per common share) and two special cash dividends of $34.9 million ($0.47 per common share) and $24.1 million ($0.32 per common share).

With the exception of special cash dividends, we currently expect that comparable cash dividends will continue to be paid in the future, subject to periodic reviews of the Company’s performance by our board of directors and applicable debt agreement restrictions. On March 6, 2014, our board of directors declared a cash dividend of $0.10 per common share, payable on March 31, 2014 to shareholders of record on March 18, 2014.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and not filed, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

WTI vs. S&P 500 / Peer Averages
$300
$250
$200
$150
$100
$50
$0
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
W&T Offshore
S&P 500
Peer Group

Our peer group is comprised of Apache Corporation, Bill Barrett Corp., Cabot Oil & Gas Corp., Comstock Resources, Inc., Energy XXI (Bermuda) Limited, Forest Oil Corp., Newfield Exploration Co., SM Energy Co., SandRidge Energy, Inc., Stone Energy Corp., and Swift Energy Company.

ATP Oil & Gas Corp. was excluded from the peer group as it filed for bankruptcy in 2012 and its shares are traded as a penny stock.  McMoRan Exploration Co. was excluded from the peer group as it was acquired by another company during 2013 and is no longer publicly traded.  Both of these companies were included in the stock performance graph in the previous year.

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

Issuer Purchases of Equity Securities

For the year 2013, we did not purchase any of our equity securities.

The following table sets forth information about restricted stock units delivered by employees during the quarter ended December 31, 2013 to satisfy tax withholding obligations on the vesting of restricted stock units.

Period	Total Number of Restricted Stock Units Delivered	Average Price per Restricted Stock Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	N/A	N/A	N/A	N/A
November 1, 2013 – November 30, 2013	N/A	N/A	N/A	N/A
December 1, 2013 – December 31, 2013	154,306	$15.36	N/A	N/A

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and with Financial Statements in Part II, Item 8 in this Form 10-K.

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009
	(Dollars in thousands, except per share data)
Consolidated Statement of Income (Loss) Information:
Revenues:
Oil	$718,944	$629,548	$643,222	$453,435	$365,411
NGLs	73,345	84,637	105,559	51,931	35,247
Natural gas	189,290	158,390	221,194	203,533	204,758
Other (5)	2,509	1,916	1,072	(3,116)	5,580
Total revenues (6)	984,088	874,491	971,047	705,783	610,996
Operating costs and expenses:
Lease operating expenses (7)	270,839	232,260	219,206	169,670	203,922
Production taxes	7,135	5,840	4,275	1,194	1,544
Gathering and transportation	17,510	14,878	16,920	16,484	13,619
Depreciation, depletion and amortization	430,611	336,177	299,015	268,415	308,076
Asset retirement obligation accretion	20,918	20,055	29,771	25,685	34,461
Impairment of oil and natural gas properties (8)	—	—	—	—	218,871
General and administrative expenses	81,874	82,017	74,296	53,290	42,990
Derivative (gain) loss	8,470	13,954	(1,896)	4,256	7,372
Total costs and expenses	837,357	705,181	641,587	538,994	830,855
Operating income (loss)	146,731	169,310	329,460	166,789	(219,859)
Interest expense, net of amounts capitalized	75,581	49,994	42,516	37,706	40,087
Loss on extinguishment of debt (9)	128	—	22,694	—	2,926
Other income (10)	9,074	215	84	710	842
Income (loss) before income tax expense (benefit)	80,096	119,531	264,334	129,793	(262,030)
Income tax expense (benefit)	28,774	47,547	91,517	11,901	(74,111)
Net income (loss)	$51,322	$71,984	$172,817	$117,892	$(187,919)
Earnings (loss) per common share basic and diluted	$0.68	$0.95	$2.29	$1.58	$(2.51)
Dividends on common stock (11)	58,846	82,832	58,756	59,609	9,158
Cash dividends per common share (11)	0.78	1.11	0.79	0.80	0.12
Consolidated Cash Flow Information:
Net cash provided by operating activities	$561,358	$385,137	$521,478	$464,772	$156,266
Capital expenditures – oil and natural gas properties	634,378	684,863	719,026	415,653	276,134

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Consolidated Balance Sheet Information:
Cash and cash equivalents	$15,800	$12,245	$4,512	$28,655	$38,187
Total assets	2,507,302	2,348,987	1,868,925	1,424,094	1,326,833
Long-term debt	1,205,421	1,087,611	717,000	450,000	450,000
Shareholders’ equity	540,610	541,187	544,574	421,743	358,950
(1)	In the fourth quarter of 2013, we acquired the Callon Properties from Callon.
(2)	In the fourth quarter of 2012, we acquired the Newfield Properties from Newfield.
(3)	In the second quarter of 2011, we acquired the Opal Properties from Opal and, in the third quarter of 2011, we acquired the Fairway Properties from Shell.
(4)	In the second quarter of 2010, we acquired certain properties from Total E&P and, in the fourth quarter of 2010, we acquired certain properties from Shell.
(5)

Included in other revenues for 2010 is a reduction of $4.7 million due to a disallowance by the ONRR of royalty relief for transportation of deepwater production through our subsea pipeline system that was originally recorded in 2009. We are contesting this ONRR adjustment.

(6)

Included in total revenues for 2010 is $24.9 million related to the recoupment of royalties paid to the ONRR in prior periods based on price thresholds that were believed to limit the availability of royalty relief on certain properties subject to the OCS Deepwater Relief Act of 1995.

(7)

Included in lease operating expenses are charges to expense for hurricane-related repairs netted with insurance reimbursements. For the years 2010 and 2009, the impact to lease operating expenses attributable to net hurricane –related expenses/reimbursements were an $11.7 million decrease and an $18.4 million increase, respectively. There was minimal impact to lease operating expenses in the other years presented.

(8)

The carrying amount of our oil and natural gas properties was written down by $218.9 million in 2009 through the application of the full cost ceiling limitation due to lower oil and natural gas prices. No such write downs were required during the other years presented.

(9)

In 2011, we expensed repurchase premiums, deferred financing costs and other costs totaling $22.0 million related to the repurchase of $450.0 million in aggregate principal amount of our 8.25% Senior Notes due 2014 (the “8.25% Senior Notes”). In 2009, we expensed $2.9 million of deferred financing costs related to the early repayment of our previously outstanding term loan facility.

(10)	In 2013, other income consisted primarily of payments received in conjunction for an option exercised by a counterparty.
(11)

The years 2013, 2012, 2011 and 2010 included special dividends of $31.8 million ($0.42 per share), $59.0 million ($0.79 per share), $46.9 million ($0.63 per share) and $49.2 million ($0.66 per share), respectively. The year 2009 did not include a special dividend.

HISTORICAL RESERVE AND OPERATING INFORMATION

The following presents summary information regarding our estimated net proved oil, NGLs and natural gas reserves and our historical operating data for the years shown below. Estimated net proved reserves are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December of the respective year in accordance with SEC guidelines.  For additional information regarding our estimated proved reserves, please read Business under Part I, Item 1 and Properties under Part I, Item 2 of this Form 10-K. The selected historical operating data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 and with Financial Statements under Part II, Item 8 in this Form 10-K.

	December 31,
	2013	2012	2011	2010	2009
Reserve Data (1):
Estimated net proved reserves:
Oil (MMBbls)	58.5	54.8	51.4	34.0	31.2
NGLs (MMBbls)	15.9	15.2	17.1	4.2	3.0
Natural gas (Bcf)	259.9	285.1	289.7	256.3	165.8
Total oil equivalent (MMBoe)	117.7	117.5	116.9	80.9	61.8
Total natural gas equivalent (Bcfe)	705.9	705.1	701.1	485.4	371.0
Proved developed producing (Bcfe)	363.8	375.4	325.8	236.6	162.5
Proved developed non-producing (Bcfe) (2)	152.3	145.8	132.4	154.7	121.0
Total proved developed (Bcfe)	516.1	521.2	458.2	391.3	283.5
Proved undeveloped (Bcfe)	189.8	183.9	242.9	94.1	87.5
Total proved developed reserves as % of proved reserves	73.1%	73.9%	65.4%	80.6%	76.4%
Reserve additions (reductions) (Bcfe):
Revisions (3)	(22.8)	(27.5)	51.1	20.2	(25.4)
Extensions and discoveries	121.0	94.5	32.0	29.2	23.4
Purchases of minerals in place	13.7	42.0	234.1	152.0	0.7
Sales of minerals in place	(3.2)	(2.2)	—	—	(24.0)
Production	(107.9)	(102.8)	(101.5)	(87.0)	(94.8)
Net reserve additions (reductions)	0.8	4.0	215.7	114.4	(120.1)
(1)

Energy equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs (totals may not compute due to rounding).  The energy-equivalent ratio does not assume price equivalency, and the energy equivalent prices for oil, NGLs and natural gas may differ significantly.

(2)

Approximately 8.6 Bcfe and 8.8 Bcfe of reserves as of December 31, 2013 and 2012, respectively, were shut in at our Mississippi Canyon 506 field (Wrigley) due to a platform and pipeline outage.  Approximately 29.6 Bcfe of reserves were shut in at December 31, 2010 due to two pipeline outages impacting several fields, including our Main Pass 108 field.

(3)

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

Volume measurements:
Bcf – billion cubic feet	MMBbls – million barrels for crude oil, condensate or NGLs
Bcfe – billion cubic feet equivalent	MMBoe – million barrels of oil equivalent

	Year Ended December 31,
	2013 (1)	2012	2011	2010	2009
Operating Data:
Net sales:
Oil (MBbls)	7,018	6,033	6,073	5,863	6,095
NGLs (MBbls)	2,091	2,129	1,892	1,190	1,103
Oil and NGLs (MBbls)	9,110	8,163	7,964	7,053	7,198
Natural gas (MMcf)	53,257	53,825	53,743	44,713	51,621
Total oil equivalent (MBoe)	17,986	17,133	16,921	14,505	15,801
Total natural gas equivalent (MMcfe)	107,915	102,800	101,528	87,032	94,806
Average daily equivalent sales (Boe/day)	49,276	46,813	46,360	39,741	43,290
Average daily equivalent sales (Mcfe/day)	295,657	280,875	278,158	238,445	259,741
Average realized sales prices:
Oil ($/Bbl)	$102.44	$104.35	$105.92	$77.33	$59.96
NGLs ($/Bbl)	35.07	39.75	55.81	43.65	31.96
Oil and NGLs ($/Bbl)	86.97	87.50	94.02	71.65	55.67
Natural gas ($/Mcf)	3.55	2.94	4.12	4.55	3.97
Oil equivalent ($/Boe)	54.58	50.93	57.32	48.87	38.32
Natural gas equivalent ($/Mcfe)	9.10	8.49	9.55	8.15	6.39
Average per Mcfe ($/Mcfe):
Lease operating expenses	$2.51	$2.26	$2.16	$1.95	$2.15
Gathering and transportation costs	0.16	0.14	0.17	0.19	0.14
Production costs	2.67	2.40	2.33	2.14	2.29
Production taxes	0.07	0.06	0.04	0.01	0.02
Depreciation, depletion, amortization and accretion	4.18	3.47	3.24	3.38	3.61
General and administrative expenses	0.76	0.80	0.73	0.61	0.45
	$7.68	$6.73	$6.34	$6.14	$6.37
Total number of wells drilled (gross):
Offshore	6	5	8	7	13
Onshore	40	77	40	2	—
Total number of productive wells drilled (gross):
Offshore	5	4	8	6	10
Onshore	40	77	39	—	—

Volume measurements:
Bbl – barrel	Mcf – thousand cubic feet
Boe – barrel of oil equivalent	MMcf – million cubic feet
MBbls – thousand barrels for crude oil, condensate or NGLs	MMcfe – million cubic feet equivalent
MBoe – thousand barrels of oil equivalent

(1)

In January 2014, we identified that we had been receiving an erroneous MMBtu conversion factor from a third party that had the effect of understating natural gas production at our Viosca Knoll 783 field (Tahoe).  The incorrect conversion factor had been used on all natural gas production from the field since we acquired it in 2011.  The use of the incorrect conversion factor did not affect revenues, operating cash flows or royalty payments to the federal government but did impact reported natural gas production and the calculation of depletion expense.  We performed an analysis of the information, assessing both quantitative and qualitative factors, and determined that the impact on our net income reported for prior annual periods, as well as the impact to our earnings trend, was not material to 2011 and 2012 results and thus the adjustment was recognized in 2013.

The results for 2013 reflect a one-time increase in production of 1.9 Bcf in natural gas (with no corresponding increase in revenues) by using the correct conversion factor for the annual periods of 2011 and 2012.  Excluding the cumulative effect of the volumes adjustments related to 2011 and 2012, total production for 2013 would have been 106.0 Bcfe or 290.5 MMcfe per day and our combined average realized sales price would have been $9.26 per Mcfe.

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

Overview

We are an independent oil and natural gas producer focused primarily in the Gulf of Mexico and Texas. We have grown through exploration, development and acquisitions and currently hold working interests in approximately 67 offshore fields (62 producing and five capable of producing) in federal and state waters. Our onshore activities have been primarily in the Permian Basin of West Texas, where we acquired most of our leasehold interest in connection with an acquisition in 2011as described below.  We also have had limited activity in East Texas, where we acquired leasehold interests in 2011, and have been evaluating this area through selective exploration and development efforts. We have interests in offshore leases covering approximately 1.1 million gross acres (0.7 million net acres) spanning primarily across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama and approximately 0.2 million gross acres (0.2 million net acres) onshore substantially all in Texas. We operate wells accounting for approximately 86% of our average daily production. We own interests in approximately 210 offshore structures, 142 of which are located in fields that we operate.  Our interest in fields, leases, structures and equipment are primarily owned by the parent company, W&T Offshore, Inc. and our wholly-own subsidiary, W&T Energy VI, LLC.

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

In November and December 2013, we acquired from Callon certain oil and gas leasehold interests in the Gulf of Mexico.  The Callon Properties consist of a 15% working interest in the Medusa field (deepwater Mississippi Canyon blocks 582 and 583), interest in associated production facilities and various interests in other non-operated fields. Internal estimates of proved reserves associated with the Callon Properties as of the acquisition dates were approximately 2.1 MMBoe (12.7 Bcfe), comprised of approximately 67% oil and 33% natural gas, all of which were classified as proved developed.  Including adjustments from an effective date of July 1, 2013, the adjusted purchase price was $82.4 million and we assumed the ARO associated with the Callon Properties, which we have estimated to be $4.2 million. The acquisition was funded from borrowings under our revolving bank credit facility and cash on hand.

In October 2012, we acquired from Newfield certain oil and gas leasehold interests. The properties consisted of leases covering 78 federal offshore blocks on approximately 416,000 gross acres (268,000 net acres). Internal estimates of proved reserves associated with the Newfield Properties as of the acquisition date were approximately 7.0 MMBoe (42.0 Bcfe), comprised of approximately 61% natural gas, 36% oil and 3% NGLs, all of which were classified as proved developed. Including adjustments from an effective date of July 1, 2012, the adjusted purchase price was $205.8 million and we assumed the ARO associated with the Newfield Properties, which we have estimated to be $31.7 million. The acquisition was initially funded from borrowings under our revolving bank credit facility and cash on hand. Subsequently in the same month, the amounts borrowed under our revolving bank credit facility were paid down with funds provided from the issuance of an additional $300.0 million of 8.50% Senior Notes.

During 2011, we closed two acquisition transactions. In May 2011, we acquired from Opal approximately 24,500 gross acres (21,900 net acres) of certain oil and gas leasehold interests in the Permian Basin of West Texas, which we refer to as the Opal Properties. Internal estimates of proved reserves associated with the Opal Properties as of the acquisition date were approximately 30.1 MMBoe (180.4 Bcfe), comprised of approximately 69% oil, 22% NGLs and 9% natural gas, and approximately 70% of which were classified as proved undeveloped. Including adjustments from an effective date of January 1, 2011, the adjusted purchase price was $394.4 million, and we assumed the ARO associated with the Opal Properties, which we have estimated to be $0.4 million, and recorded a long-term liability of $2.1 million. The acquisition was funded from cash on hand and borrowings under our revolving bank credit facility.

In August 2011, we acquired from Shell its 64.3% interest in the Fairway field along with a like interest in the associated Yellowhammer gas treatment plant. Internal estimates of proved reserves associated with the Fairway Properties as of the acquisition date were 8.9 MMBoe (53.5 Bcfe), comprised of approximately 72% natural gas, 27% NGLs and less than 1% oil, all of which were classified as proved developed producing. Including adjustments from an effective date of September 1, 2010, the adjusted purchase price was $42.9 million and we assumed the ARO associated with the Fairway Properties, which we have estimated to be $7.8 million. The acquisition was funded from borrowings under our revolving bank credit facility.

See Financial Statements – Note 2 – Acquisitions and Divestitures under Part II, Item 8 of this Form 10-K for additional information on acquisitions.

From time to time, as part of our business strategy, we sell various properties that we consider non-core assets. In 2013, we sold non-operated working interest in the Green Canyon 60 field, Green Canyon 19 field and West Delta area block 29, all located in the Gulf of Mexico.  The combined net proceeds of these sales combined with other transactions were $11.9 million and in connection with these sales, we reversed $19.6 million of ARO.  Also in 2013, we received $9.1 million in conjunction with a payment to us for an option exercised by a counterparty.  In 2012, we sold our non-operated working interest in the South Timbalier 41 field located in the Gulf of Mexico for $30.5 million and in connection with this sale, we reversed $4.0 million of ARO. In 2011, there were no property sales of significance.  See Financial Statements – Note 2 – Acquisitions and Divestitures under Part II, Item 8 of this Form 10-K for additional information on divestitures.

Our financial condition, cash flow and results of operations are significantly affected by the volume of our oil, NGLs and natural gas production and the prices that we receive for such production. Our production volumes for 2013 were comprised of approximately 39% oil and condensate, 12% NGLs and 49% natural gas, determined using the energy-equivalent ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs. The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices per Mcfe for oil, NGLs and natural gas may differ significantly. For 2013, our combined total production of oil, NGLs and natural gas was approximately 5.0% higher on a Mcfe basis than during the same period in 2012.  During 2013, sales volumes were negatively impacted by various pipeline outages, shut downs for maintenance, Tropical Storm Karen and various operational issues.  During 2012, sales volumes were impacted by various pipeline outages, Hurricane Isaac and Tropical Storm Debbie.

During 2013, our average realized oil sales price decreased slightly to $102.44 per barrel compared to $104.35 per barrel in 2012.  Two comparable oil price benchmarks are the unweighted average daily posted spot price of West Texas Intermediate (“WTI”) crude oil, which increased 4.2% from 2012, and the unweighted average daily posted spot price of Brent crude oil, which decreased 2.8% from the comparable period.  WTI is frequently used to value domestically produced crude oil, and the majority of our oil production is priced using the spot price for WTI as a base price plus a premium depending on the type of crude oil.  Most of our oil production is from offshore Gulf of Mexico, which is comprised of various crudes including Light Louisiana Sweet, Heavy Louisiana Sweet, Poseidon and others.  Starting in the first quarter of 2011 and continuing through third quarter 2013, these various crudes sold at a significant premium relative to WTI.  The average premium in 2013 was $11.00 per barrel, with premiums ranging from $2.00 to $22.00.  During 2012, average premium was $16.00 per barrel and premiums ranged between $10.00 and $22.00 per barrel.   In the second quarter of 2013, the premiums began to decline and continued to decline through the fourth quarter of 2013.  For the fourth quarter of 2013, premiums were between $2.00 and $3.00, which are similar to premiums prior to 2011.

The infrastructure to transport crude oil within the United States has seen a major change over the past few years.  A number of pipelines have been built and completed, reversed flowed, or expanded to move crude oil from Cushing, Oklahoma (a major crude oil storage hub). Transportation capacity has also been added in major producing regions like the Permian Basin to move crude oil to the U.S. Gulf Coast rather than to Cushing. Both of these events have helped relieve the excess crude oil that built up in Cushing, which in turn allowed WTI pricing to increase relative to Brent up until October 2013.  Since that time, the premiums that the Gulf of Mexico crude oil had been experiencing declined as the crude being moved to the U.S. Gulf Coast increased and imports continued.  The structural changes that have occurred as a result of new pipeline and rail infrastructure will impact U.S. Gulf Coast crude oil pricing going forward.  Rail receiving capacity has also been expanding rapidly on the East Coast and to some extent on the U.S. Gulf Coast.  The spread between Brent and WTI continues to be wide due to high U.S. crude oil inventory due to both crude oil imports and increased domestic production.  Spreads are expected to remain volatile and certain U.S. Gulf Coast crudes are selling at a discount to WTI due to excess supplies of certain crudes.

Oil prices are affected by world events, such as political unrest in the Middle East, the threat of hostilities, demand changes in various countries and world economic growth.  Thus, crude oil prices will likely continue to be volatile.  For 2013, WTI crude oil prices ranged from $87.00 to $111.00 per barrel and Brent crude oil prices ranged from $97.00 to $119.00 per barrel. The U.S. Energy Information Administration (“EIA”) estimates that the average WTI crude spot price was $98.00 per barrel in 2013 and will be $93.00 per barrel in 2014 and $90.00 per barrel in 2015.  EIA estimates the average Brent crude oil spot price was $109.00 per barrel in 2013 and projects the average price to be $105.00 and $102.00 per barrel in 2014 and 2015, respectively.  EIA expects world-wide supply and consumption for oil and liquids fuels to be fairly equal for 2014 and 2015, resulting in minor inventory withdrawals or builds.

Our average realized NGLs sales prices decreased 11.8% during 2013 compared to 2012. According to industry sources, domestic NGLs production significantly increased over 2012 levels which affected price realizations. The two major components of our NGLs are ethane and propane, which typically make up over 70% of a NGL barrel.  During 2013, prices for domestic ethane decreased 25% and domestic propane prices were flat compared to 2012 prices.  Price changes for other domestic NGLs ranged from flat to a 21% increase. As long as ethane inventories and production continue to be high, we would expect prices for ethane to be weak.  In addition, as long as the crude to natural gas price ratio remains wide (as measured on a six to one energy equivalency), the production of NGLs  may continue to be high relative to historical norms and would, in turn, suggest downward price pressure on the price of ethane.  Many natural gas processing facilities are re-injecting ethane back into the natural gas stream after processing due to excess ethane supplies.  This in turn has increased natural gas supplies and negatively impacted natural gas pricing.

Propane is used as a heating fuel and, during the winter of early 2014, propane inventories declined significantly and propane prices strengthened during the January to February 2014 timeframe.  The remainder of the NGL barrel (iso butane, normal butane and pentane) has also shown price strength in the early winter months.  NGLs inventories and prices are expected to be volatile in the short term with weather being the major influencing factor on a portion of the NGL barrel.  Over the longer term, overall NGLs prices are expected to be weak to moderate until more infrastructure is built and demand increases from construction of petrochemical plants that consume NGLs and from exports.

Prices for natural gas in the U.S. improved during 2013 compared to 2012 largely due to above-average storage withdrawals in response to the colder winter weather, which was primarily in March 2013, lower net imports from Canada and higher industrial demand.  The cold weather in December 2013 and January 2014 also has had significant effects on demand, supply and prices across the country, with one week in December having the largest storage withdrawal since record keeping began in 1994.  Natural gas prices are more affected by domestic issues (as compared to crude oil prices), such as weather (particularly extreme heat or cold), supply, local demand issues, other fuel competition (coal) and domestic economic conditions, and they have historically been subject to substantial fluctuation.  During 2013, the average realized sales price for our natural gas production increased 20.7% from 2012 to $3.55 per Mcf.  A comparable benchmark is the Henry Hub unweighted average daily posted spot price, which increased 35.3% from the comparable period.

Although the price of natural gas has increased significantly on a percentage basis, it is still weak from an overall economic standpoint and we expect continued weakness in natural gas prices for a number of reasons, including (i) producers continuing to drill in order to secure and to hold large lease positions before expiration, particularly in shale and similar resource plays, (ii) natural gas storage levels building during the injection season, (iii) natural gas continuing to be produced as a by-product in conjunction with the high level of oil drilling, (iv) increasing availability of liquefied natural gas, (v) production efficiency gains being achieved in the shale gas areas resulting from better hydraulic fracturing, horizontal drilling and production techniques and (vi) re-injecting ethane into the natural gas stream as indicated above, which increases the natural gas supply.

Per EIA, natural gas working inventories at the end of 2013 were estimated at 2,876 billion cubic feet, which is 16% below 2012’s level and 12% below last quarter’s projected level for year-end 2013. EIA estimates the Henry Hub natural gas spot price, which averaged $2.75 per MMBtu in 2012, was $3.73 per MMBtu in 2013 and forecasts $3.89 per MMBtu in 2014 and $4.11 per MMBtu in 2015.  EIA projects U.S. supply to be higher than consumption for both 2014 and 2015.

According to Baker Hughes, the U.S. natural gas rig count decreased from 809 rigs at the beginning of 2012 to 431 by the end of 2012.  The rig count continued to decrease further and by the end of 2013 had decreased to 372 rigs.  Despite the decline in rigs drilling specifically for natural gas, the U.S. has experienced a year over year increase in natural gas production due to the many factors previously enumerated.  Oil wells have increased natural gas production as a by-product, with the number of rigs searching for oil increasing from 1,191 in December 2011 to 1,378 in December 2013.  In the Gulf of Mexico, the number of rigs searching for oil has increased from 20 in December 2011 to 39 in December 2013.  EIA estimates the percentage of electricity fueled by natural gas to be 28% in 2013 compared to 30% in 2012, and forecasts the percentage at 27% in 2014 and 28% in 2015, with a major influencing factor being the expected price of natural gas compared to the expected price of coal.  Industry sources have indicated that a natural gas price above $4.50 per Mcf will probably cause even more power producers to switch back to coal from natural gas, which in effect creates limits to how far natural gas prices can rise until such time as demand for natural gas increases from other sources.  The demand for natural gas is expected to continue to increase as the announced petrochemical facilities are constructed and power producers convert to consuming natural gas to reduce emissions or comply with new emission limitations.

In 2013, 2012 and 2011, we did not incur a ceiling test impairment.  Should prices decline for oil, NGLs and natural gas in the future, it would negatively impact our future oil, NGLs and natural gas revenues, earnings and liquidity, and could result in ceiling test write-downs of the carrying value of our oil and natural gas properties, reductions in proved reserves, issues with financial ratio compliance, and a reduction of the borrowing base associated with our Credit Agreement, depending on the severity of such declines.  If any of these events were to occur and were significant, it may limit the willingness of financial institutions and investors to provide capital to us and others in the oil and natural gas industry.

Our operating costs include the expense of operating our wells, platforms and other infrastructure primarily in the Gulf of Mexico and Texas and transporting our production to the points of sale. Our operating costs are generally comprised of several components, including direct operating costs, repairs and maintenance, gathering and transportation costs, production taxes, insurance premiums, workover costs and ad valorem taxes. Our operating costs depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties.  During 2013, we incurred a significant increase in our workover costs as we performed two separate workovers offshore with drilling rigs and our Spraberry field (Yellow Rose) operations have an expanded well count, which required more workover activity.

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

Our operations are exposed to potential damage from hurricanes and we obtain insurance to reduce our financial exposure risk. We incurred substantial costs from 2008 through 2013 for hurricane related damage occurring in 2008 and expect to incur additional costs in 2014 to complete plugging and abandonment work primarily related to three toppled platforms. We received reimbursements from our insurance carrier in each of the last five years.  We have incurred approximately $45.7 million of removal-of-wreck costs that has been capitalized and expect to incur an additional $1.9 million of removal-of-wreck costs, all of which we believe we are entitled to reimbursement under our insurance policies, but our insurance carriers have disputed how costs related to removal of wreck should be processed and have denied our reimbursement claims.  Resolution is being pursued through the courts.  See Liquidity and Capital Resources below and Financial Statements – Note 18 – Contingencies under Part II, Item 8 in this Form 10-K for additional information.

Applicable environmental regulations require us to remove our platforms after production has ceased, to plug and abandon all wells and to remediate any environmental damage our operations may have caused. The costs associated with our ARO generally increase as we drill wells in deeper parts of the continental shelf and in the deepwater. We generally do not pre-fund our ARO. We estimated the present value of our liability related to our ARO at $354.4 million as of December 31, 2013. Inherent in the present value calculation of our liability are numerous estimates, assumptions and judgments, including the ultimate settlement amounts, inflation factors, changes to our credit-adjusted risk-free rate, timing of settlement and expenditure, and changes in the legal, regulatory, environmental and political environments. Actual expenditures for ARO could vary significantly from these estimates.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in the deep water of the Gulf of Mexico which caused loss of life, caused the rig to sink and created a major oil spill that produced economic, environmental and natural resource damage. Subsequently, the BOEM issued a series of NTLs and other significant changes in regulations and implemented a six-month moratorium on drilling activities which began in May 2010. After the drilling moratorium ended in November 2010, it was not until March 2011 that deep water drilling permits began to be issued, and even then only sporadically during 2011.  The Deepwater Horizon event changed the regulatory mindset, along with adding more political and environmental groups’ influence into setting regulations.  The most significant regulatory changes since the Deepwater Horizon event are regulations related to assessing the potential environmental impact of future spills using worse case discharge scenarios on a well-by-well basis, spill response documentation, compliance reviews, operator practices related to safety and implementing a safety and environmental management system. The new regulations and increased review process increases the time it takes to obtain drilling permits and increases the cost of operations. As these new regulations, proposed regulations and guidance continue to evolve, we cannot estimate the cost and impact to our business at this time. The BOEM has been taking longer to review and approve permits for offshore drilling than prior to the Deepwater Horizon event.  Also the time for permits relating to plug and abandonment activities has lengthened, causing work to be performed at less desirable times or delayed significantly to avoid unsafe conditions caused by weather.  We have not experienced delays in obtaining permits related to our onshore operations.

In November 2013, the parent company, W&T Offshore, Inc., received a Notice of Suspension and Proposed Debarment and a Notice of Clean Water Act Listing from the EPA. The first Notice suspends the parent company and proposes a three year debarment from participation in future federal contracts including future federal oil and gas leases, and assistance activities and renders the parent company ineligible to receive any federal contracts or approved subcontracts or to act as an agent or representative on behalf of another in such transaction, or receive certain federal benefits. The second Notice provides a narrower prohibition on federal contracts or benefits for the parent company. The Notices stemmed from the Company’s previously disclosed plea agreement and corporate conviction on two criminal counts as described in Legal Proceedings -  Federal Grand Jury Investigation under Part I, Item 3 in this Form 10-K. The Company has commenced discussions with the EPA SDO and made filings to contest the limitations in both Notices and seek a resolution to remove the suspension in a cooperative fashion as soon as practicable. The timing and ultimate result of these efforts, however, cannot be predicted at this time.

The Company does not believe that the regulatory requirements for suspension and debarment exist. The Company has corrected the issues leading to the 2009 offenses that form the basis for suspension and debarment and has been and remains a responsible operator. Suspension is not necessary to protect the Government’s business interests. The Company believes the EPA action fails to recognize the Company’s compliance with the plea agreement to demonstrate that the conditions which gave rise to the violations have been corrected and that the Company is a responsible operator acting under a comprehensive environmental and safety compliance program.

In November and December 2013, the parent company, W&T Offshore, Inc., received letters from the BOEM claiming that it no longer qualifies for a waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging, and abandonment liabilities. The letters notified the parent company that it must provide supplemental bonding on certain of its offshore leases, rights of way and easements in the Gulf of Mexico.  We believe that this action is without basis and inconsistent with regulatory requirements. We have had continuing discussions with representatives of the BOEM regarding this decision in an attempt to resolve this issue. We are also discussing potential additional supplemental bonding requirements that may be required to be met in the event that the BOEM’s decision regarding the parent company’s supplemental bonding waiver is not modified or reversed. While these discussions remain ongoing, in order to preserve our rights, in January 2014 we filed a Petition for Stay Pending Appeal and Request for Interim Relief with the U.S. Department of Interior’s Board of Land Appeals. The petition seeks a stay of any supplemental bonding requirements pending the appeal and to reverse the BOEM’s revocation of W&T Offshore, Inc.’s waiver of supplemental bonding requirements. Initially, we were granted a stay until February 15, 2014 in response to our petition and recently we were granted a stay until April 15, 2014 to facilitate ongoing negotiations.  We continue to believe that the parent company qualifies for a supplemental bonding waiver. We intend to continue to work with the BOEM staff to resolve this matter. If resolving this matter ultimately involves additional bonding, it will result in increased costs of conducting our offshore business and operations and this could utilize a portion of the borrowing capacity available under our revolving bank credit facility.

In January 2014, we identified that we had been receiving an erroneous MMBtu conversion factor from a third party that had the effect of understating natural gas production at our Viosca Knoll 783 field (Tahoe).  The incorrect conversion factor had been used on all natural gas production from the field since we acquired it in 2011.  The use of the incorrect conversion factor did not affect revenues, operating cash flows or royalty payments to the federal government but did impact reported natural gas production and the calculation of depletion expense.  We performed an analysis of the information, assessing both quantitative and qualitative factors, and determined that the impact on our net income reported for prior annual periods, as well as the impact to our earnings trend, was not material to 2011 and 2012 results, thus the adjustment was recognized in 2013.  The results for 2013 reflect a one-time increase in production of 1.9 Bcf in natural gas (with no corresponding increase in revenues) by using the correct conversion factor for the annual periods of 2011 and 2012.  Excluding the cumulative effect of the volumes adjustments related to 2011 and 2012, total production for 2013 would have been 106.0 Bcfe or 290.5 MMcfe per day and our combined average realized sales price would have been $9.26 per Mcfe.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. Total revenues increased $109.6 million, or 12.5%, to $984.1 million in 2013 compared to 2012. Oil revenues increased $89.4 million, NGLs revenues decreased $11.3 million, natural gas revenues increased $30.9 million and other revenues increased $0.6 million. The oil revenue increase was attributable to a 16.3% increase in sales volumes, partially offset by a $1.91 per Bbl decrease in the average realized sales price to $102.44 per Bbl. The NGLs revenue decrease was attributable to a 11.8% decrease in the average realized sales price to $35.07 per Bbl in 2013 from $39.75 per Bbl in 2012 and a slight decrease of 1.8% in sales volumes. The natural gas revenue increase was attributable to a 20.7% increase in the average realized natural gas sales price to $3.55 per Mcf from $2.94 per Mcf for 2012, with sales volumes decreasing slightly by 1.1%. Production for all commodities was positively impacted by production increases at Ship Shoal 349 and the onshore properties in West Texas.  In addition, production was positively impacted by the Newfield Properties acquired in the fourth quarter 2012, the Callon Properties acquired in the fourth quarter of 2013 and the volume adjustments described above in the Overview section.  Production was negatively impacted for all commodities from natural production declines and from production deferrals affecting various fields.  The production deferrals were attributable to third-party pipeline outages, platform maintenance, Tropical Storm Karen and various operational issues. We estimate production deferrals were 13.0 Bcfe during 2013 for all these issues.  Specifically, production at Mississippi Canyon 506 (Wrigley) continues to be deferred as a result of maintenance at Shell’s Cognac platform and related pipelines.  Also, production was deferred at our Fairway field due to well and maintenance issues and a turnaround at our Yellowhammer plant.  During 2012, we also experienced production deferrals primarily due to Hurricane Isaac and various pipeline outages, but not near the same magnitude as in 2013.

Revenues from oil and liquids as a percent of our total revenues were 80.5% for 2013 compared to 81.7% for 2012. NGLs realized sales prices as a percent of oil realized prices decreased to 34.2% for 2013 compared to 38.1% for 2012.

Lease operating expenses. Lease operating expenses, which include base lease operating expenses, insurance, workovers, maintenance on our facilities, and hurricane remediation costs net of insurance claims, increased $38.6 million to $270.8 million in 2013 compared to 2012. On a per Mcfe basis, lease operating expenses increased to $2.51 per Mcfe during 2013 compared to $2.26 per Mcfe during 2012. On a component basis, workover expense increased $25.0 million primarily as a result of rig workovers on wells at our Ship Shoal 349/359 field and our Main Pass 69 field. Base lease operating expenses increased $14.5 million primarily as a result of the acquisition of the Newfield Properties, expanded onshore operations, ad valorem tax refunds received in 2012, partially offset by increased processing fees charged to third-parties. Facilities maintenance expense increased $5.1 million primarily attributable to a shutdown for scheduled maintenance at our Yellowhammer plant. Partially offsetting these increases were decreases in insurance premiums of $4.6 million and hurricane costs net of insurance claims of $1.5 million.

Production taxes. Production taxes increased to $7.1 million during 2013 compared to $5.8 million in 2012 primarily due to onshore production and are currently not a large component of our operating costs. Most of our production is from federal waters where there are no production taxes while onshore operations are subject to production taxes.

Gathering and transportation costs. Gathering and transportation costs increased to $17.5 million in 2013 compared to $14.9 million in 2012 primarily due to escalation in third-party transportation fees.

Depreciation, depletion, amortization and accretion. DD&A, including accretion for ARO, increased to $4.18 per Mcfe for 2013 from $3.47 per Mcfe for 2012. On a nominal basis, DD&A increased to $451.5 million for 2013 from $356.2 million in 2012. DD&A on a per Mcfe basis and nominal basis increased primarily due to: increasing estimates of future development costs; moving costs to the full cost pool from the unevaluated pool; increasing our ARO estimates without a corresponding increase in proved reserves; and incurring higher than expected development costs related to proved reserves. The acquisitions of the Newfield Properties and the Callon Properties also attributed to the increase in DD&A per Mcfe.  In addition to the increase in DD&A per Mcfe, the nominal increase was affected by the increase in production volumes described above in Revenues, which include the cumulative effect of the volumes adjustments, as described above in the Overview section.

General and administrative expenses (“G&A”). G&A decreased slightly to $81.9 million for 2013 from $82.0 million for 2012 primarily due to lower litigation and settlement cost, mostly offset by increases in consulting services related to drilling operations, higher professional services, supplemental bonding fees and increased incentive compensation expense. G&A on a per Mcfe basis was $0.76 per Mcfe for 2013 compared to $0.80 per Mcfe for 2012. See Financial Statements – Note 11 – Share-Based and Cash-Based Incentive Compensation under Part II, Item 8 of this Form 10-K for additional information.

Derivative loss. For 2013 and 2012, our derivative positions resulted in net losses of $8.5 million and $14.0 million, respectively, and relate to the change in the fair value of our crude oil commodity derivatives as a result of changes in crude oil prices. Although the contracts relate to production for both the current year and next year, changes in the fair value for all open contracts are recorded currently. For 2013, the net loss was comprised of a $8.6 million realized loss and a $0.1 million unrealized gain. For 2012, the net loss was comprised of a $7.7 million realized loss and a $6.3 million unrealized loss. See Financial Statements – Note 6 – Derivative Financial Instruments under Part II, Item 8 of this Form 10-K for additional information.

Interest expense. Interest expense incurred increased to $85.6 million for 2013 from $63.3 million for 2012. The aggregate principal amount of our 8.50% Senior Notes outstanding was $900.0 million during 2013 compared to $600.0 million outstanding from January to September 2012 and $900.0 million from October 2012 to December 2012 due to the issuance of an additional $300.0 million of 8.50% Senior Notes. During 2013 and 2012, $10.1 million and $13.3 million, respectively, of interest were capitalized to unevaluated oil and natural gas properties. The decrease is primarily attributable to reclassifying unevaluated properties to the full cost pool during the fourth quarter of 2012. See Financial Statements – Note 7 – Long-Term Debt under Part II, Item 8 of this Form 10-K for additional information.

Other income. For 2013, other income was $9.1 million and consisted primarily of funds received in conjunction with a payment to us for an option exercised by a counterparty. For 2012, other income was $0.2 million.

Income tax expense. Income tax expense decreased to $28.8 million for 2013 compared to $47.5 million for 2012 due to lower pre-tax income and a lower effective tax rate. Our effective tax rate for 2013 was 35.9% and differed from the federal statutory rate of 35.0% primarily as a result of state income taxes. Our effective tax rate for 2012 was 39.8% and differed from the federal statutory rate of 35% primarily as a result of the recapture of deductions for qualified domestic production activities under Section 199 of the Internal Revenue Code (“IRC”) as a function of loss carrybacks to prior years and the impact of state income taxes.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Total revenues decreased $96.6 million, or 9.9%, to $874.5 million in 2012 compared to 2011. Oil revenues decreased $13.7 million, NGLs revenues decreased $20.9 million, natural gas revenues decreased $62.8 million and other revenues increased $0.9 million. The oil revenue decrease was attributable to a 1.5% decrease in the average realized sales price to $104.35 per Bbl in 2012 from $105.92 per Bbl in 2011, with sales volumes decreasing slightly. The NGLs revenue decrease was attributable to a 28.8% decrease in the average realized sales price to $39.75 per Bbl in 2012 from $55.81 per Bbl in 2011, partially offset by an increase of 12.5% in sales volumes. The natural gas revenue decrease was attributable to a 28.6% decrease in the average realized natural gas sales price to $2.94 per Mcf from $4.12 per Mcf for 2011, with sales volumes increasing slightly. The sales volumes for all commodities were negatively impacted by Hurricane Isaac, Tropical Storm Debbie, various pipeline outages, and natural production declines, and were positively impacted by acquisitions and successful exploration and development efforts.

Revenues from oil and liquids as a percent of our total revenues were 81.7% for 2012 compared to 77.1% for 2011. NGLs realized sales prices as a percent of oil realized prices decreased to 38.1% for 2012 compared to 52.7% for 2012.

Lease operating expenses. Lease operating expenses, which include base lease operating expenses, insurance, workovers, maintenance on our facilities, and hurricane remediation costs net of insurance claims, increased $13.1 million to $232.3 million in 2012 compared to 2011. On a per Mcfe basis, lease operating expenses increased to $2.26 per Mcfe during 2012 compared to $2.16 per Mcfe during 2011. On a component basis, base lease operating expenses increased $7.4 million primarily attributable to acquisitions in 2012 and 2011. Workover cost increased $6.8 million primarily attributable to increases for our onshore operations, which had approximately four months of expenses in 2011. Insurance premiums increased $2.9 million attributable to increases effective with the June 1, 2011 renewal, which included an expansion in coverage and led to higher expenses in the first half of 2012. Hurricane remediation costs net of insurance claims increased $0.9 million. Partially offsetting these increases was a decrease of $4.9 million which was primarily attributable to work performed in 2011 on the tendon tension monitoring system and mechanical repairs at our Matterhorn platform, the pipeline repairs at our Ship Shoal 300 field to remove paraffin and inspection fees at our Main Pass 252 platforms. These projects were only partially offset by other projects in 2012.

Production taxes. Production taxes increased to $5.8 million during 2012 compared to $4.3 million in 2011 primarily due to the Spraberry field and the Fairway field operations and are currently not a large component of our operating costs. Most of our production is from federal waters where there are no production taxes while onshore operations are subject to production taxes.

Gathering and transportation costs. Gathering and transportation costs decreased to $14.9 million in 2012 from $16.9 million in 2011 due to a higher percentage of onshore volumes, where transportation fees are lower.

Depreciation, depletion, amortization and accretion. DD&A, including accretion for ARO, increased to $3.47 per Mcfe for 2012 from $3.24 per Mcfe for 2011. On a nominal basis, DD&A increased to $356.2 million for 2012 from $328.8 million in 2011. The increase in DD&A on a per Mcfe and nominal basis was due in part to costs capitalized to the full cost pool from both the unevaluated pool and from increases in our ARO estimates without a corresponding increase in proved reserves. In addition, we incurred significant development costs throughout the year that did not lead to an increase in proved reserves. Finally, most of our reserve additions for 2012 occurred late in the year.

General and administrative expenses. G&A increased to $82.0 million for 2012 from $74.3 million for 2011. Included in 2012 is $13.9 million that relates to the settlement of environmental claims made by certain landowners in Cameron Parish, Louisiana, the settlement with the Department of Justice of an environmental enforcement claim and associated legal costs. These costs exceeded similar amounts incurred in 2011 by $9.5 million. In addition, the overhead that we bill out to our joint interest parties was higher in the 2012 period by $1.9 million primarily due to a full year of operations at our Fairway Properties and increased drilling activities. The 2011 period included higher payments for transition services associated with the acquisitions completed in that year. On a per Mcfe basis, G&A was $0.80 per Mcfe for 2012, compared to $0.73 per Mcfe for 2011. See Financial Statements – Note 11 – Share-Based and Cash-Based Incentive Compensation under Part II, Item 8 of this Form 10-K for additional information.

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

Interest expense. Interest expense incurred increased to $63.3 million for 2012 from $52.4 million for 2011 with the increase primarily attributable to the issuance of Senior Notes. The average amount of our Senior Notes outstanding increased due to our June 2011 issuance of $600.0 million of our 8.50% Senior Notes and repurchase of $450.0 million of our 8.25% Senior Notes. In addition, we issued an additional $300.0 million of 8.50% Senior Notes in October 2012. During 2012 and 2011, interest of $13.3 million and $9.9 million, respectively, were capitalized to unevaluated oil and natural gas properties. The increase is primarily attributable to the acquisition of the Opal Properties in 2011. See Financial Statements – Note 7 – Long-Term Debt under Part II, Item 8 of this Form 10-K for additional information.

Loss on extinguishment of debt. In 2012, no loss on extinguishment of debt was incurred. For 2011, loss on extinguishment of debt was $22.7 million and is primarily comprised of repurchase premiums, deferred financing costs and other costs totaling $22.0 million related to the repurchase of $450.0 million in aggregate principal amount of our 8.25% Senior Notes due 2014. See Financial Statements – Note 7 – Long-Term Debt under Part II, Item 8 of this Form 10-K for additional information.

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

Cash flow and working capital. Net cash provided by operating activities for 2013 was $561.4 million, compared to $385.1 million for 2012. The change was primarily due to higher revenues associated with increased production volumes for oil, increased realized prices for natural gas, receipt of income tax refunds, lower income tax payments and collections on joint interest receivables, partially offset by higher lease operating expense and interest expense. Our combined average realized sales price per Mcfe during 2013 was 7.2% higher than in 2012 due to oil increasing from 35% to 39% of our combined production and higher natural gas prices. Our combined production of oil, NGLs and natural gas on a Mcfe basis during 2013 increased 5.0% from 2012.

Net cash used in investing activities during 2013 and 2012 was $614.8 million and $657.4 million, respectively, which represents our investments in both offshore and onshore oil and gas properties. The decrease between years is due to acquisitions, where we paid $82.4 million in 2013 for the Callon Properties and $205.6 million in 2012 for the Newfield Properties.  The decrease is also due to decreases in onshore drilling activity, partially offset by increases in offshore drilling activity.

Net cash provided by financing activities was $57.0 million during 2013. The net cash provided during 2013 was primarily attributable to net borrowings on our revolving bank credit facility of $120.0 million, which was partially offset by dividend payments of $58.8 million and debt issuance costs of $3.9 million. Net cash provided by financing activities was $280.0 million during 2012. Funds were provided through the issuance of an additional $300.0 million of 8.50% Senior Notes at a premium of 106% to par, which after netting debt issuance costs, provided $312.0 million of proceeds. In addition, $53.0 million was provided through net borrowings on our revolving bank credit facility. Funds used were primarily attributable to the payment of dividends of $82.8 million, which includes two special dividends totaling $59.0 million. See Financial Statements – Note 7 – Long-Term Debt under Part II, Item 8 of this Form 10-K for additional information on the Senior Note transaction.

At December 31, 2013, we had a cash balance of $15.8 million and $509.6 million of undrawn capacity available under the revolving bank credit facility, which had a borrowing base of $800.0 million as of December 31, 2013.

Credit agreement and long-term debt. At December 31, 2013, $290.0 million was outstanding under our revolving bank credit facility compared to $170.0 million at December 31, 2012. At December 31, 2013 and 2012, $900.0 million principal amount of our 8.50% Senior Notes were outstanding. We believe that cash provided by operations, borrowings available under our revolving bank credit facility and other external sources of liquidity should be sufficient to fund our ongoing cash requirements.

On November 8, 2013, we entered into the Credit Agreement which provides a revolving bank credit facility of up to $1.2 billion with an initial borrowing base of $800.0 million. The initial borrowing base for the Credit Agreement was at the same level as when the Prior Credit Agreement was replaced.  Letters of credit may be issued up to $300.0 million, provided availability under the revolving bank credit facility exists. This is a secured facility that is collateralized by our oil and natural gas properties. The Credit Agreement terminates on November 8, 2018 and replaced the Prior Credit Agreement. Availability under the Credit Agreement is subject to a semi-annual borrowing base re-determination set at the discretion of our lenders, and the Company and the lenders may each request one additional re-determination per year. The amount of the borrowing base is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria. Any determination by our lenders to change our borrowing base will result in a similar change in the availability under our revolving bank credit facility. Borrowings under the Credit Agreement bear interest at the applicable London Interbank Offered Rate (“LIBOR”) plus a margin that varies from 1.75% to 2.75% depending on the level of total borrowings under the Credit Agreement, or an alternative base rate equal to the greater of (a) Prime Rate, (b) Federal Funds Rate plus 0.5%, and (c) LIBOR plus 1.0%, plus applicable margin ranging from 0.75% to 1.75%.  The unused portion of the borrowing base is subject to a commitment fee ranging from 0.375% to 0.5%.

We currently have 20 lenders within the revolving bank credit facility, with commitments ranging from $22.0 million to $62.0 million for the current borrowing base. While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, any lack of or delay in funding by members of our banking group could negatively impact our liquidity position.

The Credit Agreement contains, and the Prior Credit Agreement contained, covenants that limit, among other things, the payment of cash dividends in excess of $60.0 million per year. In December 2012, we were granted a one-time waiver which allowed for cash dividends of up to $85.0 million during 2012. The Credit Agreement contains various financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio and a maximum leverage ratio, as defined in the agreements. We were in compliance with all applicable covenants as of December 31, 2013.

During 2013, the outstanding borrowings on the revolving bank credit facility reached a high of $290.0 million, which was also the outstanding balance at December 31, 2013, primarily to fund the acquisition of the Callon Properties and our ongoing onshore operations. Letters of credit outstanding as of December 31, 2013 were $0.4 million.  As described in the Overview section, if we are required to obtain additional bonding to the BOEM, this could utilize a portion of the borrowing capacity availabile under our revolving bank credit facility.  The potential utilization cannot be quantified at this time.

On October 24, 2012, we issued an additional $300.0 million of 8.50% Senior Notes at a premium of 106% par value with an interest rate of 8.50% and maturity date of June 15, 2019, which have identical terms to the 8.50% Senior Notes issued in June 2011. The proceeds were used to pay down amounts outstanding on the revolving bank credit facility. The 8.50% Senior Notes mature on June 15, 2019 and interest is payable semi-annually in arrears on June 15 and December 15 of each year. See Financial Statements – Note 7 – Long-Term Debt under Part II, Item 8 of this Form 10-K for additional information about our Credit Agreement and long-term debt. We were in compliance with all applicable covenants related to the 8.50% Senior Notes during 2013 and 2012.

In January 2012, holders of the $600.0 million 8.50% Senior Notes issued in June 2011 exchanged their Senior Notes for registered notes with the same terms. In February 2013, holders of the $300.0 million 8.50% Senior Notes issued in October 2012 exchanged their Senior Notes for registered notes with the same terms.

Derivative Financial Instruments. From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our revolving bank credit facility. As of December 31, 2013, our outstanding derivative instruments consisted of commodity swap oil contracts relating to approximately 3.5 MMBbls of our anticipated oil production for 2014. During February 2014, we have entered into additional derivative contracts for oil related to our anticipated future production. See Financial Statements – Note 6 – Derivative Financial Instruments under Part II, Item 8 of this Form 10-K for additional information about our derivatives.

Hurricane Remediation and Insurance Claims. During the third quarter of 2008, Hurricane Ike caused substantial property damage and we continue to incur costs and submit claims to our insurance underwriters related to repairing such damage. Our Energy Package (defined as certain insurance policies related to oil and gas properties which includes named windstorm coverage) that was in effect on the occurrence date of Hurricane Ike had a retention requirement of $10.0 million per occurrence, which has been satisfied, and coverage policy limits of $150.0 million for damage due to named windstorms (excluding damage at certain facilities) and our excess liability policies (the “Excess Policies”) in effect on the occurrence date of Hurricane Ike had coverage limits of $250.0 million for, among other things, removal of wreckage if mandated by any governmental authority.

As of December 31, 2013, we have recorded in ARO an estimate of $2.0 million for additional costs to be incurred related to Hurricane Ike and we have estimated this work will be completed within 12 months. Through December 31, 2013, we have received cash from our insurance carrier related to Hurricane Ike claims totaling $148.9 million. Should future expenditures related to Hurricane Ike not be reimbursed by insurance policies, we expect that our available cash on hand, cash flow from operations and the availability under our revolving bank credit facility will be sufficient to meet these future cash needs. We have incurred removal of wreck costs related to Hurricane Ike not yet reimbursed by insurance policies, but our insurance carriers for our Excess Policies have disputed coverage terms related to removal of wreck costs, as described below.

During the fourth quarter of 2012, underwriters of our Excess Policies (Indemnity Insurance Company of North America, New York Marine & General Insurance Company, Navigators Insurance Company, XL Specialty Insurance Company and Liberty Mutual Insurance Co.) filed declaratory judgment actions in the United States District Court for the Southern District of Texas seeking a determination that such Excess Policies do not cover removal-of-wreck and debris claims arising from Hurricane Ike to the extent we have first exhausted the limits of our Energy Package policies with only removal-of-wreck and debris claims. The court consolidated the various suits filed by underwriters. We did not file any claims under such Excess Policies during 2013 but currently anticipate filing a claim under the policies in 2014.  As of December 31, 2013, we have spent $45.7 million to date of removal-of-wreck costs and expect to incur an additional $1.9 million of removal-of-wreck costs associated with platforms damaged by Hurricane Ike. In January 2013, we filed a motion for summary judgment seeking the court’s determination that such Excess Policies do not require us to exhaust the limits of our Energy Package policies with only removal-of-wreck and debris claims. On July 31, 2013, the District Court ruled in favor of the underwriters, adopting their position that the Excess Policies cover removal-of-wreck and debris claims only to the extent the limits of our Energy Package policies have been exhausted with removal-of-wreck and debris claims. We disagree with the Court’s ruling and have appealed the decision. Removal-of-wreck costs are recorded in Oil and natural gas properties and equipment on the Consolidated Balance Sheet. If we are successful in our appeal, any recoveries from claims made on these Excess Policies related to this issue will be recorded as reductions in this line item, which will reduce our DD&A rate.

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

As of December 31, 2013, approximately 88% of our PV-10 value of proved reserves attributable to our Gulf of Mexico properties is on platforms that are covered under our current insurance policies for named windstorm damage.  Since we closed on the Callon Properties near the end of named windstorm season and much of the property value is in subsea wells, we elected not to purchase named windstorm insurance on these assets at the time and expect to include these properties for named windstorm coverage during the May-June 2014 renewal period. There are certain other properties we have decided not to cover for named windstorm damage as part of our risk assessment process.

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

The premiums for the above policies including brokerage fees were $23.6 million for the May/June 2013 policy renewals compared to $32.2 million for the expiring policies. The decrease in our premiums effective with the June 1, 2013 renewal was primarily attributable to an improved insurance market, likely due to less windstorm activity, and reduction in coverage through increased retention amounts and decreased percentage coverages. We do not carry business interruption insurance.

As described in the Overview section above, the parent company, W&T Offshore, Inc., received letters from the BOEM claiming that it no longer qualifies for a waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging, and abandonment liabilities. We continue to believe that the parent company qualifies for a supplemental bonding waiver. We intend to continue to work with the BOEM staff to resolve this matter and have been granted a stay until April 15, 2014 to facilitate ongoing negotiations. If resolving this matter ultimately involves additional bonding, it will result in increased costs of conducting our offshore business and operations and could utilize a portion of the borrowing capacity available under our revolving bank credit facility.

Capital expenditures. The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil and natural gas, acquisition opportunities, and the results of our exploration and development activities. The following table presents our capital expenditures for acquisitions, exploration, development and other leasehold costs:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Acquisition - Callon Properties	$82,424	$—	$—
Acquisition - Newfield Properties	238	205,550	—
Acquisition - Opal Properties	—	—	394,377
Acquisition - Fairway Properties	—	—	42,870
Exploration (1)	198,740	137,055	77,606
Development (1)	308,327	310,205	179,705
Seismic, capitalized interest, other leasehold costs	44,649	32,053	24,468
Acquisitions and investments in oil and gas property/equipment	$634,378	$684,863	$719,026
(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Conventional shelf	$143,151	$104,401	$132,680
Deepwater	143,745	65,856	4,826
Deep shelf	61,953	11,961	5,833
Onshore	158,218	265,042	113,972
Exploration and development capital expenditures	$507,067	$447,260	$257,311

The following table sets forth our drilling activity on a gross basis.

	Completed			Non-commercial
	2013	2012	2011	2013	2012	2011
Offshore – gross wells drilled:
Conventional shelf	4	3	7	1	1	—
Deepwater	1	1	—	—	—	—
Deep shelf	—	—	1	—	—	—
Wells operated by W&T	5	3	7	n/a	n/a	n/a
Onshore:
Gross wells drilled	40	77	39	—	—	1
Wells operated by W&T	40	73	33	n/a	n/a	n/a

As of December 31, 2013, we were in the process of drilling and/or completing four onshore development wells in Texas, four onshore exploration wells in Texas and five offshore exploration wells.

See Properties –Drilling Activity under Part I, Item 2 of this Form 10-K for a breakdown of exploration and development wells and additional drilling activity information.

See Properties –Development of Proved Undeveloped Reserves under Part I, Item 2 of this Form 10-K for a discussion on activity related to proved undeveloped reserves.

In 2013, we acquired two leases from the BOEM for $0.5 million and in 2012 we acquired 11 leases from the BOEM for $2.5 million. In 2011, we did not participate in bidding for any Gulf of Mexico leases on the OCS. Due to the government mandated moratorium that began in April 2010, Gulf of Mexico lease sales conducted by the U.S. government through the BOEM were suspended until December 2011.  See the Overview section above for additional information related to a potential suspension of participation in future lease sales.

From time to time, we sell various oil and gas properties for a variety of reasons including, change of focus, perception of value and to reduce debt, among other reasons. In 2013, we sold our working interests in the Green Canyon 60 field, the Green Canyon 19 field, the West Delta area block 29 and, combined with various other transactions and adjustments, produced net cash receipts of $11.9 million and reduced ARO by $19.6 million. Also in 2013, we received $9.1 million in conjunction with a payment to us for an option exercised by a counterparty.  In 2012, we sold our 40% non-operated working interest in the South Timbalier 41 field for $30.5 million and reduced ARO by $4.0 million. In 2011, there were no property sales of significance.

Our total capital expenditure budget for 2014 currently is $450.0 million, not including any potential acquisitions.  The budget includes 42% for exploration, 52% for development and 6% for other items.  Geographically, the budget is split 68% for offshore and 32% for onshore.  Thus far in 2014, we have not closed any acquisitions, but we continue to evaluate and bid on opportunities as they arise.  We anticipate funding our 2014 capital budget, any potential acquisitions and other expenditures with cash flow from operating activities, cash on hand, borrowings under our revolving bank credit facility and by accessing the capital markets to the extent necessary.  For the portion of our capital budget related to drilling, our operating policy has been to fund these expenditures with cash flow provided by operations.  Our 2014 capital budget is subject to change as conditions warrant.  We strive to be as flexible as possible and believe this strategy holds the best promise for value creation, growth and managing the volatility inherent in our business.

Income taxes.  During 2013, we made income tax payments of $3.0 million and received $59.1 million of refunds.  The refunds were primarily attributable to tax loss carrybacks to 2010 and 2011, and refunds of 2012 estimated federal tax payments.  During 2012, we made income tax payments of $16.1 million and received refunds of $0.5 million.  As of December 31, 2013, $9.5 million of the refunds received in 2013 have been accounted for as unrecognized tax benefits.  We have $263.4 million of net operating loss carryforwards (tax basis) available to offset future taxable income in 2014 and forward.  We also have $20.5 million of alternative minimum tax credit carryforwards available to be utilized in 2014 and forward.

Dividends. In 2013, we paid $58.8 million in dividends, which included a special dividend totaling $31.8 million and regular dividends of $27.0 million. In 2012, we paid $82.8 million in dividends, which included two special dividends totaling $59.0 million and regular dividends of $23.8 million. In 2011, we paid $58.8 million in dividends, which included a special dividend of $46.9 million and regular dividends of $11.9 million. Future special dividends cannot be predicted and are subject to approval of the board of directors, which will consider the performance of the Company, its financial condition, future investment opportunities and other factors as our majority shareholder and the board of directors deems appropriate.

Capital Markets and Impact on Liquidity. During 2013, we renewed our revolving bank credit facility arrangement in 2013 as described above. During 2012 and 2011, we accessed the capital markets for our 8.50% Senior Notes. At this time, we do not have current plans to obtain additional financing in 2014, but this situation could change depending on a number of factors, such as acquisition opportunities and prices of oil and natural gas.

Asset retirement obligations. Each year (and often more frequently) we review and quite often revise our ARO estimates. Our ARO at December 31, 2013 and 2012 were $354.4 million and $384.1 million, respectively. In 2013 and 2012, we revised our estimates to account for the increased cost to comply with new and revised regulations including an increase in work scope and interpretation of work scope. See Financial Statements – Note 5 – Asset Retirement Obligations under Part II, Item 8 of this 10-K for additional information regarding our estimation of our ARO.

Contractual obligations. The following table summarizes our significant contractual obligations by maturity as of December 31, 2013. At December 31, 2013, we did not have any capital leases.

	Payments Due by Period at December 31, 2013
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in millions)
Long-term debt – principal	$1,190.0	$—	$—	$290.0	$900.0
Long-term debt – interest (1)	457.9	84.8	169.7	168.5	34.9
Drilling rigs	21.5	21.5	—	—	—
Operating leases	13.3	1.3	2.7	2.9	6.4
Asset retirement obligations	354.4	77.8	125.2	22.7	128.7
Derivatives (2)	9.3	9.3	—	—	—
Other liabilities and commitments (3)	82.3	7.4	17.7	11.5	45.7
	$2,128.7	$202.1	$315.3	$495.6	$1,115.7
(1)

Interest on long-term debt is comprised of: (a) interest on our 8.50% Senior Notes, which bear interest at a fixed rate of 8.50% and (b) interest on our revolving bank credit facility, which has a variable interest rate, estimated using the borrowings outstanding as of December 31, 2013, an annual interest rate of 2.2%, which was the interest rate as of December 31, 2013, and the commitment fee of 0.375% on the unused balance as of December 31, 2013. Interest was calculated through the stated maturity date of the related debt.

(2)

The amounts for the derivative contracts reported above are the unrealized net fair values (liabilities netted with assets) as of December 31, 2013. Actual payments at the settlement date could vary significantly from these amounts.

(3)

Other liabilities and commitments primarily consist of estimated fees for obtaining bonds related to obligations under certain purchase and sale agreements and other bond obligations.  The amounts are based on current market rates and conditions for these types of bonds and are subject to change.  Excluded are potential increases in bond requirements which have not yet been determined.  Also excluded are obligations under joint interest arrangements related to commitments that have not yet been incurred.  In these instances, we are obligated to pay, according to our interest ownership, a portion of exploration and development costs, operating costs and potentially could be offset by our interest in future revenue from these non-operated properties.  These joint interest obligations for future commitments cannot be determined due to the variability of factors involved.  See Financial Statements – Note 16 – Commitments under Part II, Item 8 of this 10-K for additional information.

Inflation and Seasonality

Inflation. For 2013, our realized prices for oil decreased 1.8%, NGLs decreased 11.8% and natural gas increased 20.7% from 2012. These are discussed in the Overview section above. Costs measured on a $/Mcfe basis increased by 4.7% in 2013 compared to 2012. The cost per Mcfe is impacted by factors other than cost changes, such as work activity including workovers, production levels and insurance reimbursements. Historically, costs for goods and services have moved directionally with the price of oil, NGLs and natural gas, as these commodities affect the demand for these goods and services. In recent years, other factors have influenced the cost of goods and services. Demand for offshore third-party contractors can be affected by hurricanes, oil spills and changes in regulations which are outside of influences from commodity price changes. Other costs, such as insurance premiums, have fluctuated with changes in hurricane activity, the oil spills and other factors besides production volumes. Also, many commodity prices, including oil, copper, steel and other types of metals, have fluctuated wildly with various world events. Some of this fluctuation is due to strong economic activity in certain parts of the world while other changes appear to be driven by political events around the world, the weak US dollar and other foreign currencies. In addition, inflation in our industry is impacted as a result of record federal deficits and expectations that large deficits will continue.

Seasonality. Generally, the demand for and price of natural gas increases during the winter months and decreases during the summer months. However, these seasonal fluctuations are somewhat reduced because during the summer, pipeline companies, utilities, local distribution companies and industrial users purchase and place into storage facilities a portion of their anticipated winter requirements of natural gas. Seasonal weather changes affect our operations. Tropical storms and hurricanes occur in the Gulf of Mexico during the summer and fall, which require us to evacuate personnel and shut in production until the storm subsides. Also, periodic storms during the winter often impede our ability to safely load, unload and transport personnel and equipment, which delays the installation of production facilities, thereby delaying production and sales of our oil and natural gas.

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

Impairment of oil and natural gas properties. Under the full cost method of accounting, we are required to periodically perform a “ceiling test,” which determines a limit on the book value of our oil and natural gas properties. Any write downs occurring as a result of the ceiling test impairment are not recoverable or reversible in future periods. We did not have a ceiling test impairment in 2013, 2012, 2011 or 2010, but we did have ceiling test impairments in 2009 as a result of the significant decline in both oil and natural gas prices. Declines in oil and natural gas prices after December 31, 2013 may require us to record additional ceiling test impairments in the future.

Oil and natural gas reserve quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of DD&A and impairment assessment of our oil and natural gas properties. We make changes to DD&A rates and impairment calculations in the same period that changes to our reserve estimates are made. Our proved reserve information as of December 31, 2013 included in this Form 10-K was estimated by our independent petroleum consultant, NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The accuracy of our reserve estimates is a function of:

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

Asset retirement obligations. We have significant obligations to plug and abandon all well bores, remove our platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. These obligations are primarily associated with plugging and abandoning wells, removing pipelines, removing and disposing of offshore platforms and site cleanup. Estimating the future restoration and removal cost is difficult and requires us to make estimates and judgments because the removal obligations may be many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations, which can substantially affect our estimates of these future costs from period to period. Pursuant to GAAP, we are required to record a separate liability for the discounted present value of our ARO, with an offsetting increase to the related oil and natural gas properties on our balance sheet.

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

Fair value measurements. We measure the fair value of our derivative financial instruments by applying the income approach and using inputs that are derived principally from observable market data. Changes in the underlying commodity prices of the derivatives impact the unrealized and realized gain or loss recognized. We do not apply hedge accounting to our derivatives; therefore, the change in fair value for all outstanding derivatives, which include derivatives that are entered into in anticipation of future production, are reflected currently in our statement of income. This can create timing differences between when the production is recognized and when the gain or loss on the derivative is recognized in the income statement.

Income taxes. We provide for income taxes in accordance with GAAP, which requires the use of the liability method of computing deferred income taxes, whereby deferred income taxes are recognized for the future tax consequences of the differences between the tax basis of assets and liabilities and the carrying amount in our financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Because our tax returns are filed after the financial statements are prepared, estimates are required in recording tax assets and liabilities. We record adjustments to reflect actual taxes paid in the period we complete our tax returns. In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.

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

Share-based compensation. In accordance with GAAP, we recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of the grant. We estimate forfeitures during the service period and make adjustments depending on actual experience. These adjustments can create timing differences on when expense is recognized.

Accounting Policies and Pronouncements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from fluctuating prices of crude oil, NGLs, natural gas and interest rates as discussed below. We have utilized derivative contracts to reduce the risk of fluctuations in commodity prices and expect to use these instruments in the future. We are currently a party to derivative contracts for oil.

Commodity price risk. Our revenues, profitability and future rate of growth substantially depend upon market prices for oil, NGLs and natural gas, which fluctuate widely. Oil, NGLs and natural gas price declines and volatility could adversely affect our revenues, net cash provided by operating activities and profitability. For example, assuming a 10% decline in our average realized oil, NGLs and natural gas sales prices in 2013 and assuming no other items had changed, our income before income taxes would have decreased by approximately 128% in 2013. If costs and expenses of operating our properties had increased by 10% in 2013, our income before income taxes would have decreased by 39% in 2013.

As of December 31, 2013, we had derivative contracts for oil with a notional quantity of 3.5 MMBbls and various termination dates in 2014. We do not designate our commodity derivative contracts as hedging instruments. While these derivative contracts are intended to reduce the effects of volatile oil prices, they may also limit future income from favorable price movements. For additional details about our derivative contracts, refer to Financial Statements – Note 6 – Derivative Financial Instruments under Part II, Item 8 of this Form 10-K.

Interest rate risk. As of December 31, 2013, we had $290.0 million outstanding on our revolving bank credit facility and during 2013 we had amounts outstanding that ranged from $137.0 million to $290.0 million. The revolving bank credit facility has a variable interest rate which is primarily impacted by the rates for the LIBOR and the margin ranges from 1.75% to 2.75% depending on the amount outstanding. In 2013, if interest rates would have been 100 basis points higher (an additional 1%); our interest expense would have been approximately $1.8 million higher. We did not have any derivative contracts related to interest rates as of December 31, 2013.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of W&T Offshore, Inc. and Subsidiaries

We have audited W&T Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). W&T Offshore, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, W&T Offshore, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W&T Offshore, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of W&T Offshore, Inc. and subsidiaries and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Houston, Texas

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of W&T Offshore, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of W&T Offshore, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W&T Offshore, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W&T Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Houston, Texas

March 7, 2014

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$15,800	$12,245
Receivables:
Oil and natural gas sales	96,752	97,733
Joint interest and other	27,984	56,439
Income tax	3,120	47,884
Total receivables	127,856	202,056
Prepaid expenses and other assets	29,946	25,822
Total current assets	173,602	240,123
Property and equipment – at cost:
Oil and natural gas properties and equipment (full cost method, of which $116,612 at December 31, 2013 and $123,503 at December 31, 2012 were excluded from amortization)	7,339,097	6,694,510
Furniture, fixtures and other	21,431	21,786
Total property and equipment	7,360,528	6,716,296
Less accumulated depreciation, depletion and amortization	5,084,704	4,655,841
Net property and equipment	2,275,824	2,060,455
Restricted deposits for asset retirement obligations	37,421	28,466
Other assets	20,455	19,943
Total assets	$2,507,302	$2,348,987
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$145,212	$123,885
Undistributed oil and natural gas proceeds	42,107	37,073
Asset retirement obligations	77,785	92,630
Accrued liabilities	28,000	21,021
Total current liabilities	293,104	274,609
Long-term debt, less current maturities	1,205,421	1,087,611
Asset retirement obligations, less current portion	276,637	291,423
Deferred income taxes	178,142	145,249
Other liabilities	13,388	8,908
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized and -0- issued at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.00001 par value; 118,330,000 shares authorized; 78,460,872 issued and 75,591,699 outstanding at December 31, 2013; 78,118,803 issued and 75,249,630 outstanding at December 31, 2012	1	1
Additional paid-in capital	403,564	396,186
Retained earnings	161,212	169,167
Treasury stock, at cost	(24,167)	(24,167)
Total shareholders’ equity	540,610	541,187
Total liabilities and shareholders’ equity	$2,507,302	$2,348,987

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues	$984,088	$874,491	$971,047
Operating costs and expenses:
Lease operating expenses	270,839	232,260	219,206
Production taxes	7,135	5,840	4,275
Gathering and transportation	17,510	14,878	16,920
Depreciation, depletion and amortization	430,611	336,177	299,015
Asset retirement obligation accretion	20,918	20,055	29,771
General and administrative expenses	81,874	82,017	74,296
Derivative (gain) loss	8,470	13,954	(1,896)
Total costs and expenses	837,357	705,181	641,587
Operating income	146,731	169,310	329,460
Interest expense:
Incurred	85,639	63,268	52,393
Capitalized	(10,058)	(13,274)	(9,877)
Loss on extinguishment of debt	128	—	22,694
Other income	9,074	215	84
Income before income tax expense	80,096	119,531	264,334
Income tax expense	28,774	47,547	91,517
Net income	$51,322	$71,984	$172,817
Basic and diluted earnings per common share	$0.68	$0.95	$2.29
Weighted average common shares outstanding	75,239	74,354	74,033

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’
	Shares	Value			Shares	Value	Equity
	(In thousands)
Balances at December 31, 2010	74,474	$1	$377,529	$68,380	2,869	$(24,167)	$421,743
Cash dividends:
Common stock regular ($0.16 per share)	—	—	—	(11,913)	—	—	(11,913)
Common stock special ($0.63 per share)	—	—	—	(46,842)	—	—	(46,842)
Share-based compensation	—	—	9,710	—	—	—	9,710
Stock issued, net of forfeitures	(13)	—	—	—	—	—	—
Shares surrendered for payroll taxes	(109)	—	(2,073)	—	—	—	(2,073)
Other	—	—	1,754	(622)	—	—	1,132
Net income	—	—	—	172,817	—	—	172,817
Balances at December 31, 2011	74,352	1	386,920	181,820	2,869	(24,167)	544,574
Cash dividends:
Common stock regular ($0.32 per share)	—	—	—	(23,798)	—	—	(23,798)
Common stock special ($0.79 per share)	—	—	—	(59,034)	—	—	(59,034)
Share-based compensation	—	—	12,398	—	—	—	12,398
Stock issued, net of forfeitures	898	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(5,329)	—	—	—	(5,329)
Other	—	—	2,197	(1,805)	—	—	392
Net income	—	—	—	71,984	—	—	71,984
Balances at December 31, 2012	75,250	1	396,186	169,167	2,869	(24,167)	541,187
Cash dividends:
Common stock regular ($0.36 per share)	—	—	—	(27,098)	—	—	(27,098)
Common stock special ($0.42 per share)	—	—	—	(31,748)	—	—	(31,748)
Share-based compensation	—	—	11,525	—	—	—	11,525
Stock issued, net of forfeitures	342	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(2,370)	—	—	—	(2,370)
Other	—	—	(1,777)	(431)	—	—	(2,208)
Net income	—	—	—	51,322	—	—	51,322
Balances at December 31, 2013	75,592	$1	$403,564	$161,212	2,869	$(24,167)	$540,610

See accompanying notes.

W&T Offshore, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net income	$51,322	$71,984	$172,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	451,529	356,232	328,786
Amortization of debt issuance costs and premium	1,645	2,575	2,010
Loss on extinguishment of debt	128	—	22,694
Share-based compensation	11,525	12,398	9,710
Derivative (gain) loss	8,470	13,954	(1,896)
Cash payments on derivative settlements (realized)	(8,589)	(7,664)	(9,873)
Deferred income taxes	30,920	88,109	61,835
Changes in operating assets and liabilities:
Oil and natural gas receivables	980	818	(18,639)
Joint interest and other receivables	28,566	(31,399)	375
Insurance proceeds	5,691	2,576	20,771
Income taxes	44,328	(58,011)	(7,124)
Prepaid expenses and other assets	(10,044)	7,440	(7,809)
Asset retirement obligations settlements	(81,543)	(112,827)	(59,958)
Accounts payable and accrued liabilities	28,132	38,026	7,881
Other	(1,702)	926	(102)
Net cash provided by operating activities	561,358	385,137	521,478
Investing activities:
Acquisition of property interest in oil and natural gas properties	(82,424)	(205,550)	(437,247)
Investment in oil and natural gas properties and equipment	(551,954)	(479,313)	(281,779)
Proceeds from sales of assets and other, net	21,008	30,453	15
Purchases of furniture, fixtures and other, net	(1,435)	(3,031)	(3,660)
Net cash used in investing activities	(614,805)	(657,441)	(722,671)
Financing activities:
Issuance of 8.50% Senior Notes	—	318,000	600,000
Repurchase of 8.25% Senior Notes	—	—	(450,000)
Borrowings of long-term debt - revolving bank credit facility	563,000	732,000	623,000
Repayments of long-term debt - revolving bank credit facility	(443,000)	(679,000)	(506,000)
Repurchase premium and debt issuance costs	(3,892)	(8,510)	(32,288)
Dividends to shareholders	(58,846)	(82,832)	(58,756)
Other	(260)	379	1,094
Net cash provided by financing activities	57,002	280,037	177,050
Increase (decrease) in cash and cash equivalents	3,555	7,733	(24,143)
Cash and cash equivalents, beginning of period	12,245	4,512	28,655
Cash and cash equivalents, end of period	$15,800	$12,245	$4,512

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Operations

W&T Offshore, Inc. and subsidiaries, referred to herein as “W&T,” “we,”, “us,” “our,” or the “Company” is an independent oil and natural gas producer focused primarily in the Gulf of Mexico and onshore Texas. The Company is active in the exploration, development and acquisition of oil and natural gas properties.  Our interest in fields, leases, structures and equipment are primarily owned by the parent company, W&T Offshore, Inc. and our wholly-own subsidiary, W&T Energy VI, LLC.

Basis of Presentation

Our consolidated financial statements include the accounts of W&T Offshore, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and amounts have been eliminated for all years presented.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation. Deferred income taxes – current asset was combined with Prepaid expenses and other assets on the Consolidated Balance Sheet, Income taxes payable was combined with Accrued liabilities on the Consolidated Balance Sheet, and changes in Other liabilities was combined with the changes in Accounts payable and accrued liabilities on the Consolidated Statement of Cash Flows.

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

Adjustment Related to Additional Volumes

In January 2014, we identified that we had been receiving an erroneous million British thermal unit (“MMBtu”) conversion factor from a third party that had the effect of understating natural gas production at our Viosca Knoll 783 field (Tahoe).  The incorrect conversion factor had been used on all natural gas production from the field since we acquired it in 2011.  The effect of using this incorrect conversion factor did not affect revenues, operating cash flows or royalty payments to the federal government but did impact reported natural gas production and the calculation of depletion expense.  We performed an analysis of the information, assessing both quantitative and qualitative factors, and determined that the impact on our net income reported for prior annual periods, as well as the impact to our earnings trend, was not material to 2011 and 2012 results, thus the adjustment was recognized in 2013.  The 2013 period reflects a one-time increase in natural gas production volumes of 1.9 billion cubic feet (“Bcf”) (with no corresponding increase in revenue) for the annual periods of 2011 and 2012, which increased depreciation, depletion, amortization and accretion (“DD&A”) by $5.0 million and decreased net income by $3.2 million.

Cash Equivalents

We consider all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

We recognize oil and natural gas revenues based on the quantities of our production sold to purchasers under short-term contracts (less than 12 months) at market prices when delivery has occurred, title has transferred and collectability is reasonably assured. We use the sales method of accounting for oil and natural gas revenues from properties with joint ownership. Under this method, we record oil and natural gas revenues based upon physical deliveries to our customers, which can be different from our net revenue ownership interest in field production. These differences create imbalances that we recognize as a liability only when the estimated remaining recoverable reserves of a property will not be sufficient to enable the under-produced party to recoup its entitled share through production. We do not record receivables for those properties in which the Company has taken less than its ownership share of production. At December 31, 2013 and 2012, $6.4 million and $6.0 million, respectively, were included in current liabilities related to natural gas imbalances.

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

The following identifies customers from whom we derived 10% or more of receipts from sales of oil, natural gas liquids (“NGLs”) and natural gas.

	Year Ended December 31,
	2013	2012	2011
Customer
Shell Trading (US) Co.	48%	35%	36%
ConocoPhillips (1)	**	16%	16%
J.P. Morgan Ventures Energy Corp.	**	**	10%
**	less than 10%
(1)	ConocoPhillips split into two separate companies during 2012 and individually were approximately 8% each.

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

Properties and Equipment

We use the full-cost method of accounting for oil and natural gas properties and equipment. Under this method, all costs associated with the acquisition, exploration, development and abandonment of oil and natural gas properties are capitalized. Acquisition costs include costs incurred to purchase, lease or otherwise acquire properties. Exploration costs include costs of drilling exploratory wells and external geological and geophysical costs, which mainly consist of seismic costs. Development costs include the cost of drilling development wells and costs of completions, platforms, facilities and pipelines. Costs associated with production, certain geological and geophysical costs and general and administrative costs are expensed in the period incurred.

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

We capitalize interest on expenditures made in connection with the exploration and development of unproved properties that are excluded from the amortization base. Interest is capitalized only for the period that exploration and development activities are in progress.  Capitalization of interest ceases when the property is moved into the amortization base.  All capitalized interest is recorded within Oil and natural gas property and equipment on the Consolidated Balance Sheet.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the full cost method of accounting, we are required to periodically perform a “ceiling test,” which determines a limit on the book value of our oil and natural gas properties. If the net capitalized cost of oil and natural gas properties (including capitalized ARO), net of related deferred income taxes, exceeds the ceiling test limit, the excess is charged to expense on a pre-tax basis and separately disclosed.  Any such write downs are not recoverable or reversible in future periods.  The ceiling test limit is comprised of: (i) the present value of estimated future net revenues from proved reserves, less estimated future development costs, discounted at 10%; (ii) plus the cost of unproved oil and natural gas properties not being amortized; (iii) plus the lower of cost or estimated fair value of unproved oil and natural gas properties included in the amortization base; and (iv) less related tax effects. Estimated future net revenues used in the ceiling test for each year are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for that year.  All prices are adjusted by field for quality, transportation fees, energy content and regional price differentials.

Declines in oil and natural gas prices after December 31, 2013 may require us to record additional ceiling-test impairments in the future. We did not have any write-downs related to ceiling-test impairments during 2013, 2012 and 2011, respectively.

Furniture, fixtures and non-oil and natural gas property and equipment are depreciated using the straight-line method based on the estimated useful lives of the respective assets, generally ranging from five to seven years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Repairs and maintenance costs are expensed in the period incurred.

Asset Retirement Obligations

Pursuant to GAAP, we are required to record a separate liability for the present value of our ARO, with an offsetting increase to the related oil and natural gas properties on our balance sheet. We have significant obligations to plug and abandon well bores, remove our platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. These obligations are primarily associated with plugging and abandoning wells, removing pipelines, removing and disposing of offshore platforms and site cleanup. Estimating the future restoration and removal cost is difficult and requires us to make estimates and judgments because the removal obligations may be many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations, which can substantially affect our estimates of these future costs from period to period. For additional information, refer to Note 5.

Oil and Natural Gas Reserve Information

Pursuant to GAAP, we use the unweighted average of first-day-of-the-month commodity prices over the preceding 12-month period when estimating quantities of proved reserves. Similarly, the prices used to calculate the standardized measure of discounted future cash flows and prices used in the ceiling test for impairment are the 12-month average commodity prices. Another provision of the guidance is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years. Refer to Note 21 for additional information about our proved reserves.

Derivative Financial Instruments

Our market risk exposure relates primarily to commodity prices and interest rates. From time to time, we use various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our credit facility. Our derivative instruments currently consist of commodity swap contracts for oil. We do not enter into derivative instruments for speculative trading purposes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with GAAP, a derivative is recorded on the balance sheet as an asset or a liability at its fair value. Changes in a derivative’s fair value are required to be recognized currently in earnings unless specific hedge accounting and documentation criteria are met at the time the derivative contract is entered into. We have elected not to designate our commodity derivatives as hedging instruments, therefore all changes in fair value are recognized in earnings.

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

Fair Value of Acquisitions

Acquisitions are recorded on the closing date of the transaction at their fair value, which was determined by applying the market and income approaches using Level 3 inputs. The Level 3 inputs were: (i) analysis of comparable transactions obtained from various third-parties, (ii) estimates of ultimate recoveries of reserves, and (iii) estimates of discounted cash flows based on estimated reserve quantities, reserve categories, timing of production, costs to produce and develop reserves, future prices, ARO and discount rates. The estimates and assumptions were determined by management and third-parties. The fair value is based on subjective estimates and assumptions, which are inherently imprecise, and the actual realized values could vary significantly from these estimates. No goodwill was recorded for the acquisitions completed in 2013, 2012 or 2011.

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

Share-Based Compensation

In accordance with GAAP, compensation cost for share-based payments to employees and non-employee directors is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which the recipient is required to provide service in exchange for the award. The fair value for equity instruments subject to only time or to Company performance measures was determined using the closing price of the Company’s share at the date of grant. The fair value of equity instruments subject to market-based performance measurements was determined using a Monte Carlo simulation probabilistic model. We recognize share-based compensation expense on a straight line basis over the period during which the recipient is required to provide service in exchange for the award. Estimates are made for forfeitures during the vesting period, resulting in the recognition of compensation cost only for those awards that are estimated to vest and estimated forfeitures are adjusted to actual forfeitures when the equity instrument vests. See Note 11 for more information.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share

In accordance with GAAP, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share under the two-class method. For additional information, refer to Note 14.

Other Income

For 2013, the amount reported consisted primarily of $9.2 million received in conjunction with a payment for an option exercised by a counterparty.  Partially offsetting the proceeds were related third-party expenses of $0.1 million.  The net amount was included in net cash flows from investing activities within the line, Proceeds from sales of assets and other, net in the consolidated statement of cash flows.

Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which requires an entity that is joint and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Required disclosures include a description of the nature of the arrangement, how the liability arose, the relationship with co-obligors and the terms and conditions of the arrangement. The effective date for the amendment is for annual periods beginning after December 15, 2013, and interim periods within those annual periods. The amendment is to be applied retrospectively to all prior periods presented. The Company does not expect its disclosures to be affected by ASU 2013-04.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740); Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Task Force, which provided guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The amendment is effective for annual periods and interim periods beginning after December 15, 2013. Early adoption is permitted and the amendment is to be applied prospectively. The Company does not expect its balance sheet presentation or its disclosures to be affected by ASU 2013-11.

2. Acquisitions and Divestitures

2013 Acquisition

On October 17, 2013, W&T Offshore, Inc. entered into a purchase and sale agreement to acquire certain oil and natural gas property interests from Callon Petroleum Operating Company (“Callon”). Pursuant to the purchase and sale agreement, transfers of certain properties that had no preferential rights were consummated on November 5, 2013 and transfers of certain properties subject to preferential rights, of which third-parties declined to exercise their preferential rights, were consummated on December 4, 2013.  The properties acquired from Callon (the “Callon Properties”) consist of a 15% working interest in the Medusa field (deepwater Mississippi Canyon blocks 582 and 583), interest in associated production facilities and various interests in other non-operated fields. All of the Callon Properties are located in the Gulf of Mexico. The effective date of the transaction was July 1, 2013. The transaction included customary adjustments for the effective date, certain closing adjustments and we assumed the related ARO. The consideration and the purchase price allocation, as set forth in the table below, are subject to further post-closing adjustments which we expect to be finalized during 2014. The acquisition was funded from borrowings under our revolving bank credit facility and cash on hand.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the preliminary purchase price allocation, including estimated adjustments, for the acquisition of the Callon Properties (in thousands):

Cash consideration:
Evaluated properties including equipment	$73,176
Unevaluated properties	9,248
Sub-total – cash consideration	82,424
Non-cash consideration:
Asset retirement obligation - current	90
Asset retirement obligation - non-current	4,143
Sub-total – non-cash consideration	4,233
Total consideration	$86,657

Expenses associated with acquisition activities and transition activities related to the acquisition of the Callon Properties for the year ended December 31, 2013 were $0.4 million and are included in general and administrative expenses (“G&A”). The acquisition was recorded at fair value, which was determined using both the market and income approaches, and Level 3 inputs were used to determine fair value. See Note 1 for a description of the Level 3 inputs. No goodwill was recorded in connection with the acquisition of the Callon Properties.

2013 Acquisition — Revenues, Net Income and Pro Forma Financial Information — Unaudited

The Callon Properties were not included in our consolidated results until the respective property transfer dates, which occurred during the fourth quarter of 2013. In the fourth quarter of 2013, the Callon Properties accounted for $5.8 million of revenues, $1.3 million of direct operating expenses, $2.4 million of DD&A and $0.7 million of income taxes, resulting in $1.4 million of net income. The net income attributable to these properties does not reflect certain expenses, such as G&A and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis. In addition, the Callon Properties are not recorded in a separate entity for tax purposes; therefore, income tax was estimated using the federal statutory tax rate.

The unaudited pro forma financial information presented below was computed as if the acquisition of the Callon Properties had been completed on January 1, 2012. The financial information was derived from W&T’s audited historical consolidated financial statements, the Callon Properties’ audited historical financial statement, and the Callon Properties’ unaudited historical financial statement for the periods presented.

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

The following table presents a summary of our pro forma financial information (in thousands except earnings per share):

	(unaudited)
	Year Ended December 31,
	2013	2012
Revenue	$1,018,118	$923,050
Net income	59,073	85,378
Basic and diluted earnings per common share	0.78	1.12

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the pro forma financial information, certain information was derived from financial records and certain information was estimated. The following table presents incremental items included in the pro forma information reported above for the Callon Properties (in thousands):

	(unaudited)
	Year Ended December 31,
	2013	2012
Revenues (a)	$34,030	$48,559
Direct operating expenses (a)	6,405	8,525
DD&A (b)	14,856	17,492
G&A (c)	(361)	—
Interest expense (d)	1,374	1,648
Capitalized interest (e)	(168)	288
Income tax expense (f)	4,173	7,212

The sources of information and significant assumptions are described below:

(a)	Revenues and direct operating expenses for the Callon Properties were derived from the historical financial records of Callon.
(b)

DD&A was estimated using the full-cost method and determined as the incremental DD&A expense due to adding the Callon Properties’ costs, reserves and production into our currently existing full cost pool in order to compute such amounts. The purchase price allocated to unevaluated properties for oil and natural gas interests was excluded from the DD&A expense estimation. ARO was estimated by W&T management.

(c)	G&A adjustments related to incremental transaction expenses, which were assumed to be funded from cash on hand, and were adjusted from the 2013 results.
(d)

The acquisition was assumed to be funded entirely with borrowed funds. Interest expense was computed using assumed borrowings of $82.4 million, which equates to the cash component of the transaction, and an interest rate of 2.0%, which equates to the rates applied to incremental borrowings on the revolving bank credit facility.

(e)

The change to capitalized interest was computed for the addition to the pool of unevaluated properties and the capitalization interest rate was adjusted for the assumed borrowings. Positive amounts represent increases to net expenses. The negative amount represents a decrease to net expenses.

(f)	Income tax expense was computed using the 35% federal statutory rate.

The pro forma adjustments do not include adjustments related to any other acquisitions or divestitures.

2013 Divestitures

On July 11, 2013, we sold our non-operated working interest in two offshore fields located in the Gulf of Mexico; the Green Canyon 60 field and the Green Canyon 19 field. The effective date was October 1, 2011 and we retained the deep rights in both fields. Due to the length of time from the effective date, we paid $4.3 million to sell the properties as revenues exceeded operating expenses and the purchase price for the period between the effective date and the close date. In connection with the sale, we reversed $15.6 million of our ARO.

On September 26, 2013, we sold our working interests in the West Delta area block 29 with an effective date of January 1, 2013. The property is located in the Gulf of Mexico. Including adjustments for the effective date, the net proceeds were $16.5 million. The transaction was structured as a like-kind exchange under the Internal Revenue Service Code (“IRC”) Section 1031 and other applicable regulations, with funds held by a qualified intermediary until replacement purchases are made. Replacement purchases were made in 2013, which were within the replacement periods as defined under the IRC. In connection with this sale, we reversed $3.9 million of ARO.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012 Acquisitions

On October 5, 2012, we acquired from Newfield Exploration Company and its subsidiary, Newfield Exploration Gulf Coast LLC (together, “Newfield”) certain oil and gas leasehold interests in the Gulf of Mexico (the “Newfield Properties”). The Newfield Properties consist of leases covering 78 offshore blocks on approximately 416,000 gross acres (268,000 net acres). The effective date was July 1, 2012. The transaction included customary adjustments for the effective date, certain closing adjustments and we assumed the related ARO. The consideration and the purchase price allocation are set forth in the table below. The purchase price was finalized during 2013 and no further adjustments are expected. A net purchase price increase of $0.2 million was recorded during the year ended December 31, 2013. The acquisition was initially funded from borrowings under our revolving bank credit facility and cash on hand. Subsequently in the same month, the amounts borrowed under our revolving bank credit facility were paid down with funds provided from the issuance of long-term debt in October 2012. See Note 7 for information on long-term debt.

The following table presents the purchase price allocation, including adjustments, for the acquisition of the Newfield Properties (in thousands):

Cash consideration:
Evaluated properties including equipment	$192,723
Unevaluated properties	13,065
Sub-total – cash consideration	205,788
Non-cash consideration:
Asset retirement obligation - current	7,250
Asset retirement obligation - non-current	24,414
Sub-total – non-cash consideration	31,664
Total consideration	$237,452

Expenses associated with acquisition activities and transition activities related to the acquisition of the Newfield Properties for the year ended December 31, 2012 were $0.6 million and are included in G&A. The acquisition was recorded at fair value, which was determined using both the market and income approaches, and Level 3 inputs were used to determine fair value. See Note 1 for a description of the Level 3 inputs. No goodwill was recorded for the Newfield Properties.

2012 Acquisitions — Revenue, Net Income and Pro Forma Financial Information — Unaudited

The Newfield Properties were not included in our consolidated results until the closing date of October 5, 2012. For the period of October 5, 2012 to December 31, 2012, the Newfield Properties accounted for $29.6 million of revenue, $5.4 million of direct operating expenses, $11.9 million of DD&A and $4.3 million of income taxes, resulting in $8.0 million of net income. The net income attributable to these properties does not reflect certain expenses, such as G&A expense and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis. In addition, the Newfield Properties are not recorded in a separate entity for tax purposes; therefore, income tax was estimated using the federal statutory tax rate.

Consistent with the computation of pro forma financial information presented in Item 8, Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for the year end December 31, 2012, the unaudited pro forma financial information was computed as if the acquisition of the Newfield Properties had been completed on January 1, 2011. The financial information was derived from W&T’s audited historical consolidated financial statements, the Newfield Properties’ audited historical financial statement for 2011 and the Newfield Properties’ unaudited historical financial statements for the 2012 interim period.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of our pro forma financial information (in thousands except earnings per share):

	(unaudited)
	Year Ended December 31,
	2012	2011
Revenue	$980,196	$1,187,808
Net income	77,036	220,835
Basic and diluted earnings per common share	1.01	2.92

For the pro forma financial information, certain information was derived from financial records and certain information was estimated. The following table presents incremental items included in the pro forma information reported above for the Newfield Properties (in thousands):

	(unaudited)
	Year Ended December 31,
	2012	2011
Revenues (a)	$105,705	$216,761
Direct operating expenses (a)	33,186	24,563
Insurance costs (b)	475	633
DD&A (c)	53,408	102,713
G&A (d)	(553)	—
Interest expense (e)	12,060	15,846
Capitalized interest (f)	(643)	(868)
Income tax expense (g)	2,720	25,856

The sources of information and significant assumptions are described below:

(a)	Revenues and direct operating expenses for the Newfield Properties were derived from the historical financial records of Newfield.
(b)

Incremental costs for insurance were estimated from the incremental costs to add the Newfield Properties to W&T’s insurance programs. The direct operating costs for the Newfield Properties described above excluded insurance costs.

(c)

DD&A was estimated using the full-cost method and determined as the incremental DD&A expense due to adding the Newfield Properties’ costs, reserves and production into our currently existing full cost pool in order to compute such amounts. The purchase price allocated to unevaluated properties for oil and natural gas interests was excluded from the DD&A expense estimation. ARO was estimated by W&T management.

(d)	G&A adjustments related to incremental transaction expenses, which were assumed to be funded from cash on hand, and were adjusted from 2012 results.
(e)

The acquisition was assumed to be funded entirely with borrowed funds. Interest expense was computed using assumed borrowings of $205.7 million, which equates to the cash component of the transaction, and an interest rate of 7.7%, which equates to the effective yield on net proceeds for the additional senior notes issued shortly after the acquisition closed.

(f)

Incremental capitalized interest was computed for the addition to the pool of unevaluated properties and the capitalization interest rate was adjusted for the assumed borrowings. The negative amount represents a decrease to net expenses.

(g)	Income tax expense was computed using the 35% federal statutory rate.

The pro forma adjustments do not included adjustments related to any other acquisitions or divestitures.

2012 Divestiture

On May 15, 2012, we sold our 40%, non-operated working interest in the South Timbalier 41 field located in the Gulf of Mexico for $30.5 million, net, with an effective date of April 1, 2012. The transaction was structured as a like-kind exchange under the IRC Section 1031 and other applicable regulations, with funds held by a qualified intermediary until replacement purchases could be executed. Replacement purchases were consummated during 2012, which were within the replacement periods as defined under the IRC. In connection with this sale, we reversed $4.0 million of ARO.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011 Acquisitions

On May 11, 2011, we acquired from Opal Resources LLC and Opal Resources Operating Company LLC (collectively, “Opal”) certain oil and gas leasehold interests (the “Opal Properties”). The properties consisted of approximately 24,500 gross acres (21,900 net acres) of oil and gas leasehold interests in the West Texas Permian Basin. The effective date was January 1, 2011. The transaction included customary adjustments for the effective date, certain closing adjustments, and we assumed the related ARO along with a certain long-term liability. The consideration and the purchase price allocation are set forth in the table below. The acquisition was funded from cash on hand and borrowings under our revolving bank credit facility.

The following table presents the purchase price allocation, including adjustments, for the acquisition of the Opal Properties (in thousands):

Cash consideration:
Evaluated properties including equipment	$313,165
Unevaluated properties	81,212
Sub-total – cash consideration	394,377
Non-cash consideration:
Asset retirement obligation - non-current	382
Long-term liability	2,143
Sub-total – non-cash consideration	2,525
Total consideration	$396,902

On August 10, 2011, we acquired from Shell Offshore Inc. (“Shell”) certain oil and gas leasehold and property interests (the “Fairway Properties”). The properties consisted of Shell’s 64.3% interest in the Fairway field along with a like interest in the associated Yellowhammer gas treatment plant. The effective date was September 1, 2010. The transaction included customary adjustments for the effective date, certain closing adjustments and we assumed the related ARO. The consideration and the purchase price allocation are set forth in the table below. The acquisition was funded from borrowings under our revolving bank credit facility.

The following table presents the purchase price allocation, including adjustments, for the acquisition of the Fairway Properties (in thousands):

Cash consideration:
Evaluated properties including equipment	$42,870
Non-cash consideration:
Asset retirement obligation - non-current	7,812
Total consideration	$50,682

Expenses associated with acquisition activities and transition activities related to the Opal Properties and Fairway Properties for the year 2011 were $1.6 million and are included in G&A. The acquisitions were recorded at fair value, which was determined using both the market and income approaches, and Level 3 inputs were used to determine fair value. See Note 1 for a description of the Level 3 inputs.

2011 Acquisitions — Revenue, Net Income and Pro Forma Financial Information — Unaudited

The Opal Properties and the Fairway Properties were not included in our consolidated results until their respective close dates. For the period of May 11, 2011 to December 31, 2011 for the Opal Properties and the period of August 10, 2011 to December 31, 2011 for the Fairway Properties, these two acquisitions accounted for $64.0 million of revenue, $25.5 million of direct operating expenses, $20.5 million of DD&A and $6.3 million of income taxes, resulting in $11.7 million of net income. The net income attributable to these properties does not reflect certain expenses, such as G&A and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis. In addition, the Opal Properties and the Fairway Properties were not recorded in a separate entity for tax purposes; therefore, income tax was estimated using the federal statutory tax rate.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consistent with the computation of pro forma financial information presented in Item 8, Financial Statements and Supplementary Data, in the Annual Report on Form 10-K for the year end December 31, 2011, the unaudited pro forma financial information was computed as if the acquisition of the Opal Properties and the Fairway Properties had been completed on January 1, 2010. The historical financial information is derived from W&T’s audited historical consolidated financial statements, the Opal Properties’ audited historical financial statement for 2010, the Fairway Properties’ unaudited historical statement for 2010 and the unaudited historical statements of the sellers for the 2011 interim period.

The pro forma adjustments were based on estimates by management and information believed to be directly related to the purchase of the Opal Properties and the Fairway Properties. The pro forma financial information is not necessarily indicative of the results of operations had the respective purchases occurred on January 1, 2010. If the transactions had been in effect for the periods indicated, the results may have been substantially different. For example, we may have operated the assets differently than the sellers. Realized sales prices for oil, NGLs and natural gas may have been different and costs of operating the properties may have been different. The following table presents a summary of our pro forma financial information (in thousands except earnings per share):

(unaudited) Year Ended December 31, 2011
Revenue	$1,023,430
Net income	180,779
Basic and diluted earnings per common share	2.39

For the pro forma financial information, certain information was derived from financial records and certain information was estimated. The following table presents incremental items included in the pro forma information reported above for the Opal Properties and the Fairway Properties (in thousands):

(unaudited) Year Ended December 31, 2011
Revenues (a)	$52,383
Direct operating expenses (a)	16,368
DD&A (b)	21,836
G&A (c)	(1,596)
Interest expense (d)	4,612
Capitalized interest (e)	(1,086)
Income tax expense (f)	4,287

The sources of information and significant assumptions are described below:

(a)	Revenues and direct operating expenses for the Opal Properties and the Fairway Properties were derived from the historical records of the sellers up to the respective closing dates.
(b)

DD&A was estimated using the full-cost method and determined as the incremental DD&A expense due to adding the Opal Properties and Fairway Properties’ costs, reserves and production into our currently existing full cost pool in order to compute such amounts. The purchase price allocated to unevaluated properties for oil and natural gas interests was excluded from the DD&A expense estimation. ARO were estimated by W&T management.

(c)	G&A adjustments related to incremental transaction expenses, which were assumed to be funded from cash on hand, and were adjusted from the 2011 results.
(d)

The acquisitions were assumed to be funded entirely with borrowed funds and that borrow capacity would have been available on the revolving bank credit facility due to the increase in reserves. Interest expense was computed using assumed borrowings of $437.2 million, which equates to the cash component of the transactions, and an interest rate ranging from 2.6% to 3.0%, which equates to the rates applied to incremental borrowings on the revolving bank credit facility.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma adjustments do not included adjustments related to any other acquisitions or divestitures.

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

For 2013, 2012 and 2011, we have received insurance proceeds of $6.7 million, $2.9 million and $20.9 million, respectively.  These amounts are included within Net cash provided by operating activities in the Consolidated Statement of Cash Flows and are primarily recorded as reductions in Oil and natural gas properties and equipment on the Consolidated Balance Sheet, with minor amounts recorded as reductions in Lease operating expense in the Consolidated Statement of Income.  From the third quarter of 2008 through December 31, 2013, we have received $148.9 million cumulative from our insurance underwriters related to Hurricane Ike. See Note 5 for additional information about the impact of hurricane related items on our ARO. See Note 18 for information regarding legal actions taken by certain insurers and the Company.

4. Restricted Deposits

Restricted deposits as of December 31, 2013 and 2012 consisted of funds escrowed for the future plugging and abandonment of certain oil and natural gas properties.

Pursuant to the Purchase and Sale Agreement with Total E&P USA Inc. (“Total E&P”), security for future plugging and abandonment of certain oil and natural gas properties is required either through bonds or payments to an escrow account or a combination. Monthly payments are made to an escrow account and these funds are returned once verification is made as to fulfilling the security amount requirements. We were in compliance with the security requirements as of December 31, 2013. See Note 16 for potential future security requirements.

5. Asset Retirement Obligations

Pursuant to GAAP, an asset retirement obligation associated with the retirement of a tangible long-lived asset is required to be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The fair value of the ARO is measured using expected cash outflows associated with the ARO, discounted at our credit-adjusted risk-free rate when the liability is initially recorded. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

The following is a reconciliation of our ARO liability (in thousands):

	2013	2012
Asset retirement obligations, beginning of period	$384,053	$393,880
Liabilities settled	(81,543)	(112,827)
Accretion of discount	20,918	20,055
Disposition of properties	(19,564)	(3,993)
Liabilities assumed through acquisition	4,233	31,664
Liabilities incurred	1,745	1,815
Revisions of estimated liabilities due to Hurricane Ike	6,801	(20,616)
Revisions of estimated liabilities—all other	37,779	74,075
Asset retirement obligations, end of period	354,422	384,053
Less current portion	77,785	92,630
Long-term	$276,637	$291,423

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each year (or more often if conditions warrant) we review and, to the extent necessary, revise our ARO estimates. During 2013, we reduced our ARO by $81.5 million for the plug and abandonment work performed during the year (including reductions of $11.6 million to plug and abandon wells and facilities damaged by Hurricane Ike). The acquisition of the Callon Properties caused an increase of $4.2 million. Revisions related to Hurricane Ike were a net increase of $6.8 million and other revisions increased ARO by $37.8 million.  These were attributable to: a) regulation interpretations issued by the Bureau of Safety and Environmental Enforcement (“BSEE”), which increased the amount of work involved, b) revisions to third-party contractor estimate prices for certain work on wells and structures, c) revisions accelerating the timing of planned work for certain wells and d) revisions for certain wells that are taking longer to complete the plugging and abandonment work than previously estimated due to operational issues. In addition, increases in estimates were made for certain non-operated properties.

During 2012, we reduced our ARO by $112.8 million for the plug and abandonment work performed during the year (including reductions of $29.6 million to plug and abandon wells and facilities damaged by Hurricane Ike). The acquisition of the Newfield Properties caused an increase of $31.7 million. Revisions made related to Hurricane Ike were a net decrease of $20.6 million, which was primarily attributable to the designation of a reef in place at one of the hurricane damaged platforms. Other revisions increased ARO by $74.1 million and were attributable to: a) regulation interpretations issued by the BSEE, which increased the amount of work involved, b) revisions to third-party contractor estimate prices for certain work on wells and structures, c) revisions accelerating the timing of planned work for certain wells and d) revisions for certain wells that are taking longer to complete the plugging and abandoning work than previously estimated due to operational issues. In addition, increases in estimates were made for certain non-operated properties.

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

For information about fair value measurements, refer to Note 8.

Commodity Derivatives

We have entered into commodity swap contracts to manage a portion of our exposure to commodity price risk from sales of oil through December 2014. While these contracts are intended to reduce the effects of price volatility, they may also limit future income from favorable price movements. During the years ended December 31, 2013, 2012 and 2011, our derivative contracts consisted entirely of crude oil swap contracts. The crude oil swap contracts are comprised of a portion based on Brent crude oil prices, a portion based on West Texas Intermediate (“WTI”) crude oil prices and a portion based on Light Louisiana Sweet (“LLS”) crude oil prices. The Brent based swap contracts are priced off the Brent crude oil price quoted on the IntercontinentalExchange, known as ICE. The WTI based swap contracts are priced off the New York Mercantile Exchange, known as NYMEX. The LLS based swap contracts are priced from data provided by Argus, an independent media organization. Although our Gulf of Mexico crude oil is based off the WTI crude oil price plus a premium, the realized prices received for our Gulf of Mexico crude oil, up until October 2013, have been closer to the Brent crude oil price because of competition with foreign supplied crude oil, which is based off the Brent crude oil price. Therefore, a portion of the swap oil contracts are priced off the Brent crude oil price to mitigate a portion of the price risk associated with our Gulf of Mexico crude oil production.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013, our open commodity derivative contracts were as follows:

		Swaps – Oil
		Priced off Brent (ICE)		Priced off WTI (NYMEX)		Priced off LLS (ARGUS)
Termination Period		Notional Quantity (Bbls)	Weighted Average Contract Price	Notional Quantity (Bbls)	Weighted Average Contract Price	Notional Quantity (Bbls)	Weighted Average Contract Price
2014:	1st Qtr	180,000	$97.38	762,000	$97.39	180,000	$98.20
	2nd Qtr	172,900	97.38	455,000	97.17	364,000	97.88
	3rd Qtr	165,600	97.38	155,000	97.00	552,000	97.65
	4th Qtr	156,400	97.37	—	—	368,000	97.88
		674,900	$97.38	1,372,000	$97.27	1,464,000	$97.83

The following balance sheet line items included amounts related to the estimated fair value of our open derivative contracts as indicated in the following table (in thousands):

	December 31,
	2013	2012
Prepaid and other assets	$141	$—
Accrued liabilities	9,423	6,355
Other liabilities (noncurrent)	—	3,046

Changes in the fair value of our commodity derivative contracts are recognized currently in earnings and were as follows (in thousands):

	Year Ended December 31,
Derivative (gain) loss:	2013	2012	2011
Realized	$8,589	$7,665	$9,873
Unrealized	(119)	6,289	(11,769)
Total	$8,470	$13,954	$(1,896)

Offsetting Commodity Derivatives

As of December 31, 2013 and 2012, all of our derivative agreements allowed for netting of derivative gains and losses upon settlement. In general, the terms of the agreements provide for offsetting of amounts payable or receivable between us and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. If an event of default were to occur causing an acceleration of payment under our revolving bank credit facility, that event may also trigger an acceleration of settlement of our derivative instruments. If we were required to settle all of our open derivative instruments, we would be able to net payments and receipts per counterparty pursuant to the derivative agreements. Although our derivative agreements allow for netting, which would allow for recording assets and liabilities per counterparty on a net basis, we account for our derivative contracts on a gross basis per contract as either an asset or liability.

The following table provides a reconciliation of the gross assets and liabilities reflected in the balance sheet and the potential effects of master netting agreements on the fair value of open derivative contracts as of December 31, 2013 (in thousands):

	Derivative Assets	Derivative Liabilities
Gross amounts presented in the balance sheet	$141	$9,423
Amounts not offset in the balance sheet	(141)	(141)
Net amounts	$—	$9,282

There were no potential effects of master netting agreements on the fair value of open derivative contracts as of December 31, 2012 due to all open derivative contracts being valued as liabilities.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt

As of December 31, 2013 and 2012 our long-term debt was as follows (in thousands):

	December 31,
	2013	2012
8.50% Senior Notes, due June 2019	$900,000	$900,000
Debt premiums, net of amortization	15,421	17,611
Revolving bank credit facility, due Nov 2018	290,000	170,000
Total long-term debt (1)	1,205,421	1,087,611
Current maturities of long-term debt	—	—
Long-term debt, less current maturities	$1,205,421	$1,087,611
(1)	Aggregate annual maturities of long-term debt as of December 31, 2013 are as follows (in millions): 2014–$0.0; 2015–$0.0; 2016–$0.0; 2017–$0.0; thereafter–$1,190.0.

Senior Notes

On October 24, 2012, we issued $300.0 million of Senior Notes at a premium of 106% par value with an interest rate of 8.50% (7.7% effective interest rate) and maturity date of June 15, 2019, which have identical terms to the Senior Notes issued in June 2011 (collectively, the “8.50% Senior Notes”). The net proceeds after fees and expenses were approximately $312.0 million. The funds were used to repay all of our outstanding indebtedness under our revolving bank credit facility, a portion of which was incurred to partially fund our acquisition of the Newfield Properties described in Note 2, and for general corporate purposes. In February 2013, holders of the 8.50% Senior Notes issued in October 2012 exchanged their 8.50% Senior Notes for registered notes with the same terms.

On June 10, 2011, we issued $600.0 million of Senior Notes at par with an interest rate of 8.50% and maturity date of June 15, 2019. The net proceeds after fees and expenses were approximately $593.5 million. In January 2012, holders of the Senior Notes issued in June 2011 exchanged their Senior Notes for registered notes with the same terms.

During 2011, we used a portion of the net proceeds from the June 2011 issuance of the 8.50% Senior Notes to repurchase all of our 8.25% Senior Notes due 2014 (the “8.25% Senior Notes”), which had a principal amount of $450.0 million. Costs of $22.0 million related to repurchasing the 8.25% Senior Notes, which included repurchase premiums and the unamortized debt issuance costs, are included in the statement of income within the line item classification, Loss on extinguishment of debt.

Interest on the 8.50% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year and all of the 8.50% Senior Notes are subject to the same indenture. The 8.50% Senior Notes are unsecured and are fully and unconditionally guaranteed by certain of our subsidiaries. At December 31, 2013 and 2012, the outstanding balance of our 8.50% Senior Notes was $900.0 million and was classified at their carrying value as long-term debt. The estimated annual effective interest rate on the 8.50% Senior Notes is 8.4% for 2013, which includes amortization of debt issuance costs and premiums. At December 31, 2013 and 2012, the estimated fair value of the 8.50% Senior Notes was approximately $962.5 million and $963.0 million, respectively.

We and our restricted subsidiaries are subject to certain covenants under the indenture governing the 8.50% Senior Notes, which limit our and our restricted subsidiaries’ ability to, among other things, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with affiliates, pay dividends or make other distributions on capital stock or subordinated indebtedness and create unrestricted subsidiaries. We were in compliance with all applicable covenants of the indenture governing the 8.50% Senior Notes as of December 31, 2013.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Agreement

On November 8, 2013, we entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), which provides a revolving bank credit facility of up to $1.2 billion with an initial borrowing base of $800.0 million. Letters of credit may be issued up to $300.0 million, provided availability under the revolving bank credit facility exists. This is a secured facility that is collateralized by our oil and natural gas properties. The Credit Agreement terminates on November 8, 2018 and replaced the prior Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement”). Availability under the Credit Agreement is subject to a semi-annual borrowing base determination set at the discretion of our lenders, and the Company and the lenders may each request one additional determination per year. The amount of the borrowing base is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria. Any determination by our lenders to change our borrowing base will result in a similar change in the availability under our revolving bank credit facility.

The Credit Agreement contains covenants that limit, among other things, our ability to: (i) pay cash dividends in excess of $60.0 million per year; (ii) repurchase our common stock or outstanding senior notes in excess of $100.0 million in the aggregate, provided that such limitation will not apply to the repurchase of our existing senior notes in an aggregate principal amount equal to the aggregate principal amount of any new issuance of notes; (iii) sell our assets; (iv) make certain loans or investments; (v) merge or consolidate; (vi) eliminate certain hedging contracts or enter into certain hedging contacts in excess of 75% of projected oil and gas production on a monthly basis; (vii) enter into certain liens; and (viii) enter into certain other transactions, without the prior consent of the lenders. We are permitted to issue additional unsecured indebtedness above our current level of $900.0 million as long as no event of default occurs, we are in compliance with the financial covenants after giving pro forma effect to the additional unsecured indebtedness, and such additional unsecured indebtedness matures after the maturity date of the Credit Agreement and is not subject to restrictive covenants materially more onerous than those provided for in the Credit Agreement. If we issue additional unsecured indebtedness in excess of the current $900.0 million in aggregate principal amount, the borrowing base then in effect will be reduced by $0.25 for each dollar of such excess until the borrowing base is redetermined by our lenders.

Borrowings under the revolving bank credit facility bear interest at the applicable London Interbank Offered Rate (“LIBOR”) plus a margin that varies from 1.75% to 2.75% depending on the level of total borrowings under the Credit Agreement, or an alternative base rate equal to the greater of (a) Prime Rate, (b) Federal Funds Rate plus 0.5%, and (c) LIBOR plus 1.0%, plus applicable margin ranging from 0.75% to 1.75%.  The unused portion of the borrowing base is subject to a commitment fee ranging from 0.375% to 0.5%. The estimated annual effective interest rate was 3.8% for 2013 for borrowings under the Credit Agreement. The estimated annual effective interest rate includes amortization of debt issuance costs and excludes commitment fees and other costs.

The Credit Agreement contains various customary covenants, customary events of default and certain financial tests, as of the end of each quarter, including a maximum consolidated leverage ratio, as defined in the Credit Agreement, of 3.5 to 1.0, and a minimum current ratio, as defined in the Credit Agreement, of 1.0 to 1.0. The customary events of default include: (i) nonpayment of principal when due or nonpayment of interest or other amounts within three business days of when due; (ii) bankruptcy or insolvency with respect to the Company or any of its subsidiaries guaranteeing borrowings under the revolving bank credit facility; or (iii) a change of control.

As it applies to debt issuance costs, we applied accounting guidance under the FASB codification 470-50-40-21 that relates to line-of-credit arrangements.  The Credit Agreement had an initial borrowing base equal to the borrowing base under the Prior Credit Agreement.  One of the 20 banks in the syndication under the Prior Credit Agreement was replaced with a different bank under the Credit Agreement and the other 19 banks were unchanged.  Accordingly, we apportioned the unamortized debt issuance cost related to the Prior Credit Agreement and expensed the portion related to the bank whose debt was extinguished and did not participate in the Credit Agreement.  The remaining unamortized debt issuance costs related to the Prior Credit Agreement has been combined with the debt issuance costs related to the Credit Agreement and is being amortized over the term of the Credit Agreement on a straight line basis.

At December 31, 2013, we had $290.0 million in borrowings and $0.4 million in letters of credit outstanding under the revolving bank credit facility. At December 31, 2012, we had $170.0 million in borrowings and $0.6 million in letters of credit outstanding under the revolving bank credit facility. We were in compliance with all applicable covenants of the Credit Agreement as of December 31, 2013.

For information about fair value measurements, refer to Note 8.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements

Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

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

		December 31,
		2013		2012
	Hierarchy	Assets	Liabilities	Assets	Liabilities
Derivatives	Level 2	$141	$9,423	$—	$9,401
8.50% Senior Notes	Level 2	—	962,460	—	963,000
Revolving bank credit facility	Level 2	—	290,000	—	170,000

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

Derivatives are reported in the statement of financial position at fair value. The 8.50% Senior Notes are reported in the statement of financial position at their carrying value, which was $900.0 million at December 31, 2013 and 2012. The revolving bank credit facility debt is reported in the statement of financial position at its carrying value, which was $290.0 million and $170.0 million at December 31, 2013 and 2012, respectively.

For additional information about our derivative financial instruments refer to Note 6 and for additional information on our Senior Notes and revolving bank credit facility refer to Note 7.

9. Equity Structure and Transactions

As of December 31, 2013 and 2012, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.00001 per share; however, no preferred shares have been issued or were outstanding as of the respective dates.

During 2013, 2012 and 2011, we paid regular cash dividends of $0.36, $0.32 and $0.16 common share per year, respectively. In December 2013, we paid a special dividend of $0.42 per share or $31.8 million. In December 2012, we paid two special dividends totaling $0.79 per share or $59.0 million. In December 2011, we paid a special dividend of $0.63 per share or $46.9 million. On March 6, 2014, our board of directors declared a cash dividend of $0.10 per common share, payable on March 31, 2014 to shareholders of record on March 18, 2014.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Incentive Compensation Plan

In 2010, the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (the “Plan”) was approved by our shareholders and in 2013, shareholders approved two amendments to the Plan. The Plan covers the Company’s eligible employees and consultants. The Plan amended and restated the Company’s previous Long-term Incentive Compensation Plan (the “Previous Plan”). In addition to other cash and share-based compensation awards, the Plan is designed to grant awards that qualify as performance-based compensation within the meaning of section 162(m) of the IRC. The Plan grants the Compensation Committee of the Board of Directors administrative authority over all participants, and grants the President and Chief Executive Officer with authority over the administration of awards granted to participants that are not subject to section 16 of the Exchange Act (as applicable, the “Committee”).

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

Share-based Awards: Restricted Stock Units

For 2013, 2012 and 2011, performance awards under the Plan were granted in the form of restricted stock units (“RSUs”). As defined by the Plan, RSUs are rights to receive stock, cash or a combination thereof at the end of a specified vesting period, subject to certain terms and conditions as determined by the Committee. RSUs are a long-term compensation component of the Plan, which are granted to only certain employees, and are subject to adjustments at the end of the applicable performance period using a predefined scale based on the Company achieving certain predetermined performance criteria.

During 2013, RSUs granted were subject to a combination of performance criteria, which was comprised of: (i) net income before income tax expense, net interest expense, depreciation, depletion, amortization, accretion and certain other items (“Adjusted EBITDA”) for 2013; (ii) Adjusted EBITDA as a percent of total revenue (“Adjusted EBITDA Margin”) for 2013; and (iii) the Company’s total shareholder return (“TSR”) ranking against peer companies’ TSR for 2013, 2014 and January 1, 2015 to October 31, 2015. TSR is determined based upon the change in the entity’s stock price plus dividends for the applicable performance period. Adjustments range from 0% to 150% for portions subject to Adjusted EBITDA and Adjusted EBITDA Margin measurements and adjustments range from 0% to 200% for the portion subject to TSR measurement. For 2013, the Company exceeded the target for Adjusted EBITDA, was approximately at target for 2013 Adjusted EBITDA Margin and was below target for TSR ranking. Also during 2013, RSUs were granted which were not subject to performance criteria and amounted to less than 3% of total grants.

During 2012, RSUs granted were subject to a combination of performance criteria, which was comprised of: (i) earnings per share (“EPS”) for 2012; and (ii) the Company’s TSR ranking against peer companies’ TSR for 2012, 2013 and January 1, 2014 to October 31, 2014. Adjustments range from 0% to 100% for the portion subject to EPS measurement and adjustments range from 0% to 150% for the portion subject to TSR measurement. Pursuant to the Plan, discretionary authority was exercised for certain non-executive employees, which reduced the forfeitures that would have occurred through application of the pre-defined performance measurement.

During 2011, RSUs granted were subject to single performance criteria, EPS for 2011, and adjustments ranged from 0% to 100%. The Company exceeded the top-tier target; therefore, 100% were deemed eligible for vesting.

All RSUs granted to date are subject to employment-based criteria and vesting occurs in December of the third year after the grant. For example, the RSUs granted during 2011 vested in December 2013 to eligible employees.

For information concerning grants awarded, the determination of fair value for RSUs and amounts recognized in expense, see Note 11.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash-based Awards

For 2013, 2012 and 2011, cash-based awards were granted under the Plan to substantially all eligible employees. The cash-based awards, which are a short-term component of the Plan, were determined based on multiple performance measures, such as EPS, reserve and production growth, cost containment and individual performance measures. With respect to the 2013 cash-based awards, most of the performance criteria targets were achieved and were combined with estimates of personal performance measurements to record potential payments. With respect to the 2012 cash-based awards, some of the performance criteria targets were achieved and were combined with the individual’s performance to determine the cash-based award. In addition, pursuant to the Plan, discretionary authority was exercised for certain non-executive employees, which increased cash-based award amounts in 2012. With respect to the 2011 cash-based awards, most of the performance criteria targets were achieved and were combined with the individual’s performance to determine the cash-based award. Eligible employees are paid their cash-based awards within 75 days following year end.

For information concerning amounts recognized in expense, see Note 11.

11. Share-Based and Cash-Based Incentive Compensation

As allowed by the Plan, in 2013, 2012 and 2011, the Company granted RSUs to certain of its employees. In 2013, 2012 and 2011, restricted stock was granted to the Company’s non-employee directors under the Directors Compensation Plan. In addition to share-based compensation, the Company granted cash-based incentive awards to substantially all eligible employees in 2013, 2012 and 2011.

On May 7, 2013, after receiving shareholder approval, 4,000,000 shares of common stock were added to the amount available for issuance under the Plan. As of December 31, 2013, there were 5,078,983 shares of common stock available for issuance in satisfaction of awards under the Plan and 519,379 shares of common stock available for issuance in satisfaction of awards under the Directors Compensation Plan. The shares available for both plans are reduced when restricted stock is granted. RSUs reduce the shares available in the Plan only when RSUs are settled in shares of common stock. Although the Company has the option to settle RSUs in stock or cash at vesting, only common stock has been used to settle vested RSUs to date.

Restricted Stock

Under the Company’s share-based payment plans, restricted shares were issued in 2013, 2012 and 2011 and were primarily issued to the Company’s non-employee directors. As of December 31, 2013, all of the unvested restricted shares outstanding were held by non-employee directors. Restricted shares are subject to forfeiture until vested and cannot be sold, transferred or otherwise disposed of during the restriction period. The holders of restricted shares generally have the same rights as a shareholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares.

A summary of activity related to restricted stock is as follows:

	2013		2012		2011
	Restricted Shares	Weighted Average Grant Date Price Per Share	Restricted Shares	Weighted Average Grant Date Price Per Share	Restricted Shares	Weighted Average Grant Date Price Per Share
Nonvested, beginning of period	43,687	$18.69	51,870	$15.81	470,392	$7.42
Granted	27,450	12.75	21,954	19.13	20,433	25.45
Vested	(27,297)	17.09	(27,475)	13.59	(404,422)	7.31
Forfeited	—	—	(2,662)	18.78	(34,533)	6.83
Nonvested, end of period	43,840	$15.96	43,687	$18.69	51,870	$15.81

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subject to the satisfaction of service conditions, the restricted shares outstanding as of December 31, 2013 are expected to vest as follows:

Shares
2014	19,445
2015	15,245
2016	9,150
Total	43,840

Restricted stock fair value at grant date and vested date: The grant date fair value of restricted stock granted during 2013, 2012 and 2011 was $0.3 million, $0.4 million and $0.5 million, respectively, based on the Company’s closing price on the date of grant. The fair value of the restricted stock that vested during 2013, 2012 and 2011 was $0.4 million, $0.5 million and $7.9 million, respectively, based on the Company’s closing price on the date of vesting.

Restricted Stock Units

During 2013, 2012 and 2011, the Company granted RSUs to certain employees, with nearly all grants being contingent upon meeting specified performance requirements. The grants are subject to adjustments at the end of the applicable performance period using a predefined scale based on the Company achieving certain predetermined performance criteria. Vesting occurs upon completion of the specified vesting period applicable to each grant. Subsequent to the determination of the performance achievement and prior to vesting, the RSUs earn dividend equivalents at the same rate as dividends paid on our common stock. RSUs are subject to forfeiture until vested and cannot be sold, transferred or disposed of during the restricted period. See Note 10 for additional information concerning RSUs.

The fair value of the RSUs granted in 2013 was determined separately for each component. For the components related to the company-specific performance measures (Adjusted EBITDA and Adjusted EBITDA Margin), the fair value was determined using the Company’s closing price on the grant date. The components related to Adjusted EBITDA and Adjusted EBITDA Margin comprised 40% and 30%, respectively, of the amount granted. For the component related to TSR ranking, the fair value was determined using a Monte Carlo simulation probabilistic model. The component related to TSR ranking totaled 30% of the amount granted, with 10% for each of the three-year performance periods. The inputs used in the model for the Company and the peer companies were: average closing stock prices during January 2013; risk-free interest rates using the LIBOR ranging from 0.27% to 0.91% over the service period; expected volatilities ranging from 30% to 63%; expected dividend yields ranging from 0.0% to 3.1%; and correlation factors ranging from a negative 84% to a positive 95%. The expected volatilities, expected dividends and correlation factors were developed using historical data. For the RSUs granted in 2013 that were not subject to performance measures, the fair value was determined using the closing price on the date of grant.

The fair value of the RSUs granted in 2012 was determined separately for the two components. For the component related to the company-specific performance measure (EPS), the fair value was determined using the Company’s closing price on the grant date. The component related to EPS comprised 70% of the amount granted. For the component related to TSR ranking, the fair value was determined by using a Monte Carlo simulation probabilistic model. The component related to TSR ranking totaled 30% of the amount granted, with 10% for each of the three-year performance periods. The inputs used in the model for the Company and the peer companies were: average closing stock prices during January 2012; risk-free interest rates using the LIBOR ranging from 0.15% to 0.72% over the service period; expected volatilities ranging from 33% to 74%; expected dividend yields ranging from 0.0% to 2.5%; and correlation factors ranging from a negative 67% to a positive 94%. The expected volatilities, expected dividends and correlation factors were developed using historical data.

The fair value of the RSUs granted in 2011 was determined using the Company’s closing price on the grant date.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity related to RSUs is as follows:

	2013		2012		2011
	RSUs	Weighted Average Fair Value Price Per RSU	RSUs	Weighted Average Fair Value Price Per RSU	RSUs	Weighted Average Fair Value Price Per RSU
Nonvested, beginning of period	969,820	$22.70	1,732,703	$14.67	1,266,617	$9.36
Granted	969,919	13.23	764,654	18.64	534,375	26.93
Vested	(468,925)	26.93	(1,198,208)	9.36	—	—
Forfeited	(139,061)	16.50	(329,329)	19.56	(68,289)	12.03
Nonvested, end of period	1,331,753	$14.96	969,820	$22.70	1,732,703	$14.67

Subject to the satisfaction of service conditions, the RSUs outstanding as of December 31, 2013 are eligible to vest in the year indicated in the table below:

RSUs
2014 – subject to service requirements	359,785
2014 – subject to service and other requirements (1)	67,877
2015 – subject to service requirements	719,971
2015 – subject to service and other requirements (1)	184,120
Total	1,331,753
(1)	In addition to service requirements, these RSUs are also subject to TSR performance requirements not yet measureable, with awards ranging from 0% to 200% of amounts granted.

RSUs fair value at grant date: During 2013, 2012 and 2011, the grant date fair value of RSUs granted was $12.8 million, $14.3 million and $14.4 million, respectively.

RSUs fair value at vested date: The fair value of the RSUs that vested during 2013 and 2012 was $7.2 million and $20.0 million, respectively, based on the Company’s closing price on the vesting date.

Share-Based Compensation

A summary of compensation expense under share-based payment arrangements and the related tax benefit is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Share-based compensation expense from:
Restricted stock	$397	$399	$2,377
Restricted stock units	11,128	11,999	7,333
Total	$11,525	$12,398	$9,710
Share-based compensation tax benefit:
Tax benefit computed at the statutory rate	$4,034	$4,339	$3,399

As of December 31, 2013, unrecognized share-based compensation expense related to our issued restricted shares and RSUs was $0.5 million and $12.1 million, respectively. Unrecognized compensation expense will be recognized through April 2016 for restricted shares and November 2015 for RSUs.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation and Cash-Based Incentive Compensation Expense

A summary of incentive compensation expense is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Share-based compensation expense included in:
Lease operating expense	$—	$—	$466
General and administrative	11,525	12,398	9,244
Total charged to operating income	11,525	12,398	9,710
Cash-based incentive compensation included in:
Lease operating expense	3,482	3,787	3,700
General and administrative	8,817	6,558	12,213
Total charged to operating income	12,299	10,345	15,913
Total incentive compensation charged to operating income	$23,824	$22,743	$25,623

12. Employee Benefit Plan

We maintain a defined contribution benefit plan in compliance with Section 401(k) of the IRC (the “401(k) Plan”), which covers those employees who meet the 401(k) Plan’s eligibility requirements. During 2013, 2012 and 2011, the Company’s matching contribution was 100% of each participant’s contribution up to a maximum of 6% for 2013 and 2012 and 5% for 2011 of the participant’s eligible compensation, subject to limitations imposed by the IRC. The 401(k) Plan provides 100% vesting in Company match contributions on a pro rata basis over five years of service (20% per year). Our expenses relating to the 401(k) Plan were $2.1 million, $2.1 million and $1.8 million for 2013, 2012 and 2011, respectively.

13. Income Taxes

Income Tax Expense

Components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current	$(2,146)	$(40,562)	$29,682
Deferred	30,920	88,109	61,835
	$28,774	$47,547	$91,517

Effective Tax Rate Reconciliation

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to our income tax expense is as follows (in thousands):

	Year Ended December 31,
	2013		2012		2011
Income tax expense at the federal statutory rate	$28,033	35.0%	$41,836	35.0%	$92,517	35.0%
Qualified domestic production activities	—	—	4,256	3.5	(1,823)	(0.7)
State income taxes	343	0.4	750	0.7	603	0.2
Other	398	0.5	705	0.6	220	0.1
	$28,774	35.9%	$47,547	39.8%	$91,517	34.6%

Our effective tax rate for the year 2013 differed from the federal statutory rate primarily as a result of state income taxes. Our effective tax rate for the year 2012 differed from the federal statutory rate primarily as a result of the recapture of deductions for qualified domestic production activities under Section 199 of the IRC as a function of loss carrybacks to prior years and the impact of state income taxes. Our effective tax rate for the year 2011 differed from the federal statutory rate primarily as a result of the utilization of the deduction attributable to qualified domestic production activities under Section 199 of the IRC.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax liabilities:
Property and equipment	$297,942	$186,599
Other	3,602	4,822
Total deferred tax liabilities	301,544	191,421
Deferred tax assets:
Minimum tax credit	20,486	22,314
Federal net operating losses	91,472	12,389
State net operating losses	5,028	5,057
Derivatives	3,270	3,312
Valuation allowance (state)	(4,490)	(4,674)
Accrued cash-based bonus	3,873	2,455
Stock-based compensation	3,703	4,256
Other	643	1,330
Total deferred tax assets	123,985	46,439
Net deferred tax liabilities	$177,559	$144,982

During 2013, we made payments primarily for federal and state income taxes of approximately $3.0 million. During 2013, we received refunds of $59.1 million, of which $9.5 million have been accounted for as unrecognized tax benefits. The refunds were primarily attributable to tax loss carrybacks to 2010 and 2011, and refunds of estimated tax payments. During 2012, we made payments primarily for federal and state income taxes of $16.1 million and we received refunds related to prior years of $0.5 million.  During 2011, we made payments primarily for federal and state income taxes of $35.7 million and we received refunds related to prior years of $0.4 million.

At December 31, 2013, we had a federal income tax receivable of $3.1 million. This amount is comprised principally of refunds related to estimated taxes paid during 2013. At December 31, 2012, we had a federal income tax receivable of $47.9 million. This amount is comprised principally of a net operating loss carryback from 2012 to 2010 of $29.1 million and a net operating loss carryback from 2012 to 2011 of $13.8 million. Additionally, federal estimated tax payments were deposited in 2012 of $5.0 million.

Net Operating Loss and Tax Credit Carryovers

The table below presents the details of our net operating loss and tax credit carryovers as of December 31, 2013 (in thousands):

	Amount	Expiration Year
Federal net operating loss	$263,388	2033
State net operating losses	95,912	2017-2028
Minimum tax credit	12,091	Indefinite
General business credit	406	2027-2028

The federal net operating loss and minimum tax credit amounts presented in the table, Deferred Tax Assets and Liabilities, reflect adjustments for unrecognized excess tax benefits and uncertain tax positions, as applicable, to the amounts presented above.

Valuation Allowance

As of December 31, 2013 and December 31, 2012, we had a valuation allowance related to Louisiana state net operating losses. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences or net operating losses are deductible. In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized. As part of our assessment, we consider future reversals of existing taxable temporary differences.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

The table below sets forth the reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits. There are no unrecognized benefits that would impact the effective tax rate if recognized. While amounts could change in the next 12 months, we do not anticipate it having a material impact on our financial statements.

Balances and changes in the uncertain tax positions are as follows (in thousands):

	December 31,
	2013	2012
Balance at beginning of period	$—	$—
Increases related to carryback positions	9,482	—
Balance at end of period	$9,482	$—

We recognize interest and penalties related to uncertain tax positions in income tax expense.  For 2013, 2012 and 2011, the amounts recognized in income tax expense were immaterial.

Years open to examination

The tax years from 2010 through 2013 remain open to examination by the tax jurisdictions to which we are subject.

14. Earnings Per Share

In accordance with GAAP, the Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities and are included in the computation of earnings per share under the two-class method.

The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income	$51,322	$71,984	$172,817
Less portion allocated to nonvested shares	303	983	3,211
Net income allocated to common shares	$51,019	$71,001	$169,606
Weighted average common shares outstanding	75,239	74,354	74,033
Basic and diluted earnings per common share	$0.68	$0.95	$2.29
Shares excluded due to being anti-dilutive	—	1,923	1,873

15. Supplemental Cash Flow Information

The following reflects our supplemental cash flow information (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest, net of interest capitalized of $10,058 in 2013, $13,274 in 2012 and $9,877 in 2011	$73,909	$46,247	$39,772
Cash paid for income taxes	3,000	16,056	35,655
Cash refunds received for income taxes	59,126	479	379
Cash paid for share-based compensation (1)	466	1,531	1,062
Cash tax benefit related to share-based compensation (2)	—	5,962	3,125
(1)

The cash paid for share-based compensation is for dividends on unvested restricted stock and for dividend equivalents paid on RSUs. No cash was received from employees or directors related to share-based compensation and no cash was used to settle any equity instruments granted under share-based compensation arrangements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)

The cash tax benefit for share-based compensation is attributable to tax deductions for vested restricted shares, vested RSUs, dividends paid on unvested restricted stock and dividend equivalents paid on RSUs. For 2013, no cash tax benefit was realized as the Company had a tax loss for that year and all carrybacks had previously been utilized.

16. Commitments

We have operating lease agreements for office space and office equipment. The lease for the majority of our office space terminates in December 2022. Minimum future lease payments due under noncancelable operating leases with terms in excess of one year as of December 31, 2013 are as follows (in millions): 2014–$1.3; 2015–$1.3; 2016-$1.3; 2017-$1.4; thereafter–$8.0.

Total rent expense was approximately $2.6 million, $1.7 million and $1.9 million during 2013, 2012 and 2011, respectively.

Pursuant to the Purchase and Sale Agreement with Total E&P, we are required to fulfill security requirements related to ARO for certain properties through bonds or making payments to an escrow account or a combination. As of December 31, 2013, we were in compliance with the security amount requirement of $55.0 million. Additional security requirements are $9.0 million in 2014, $9.0 million in 2015, $6.0 million in 2016, $6.0 million in 2017 and $18.0 million in the 2018 to 2023 time period to a total security requirement of $103.0 million by 2023.

Pursuant to the Purchase and Sale agreement with Shell related to ARO for certain properties, we have bonds that are subject to re-appraisal in the 2015. The current security requirement of $74.0 million could be increased up to $94.0 million depending on certain conditions and circumstances.

We have additional bonding requirements primarily related to properties owned by our subsidiary, W&T Energy VI, LLC, which require bonds in compliance with requirements set by the BOEM.  These bonds are required as long as W&T Energy VI, LLC owns the properties, including completion of plugging and abandonment activities.

Total fees related to bonds, inclusive of the bonds in connection with Total E&P and Shell described above, were $5.0 million, $2.9 million and $2.6 million during 2013, 2012 and 2011, respectively.  The amount of future commitments is dependent on rates charged in the market place and when asset retirements are completed.  Estimated future fees related to bonds were based on current market prices and estimates of the timing of asset retirements, of which some wells and structures are estimated to extend to 2030.  Future costs are estimated as follows (in millions):  2014–$5.5 million; 2015–$5.7 million; 2016–$5.8 million; 2017–$5.7 million; thereafter– $48.4 million.  See Note 18 for additional information in connection with bond requirements.

Pursuant to an agreement with the Helix Well Containment Group, we are required to make payments to have access to certain equipment to respond to a subsea spill should a spill occur at a property we operate. As of December 31, 2013, future payments due are $1.9 million in 2014, $1.9 million in 2015 and $1.9 million in 2016. These payments may increase or decrease depending on whether the number of companies participating in the consortium changes.

We have no drilling rig commitments with a term that exceeded one year as of December 31, 2013 and our drilling rig commitments meet the criteria of an operating lease. Future payments of all drilling rig commitments as of December 31, 2013 were $21.5 million in 2013.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Related Parties

During 2013, 2012 and 2011, there were certain transactions between us and other companies our majority shareholder either controlled or had an ownership interest in. In addition, there were transactions with a company that employs the spouse of our majority shareholder. Our majority shareholder owns a certain aircraft that the Company used and reimbursed him for such use and for his use. Airplane services were charged to us at rates that were either equal to or below rates charged by non-related, third-party companies. Airplane services transactions were approximately $1.2 million, $1.0 million and $1.1 million for the years 2013, 2012 and 2011, respectively. Our majority shareholder has ownership interests in certain wells operated by us (such ownership interests pre-date our initial public offering). Revenues are disbursed and expenses are collected in accordance with ownership interest. Proportionate insurance premiums were paid to us and proportionate collections of insurance reimbursements attributable to damage on certain wells were disbursed. W&T hired the services of a directional drilling services company, in which our majority shareholder owns a minority ownership interest and serves on its board of directors, and W&T paid $0.2 million and $0.7 million for drilling related services during 2013 and 2012, respectively. A company that provides logistics services to W&T employs the spouse of our majority shareholder. The spouse received commissions partially based on services rendered to W&T which totaled less than $0.2 million per year for 2013, 2012 and 2011. All these transactions were determined to be priced at competitive rates and were reviewed by the Audit Committee for compliance with our policies and procedures.

18. Contingencies

Notice of Suspension and Debarment

In November 2013, the parent company, W&T Offshore, Inc., received a Notice of Suspension and Proposed Debarment and a Notice of Clean Water Act Listing from the EPA. The first Notice suspends the parent company and proposes a three year debarment from participation in future federal contracts, including future federal oil and gas leases, and assistance activities and renders the parent company ineligible to receive any federal contracts or approved subcontracts or to act as an agent or representative on behalf of another in such transaction, or receive certain federal benefits. The second Notice provides a narrower prohibition on federal contracts or benefits for the parent company. The Notices stemmed from the Company’s previously disclosed plea agreement and corporate conviction on two criminal counts as described below under Federal Grand Jury Investigation. The Company has commenced discussions with the EPA Suspension and Debarment Official (the “EPA SDO”) and made filings to contest the limitations in both Notices and seek a resolution to remove the suspension in a cooperative fashion as soon as practicable. The timing and ultimate result of these efforts, however, cannot be predicted at this time.

The Company does not believe that the regulatory requirements for suspension and debarment exist. The Company has corrected the issues leading to the 2009 offenses that form the basis for suspension and debarment and has been and remains a responsible operator. Suspension is not necessary to protect the Government’s business interests. The Company believes the EPA action fails to recognize the Company’s compliance with the plea agreement referred to below to demonstrate that the conditions which gave rise to the violations have been corrected and that the Company is a responsible operator acting under a comprehensive environmental and safety compliance program.

Disqualification of waiver concerning certain supplement bonding requirements from the BOEM.

In November and December 2013, the parent company, W&T Offshore, Inc., received letters from the BOEM claiming that it no longer qualifies for a waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging, and abandonment liabilities. The letter notifies the parent company that it must provide supplemental bonding on certain of its offshore leases, rights of way and easements in the Gulf of Mexico. We believe that this action is without basis and inconsistent with regulatory requirements. We have had continuing discussions with representatives of the BOEM regarding this decision in an attempt to resolve this issue. We are also discussing potential additional supplemental bonding requirements that may be required to be met in the event that the BOEM’s decision regarding the parent company’s supplemental bonding waiver is not modified or reversed. While these discussions remain ongoing, in order to preserve our rights, in January 2014 we filed a Petition for Stay Pending Appeal and Request for Interim Relief with the U.S. Department of Interior’s Board of Land Appeals. The petition seeks a stay of any supplemental bonding requirements pending the appeal and to reverse BOEM’s revocation of W&T Offshore, Inc.’s waiver of supplemental bonding requirements. Initially, we were granted a stay until February 15, 2014 in response to our petition and recently we were granted a stay until April 15, 2014 to facilitate ongoing negotiations.  We continue to believe that W&T Offshore, Inc. qualifies for a supplemental bonding waiver. We intend to continue to work with the BOEM staff to resolve this matter. If resolving this matter ultimately involves additional bonding, it will result in increased costs of conducting our offshore business and operations and could utilize a portion of the borrowing capacity available under our revolving bank credit facility.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal Grand Jury Investigation

The United States Attorney’s Office for the Eastern District of Louisiana, along with the Criminal Investigation Division of the U.S. Environmental Protection Agency (the “EPA”) conducted a federal grand jury investigation beginning in late 2010 of environmental law violations that occurred in 2009. In December 2012, an agreement was reached that resolved these environmental compliance matters and the agreement was approved by the federal district court in January 2013. Under the agreement, the Company on January 3, 2013 (i) pled guilty to one felony count under the Clean Water Act for altering monthly produced water discharge samples for the Ewing Banks 910 platform in 2009 and one misdemeanor count under the Clean Water Act for failure to report a discharge of a small amount of oil from the same platform in November 2009, (ii) paid a $0.7 million fine and $0.3 million for community service and (iii) entered into an environmental compliance program subject to a third-party audit. Under the agreement, the Company was placed on a three-year term of probation. The probation terms require that the Company commit no further environmental law violations, comply with an Environmental Compliance Plan during the probation period and take no adverse action against personnel who cooperated in the investigation. The agreement further stipulates that the Government will not seek any further criminal charges against the Company in this matter.

Notification by ONRR of fine for non-compliance.

In December 2013 and January 2014, we were notified by the Office of Natural Resources Revenue (“ONRR”) of an underpayment of royalties on certain Federal offshore oil and gas leases that cumulatively approximated $30,000 over several years.  Based upon informal discussions with representatives of the ONRR, we believe that it is likely the ONRR will assess a statutory fine, which could be in an amount substantially in excess of the underpayment.  If such an assessment is made in an amount we deem excessive, we intend to contest the fine to the fullest extent possible.  We assessed the probability of paying a substantial fine as unlikely and have not accrued any amounts in our contingent liabilities as of December 31, 2013.  However, we cannot state with certainty that our estimate of additional exposure is accurate concerning this matter.

Cameron Parish Louisiana Claim

Since 2009, certain Cameron Parish landowners have filed suits in the 38th Judicial District Court, Cameron Parish, Louisiana against the Company and Tracy W. Krohn as well as several other defendants unrelated to us. In their lawsuits, plaintiffs alleged that property they own has been contaminated or otherwise damaged by the defendants’ oil and gas exploration and production activities and they are seeking compensatory and punitive damages. During 2013 and 2012, we settled claims with certain landowners and paid $1.3 million and $10.0 million, respectively.  There is one lawsuit pending in this matter and we assessed further claims to be unlikely and have not accrued any additional amounts in our contingent liabilities as of December 31, 2013.  However, we cannot state with certainty that our estimate of additional exposure is accurate concerning this matter.

Qui Tam Litigation

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance Claims

During the fourth quarter of 2012, underwriters of W&T’s excess liability policies (“Excess Policies”) (Indemnity Insurance Company of North America, New York Marine & General Insurance Company, Navigators Insurance Company, XL Specialty Insurance Company and Liberty Mutual Insurance Co.) filed declaratory judgment actions in the United States District Court for the Southern District of Texas seeking a determination that our Excess Policies do not cover removal-of-wreck and debris claims arising from Hurricane Ike to the extent we have first exhausted the limits of our Energy Package (defined as certain insurance policies relating to our oil and gas properties which includes named windstorm coverage) with only removal-of-wreck and debris claims. The court consolidated the various suits filed by the underwriters. We did not file any claims under such Excess Policies during 2013 but currently anticipate filing a claim under the policies in 2014.  As of December 31, 2013, we have spent $45.7 million to date of removal-of-wreck costs and expect to incur an additional $1.9 million of removal-of-wreck costs associated with platforms damaged by Hurricane Ike. In January 2013, we filed a motion for summary judgment seeking the court’s determination that such Excess Policies do not require us to exhaust the limits of our Energy Package policies with only removal-of-wreck and debris claims. In July 2013, the District Court ruled in favor of the underwriters, adopting their position that the Excess Policies cover removal-of-wreck and debris claims only to the extent the limits of our Energy Package policies have been exhausted with removal-of-wreck and debris claims. We disagree with the Court’s ruling and have appealed the decision. Removal-of-wreck costs are recorded in Oil and natural gas properties and equipment on the Consolidated Balance Sheet. If we are successful in our appeal, any recoveries from claims made on these Excess Policies will be recorded as reductions in this line item, which will reduce the our DD&A rate.

Royalties

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

Other Claims

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

Contingent Liability Recorded

We recognized expenses related to accrued and settled claims, complaints and fines of $0.5 million, $9.3 million and $1.7 million for the years 2013, 2012 and 2011, respectively. These expenses are reported within Operating costs and expenses on the statement of income and reflect the items noted above and other various claims, complaints and fines. As of December 31, 2013 and 2012, we have recorded a liability of $0.2 million and $1.3 million, respectively, which is included in Accrued liabilities on the Consolidated Balance Sheet, for the loss contingencies matters that include the events described above and other minor environmental and litigation matters which we are addressing in the normal course of business.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Selected Quarterly Financial Data—UNAUDITED

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2013 (1)
Revenues	$259,222	$235,383	$244,555	$244,928
Operating income	60,321	53,823	31,965	622
Net income (loss)	26,618	22,396	14,194	(11,886)
Basic and diluted earnings (loss) per common share (2)	0.35	0.29	0.19	(0.16)
Year Ended December 31, 2012
Revenues	$235,886	$215,513	$185,946	$237,146
Operating income	15,913	99,100	7,560	46,737
Net income	3,218	53,567	(1,471)	16,670
Basic and diluted earnings (loss) per common share (2)	0.04	0.70	(0.02)	0.21

(1)

In January 2014, we identified that we had been receiving an erroneous million British thermal unit (“MMBtu”) conversion factor from a third party that had the effect of understating natural gas production at our Viosca Knoll 783 field (Tahoe).  The incorrect conversion factor had been used on all natural gas production from the field since we acquired it in 2011.  The use of the incorrect conversion factor did not affect revenues, operating cash flows or royalty payments to the federal government but did impact reported natural gas production and the calculation of depletion expense.  We performed an analysis of the information, assessing both quantitative and qualitative factors, and determined that the impact on our net income reported for prior annual periods, as well as the impact to our earnings trend, was not material to 2011 and 2012 results, thus the adjustment was recognized in the fourth quarter of 2013.

The fourth quarter of 2013 reflects a one-time increase in natural gas production volumes of 2.6 Bcf (with no corresponding increase in revenue) by using the correct conversion factor for the annual periods of 2011 and 2012, and the first three quarters of 2013, which increased DD&A by $7.1 million and decreased net income by $4.6 million.

(2)

The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

20. Supplemental Guarantor Information

Our payment obligations under the Company’s outstanding 8.50% Senior Notes and the Credit Agreement are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries, including W&T Energy VI, LLC and W&T Energy VII, LLC (together, the “Guarantor Subsidiaries”). W&T Energy VII, LLC does not currently have any active operations or contain any assets. Guarantees of the 8.50% Senior Notes will be released under certain circumstances, including:

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

Condensed Consolidating Balance Sheet as of December 31, 2013

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$15,800	$—	$—	$15,800
Receivables:
Oil and natural gas sales	75,486	21,266	—	96,752
Joint interest and other	27,984	—	—	27,984
Income taxes	124,393	—	(121,273)	3,120
Total receivables	227,863	21,266	(121,273)	127,856
Prepaid expenses and other assets	23,674	6,272	—	29,946
Total current assets	267,337	27,538	(121,273)	173,602
Property and equipment—at cost:
Oil and natural gas properties and equipment	6,770,396	568,701	—	7,339,097
Furniture, fixtures and other	21,431	—	—	21,431
Total property and equipment	6,791,827	568,701	—	7,360,528
Less accumulated depreciation, depletion and amortization	4,784,932	299,772	—	5,084,704
Net property and equipment	2,006,895	268,929	—	2,275,824
Restricted deposits for asset retirement obligations	37,421	—	—	37,421
Other assets	574,280	427,619	(981,444)	20,455
Total assets	$2,885,933	$724,086	$(1,102,717)	$2,507,302
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$144,492	$720	$—	$145,212
Undistributed oil and natural gas proceeds	41,735	372	—	42,107
Asset retirement obligations	75,977	1,808	—	77,785
Accrued liabilities	28,000	121,273	(121,273)	28,000
Total current liabilities	290,204	124,173	(121,273)	293,104
Long-term debt, less current maturities	1,205,421	—	—	1,205,421
Asset retirement obligations, less current portion	238,270	38,367	—	276,637
Deferred income taxes	170,419	7,723	—	178,142
Other liabilities	441,009	—	(427,621)	13,388
Commitments and contingencies
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	403,564	317,776	(317,776)	403,564
Retained earnings	161,212	236,047	(236,047)	161,212
Treasury stock, at cost	(24,167)	—	—	(24,167)
Total shareholders’ equity	540,610	553,823	(553,823)	540,610
Total liabilities and shareholders’ equity	$2,885,933	$724,086	$(1,102,717)	$2,507,302

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2012

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$12,245	$—	$—	$12,245
Receivables:
Oil and natural gas sales	80,729	17,004	—	97,733
Joint interest and other	56,439	—	—	56,439
Income taxes	163,750	—	(115,866)	47,884
Total receivables	300,918	17,004	(115,866)	202,056
Prepaid expenses and other assets	25,822	—	—	25,822
Total current assets	338,985	17,004	(115,866)	240,123
Property and equipment—at cost:
Oil and natural gas properties and equipment	6,356,529	337,981	—	6,694,510
Furniture, fixtures and other	21,786	—	—	21,786
Total property and equipment	6,378,315	337,981	—	6,716,296
Less accumulated depreciation, depletion and amortization	4,461,886	193,955	—	4,655,841
Net property and equipment	1,916,429	144,026	—	2,060,455
Restricted deposits for asset retirement obligations	28,466	—	—	28,466
Other assets	442,540	407,008	(829,605)	19,943
Total assets	$2,726,420	$568,038	$(945,471)	$2,348,987
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$123,792	$93	$—	$123,885
Undistributed oil and natural gas proceeds	36,791	282	—	37,073
Asset retirement obligations	92,595	—	35	92,630
Accrued liabilities	20,755	116,132	(115,866)	21,021
Total current liabilities	273,933	116,507	(115,831)	274,609
Long-term debt	1,087,611	—	—	1,087,611
Asset retirement obligations, less current portion	262,524	28,934	(35)	291,423
Deferred income taxes	158,758	—	(13,509)	145,249
Other liabilities	402,407	—	(393,499)	8,908
Commitments and contingencies
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	396,186	231,759	(231,759)	396,186
Retained earnings	169,167	190,838	(190,838)	169,167
Treasury stock, at cost	(24,167)	—	—	(24,167)
Total shareholders’ equity	541,187	422,597	(422,597)	541,187
Total liabilities and shareholders’ equity	$2,726,420	$568,038	$(945,471)	$2,348,987

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income for the Twelve Months Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Revenues	$780,442	$203,646	$—	$984,088
Operating costs and expenses:
Lease operating expenses	252,511	18,328	—	270,839
Production taxes	7,135	—	—	7,135
Gathering and transportation	13,747	3,763	—	17,510
Depreciation, depletion and amortization	324,794	105,817	—	430,611
Asset retirement obligation accretion	18,152	2,766	—	20,918
General and administrative expenses	78,649	3,225	—	81,874
Derivative loss	8,470	—	—	8,470
Total costs and expenses	703,458	133,899	—	837,357
Operating income	76,984	69,747	—	146,731
Earnings of affiliates	45,209	—	(45,209)	—
Interest expense:
Incurred	85,531	108	—	85,639
Capitalized	(9,950)	(108)	—	(10,058)
Loss on extinguishment of debt	128	—	—	128
Other income	9,074	—	—	9,074
Income before income tax expense	55,558	69,747	(45,209)	80,096
Income tax expense	4,236	24,538	—	28,774
Net income	$51,322	$45,209	$(45,209)	$51,322

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income for the Twelve Months Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Revenues	$659,203	$215,288	$—	$874,491
Operating costs and expenses:
Lease operating expenses	209,581	22,679	—	232,260
Production taxes	5,840	—	—	5,840
Gathering and transportation	11,703	3,175	—	14,878
Depreciation, depletion and amortization	253,807	82,370	—	336,177
Asset retirement obligation accretion	17,463	2,592	—	20,055
General and administrative expenses	79,424	2,593	—	82,017
Derivative loss	13,954	—	—	13,954
Total costs and expenses	591,772	113,409	—	705,181
Operating income	67,431	101,879	—	169,310
Earnings of affiliates	66,195	—	(66,195)	—
Interest expense:
Incurred	63,268	—	—	63,268
Capitalized	(13,274)	—	—	(13,274)
Other income	215	—	—	215
Income before income tax expense	83,847	101,879	(66,195)	119,531
Income tax expense	11,863	35,684	—	47,547
Net income	$71,984	$66,195	$(66,195)	$71,984

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income for the Twelve Months Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Revenues	$697,899	$273,148	$—	$971,047
Operating costs and expenses:
Lease operating expenses	182,165	37,041	—	219,206
Production taxes	4,275	—	—	4,275
Gathering and transportation	12,676	4,244	—	16,920
Depreciation, depletion and amortization	214,740	84,275	—	299,015
Asset retirement obligation accretion	26,947	2,824	—	29,771
General and administrative expenses	71,714	2,582	—	74,296
Derivative gain	(1,896)	—	—	(1,896)
Total costs and expenses	510,621	130,966	—	641,587
Operating income	187,278	142,182	—	329,460
Earnings of affiliates	92,533	—	(92,533)	—
Interest expense:
Incurred	52,393	—	—	52,393
Capitalized	(9,877)	—	—	(9,877)
Loss on extinguishment of debt	22,694	—	—	22,694
Other income	84	—	—	84
Income before income tax expense	214,685	142,182	(92,533)	264,334
Income tax expense	41,868	49,649	—	91,517
Net income	$172,817	$92,533	$(92,533)	$172,817

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Twelve Months Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Operating activities:
Net income	$51,322	$45,209	$(45,209)	$51,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	342,946	108,583	—	451,529
Amortization of debt issuance costs and premium	1,645	—	—	1,645
Loss on extinguishment of debt	128	—	—	128
Share-based compensation	11,525	—	—	11,525
Derivative loss	8,470	—	—	8,470
Cash payments on derivative settlements (realized)	(8,589)	—	—	(8,589)
Deferred income taxes	11,522	19,398	—	30,920
Earnings of affiliates	(45,209)	—	45,209	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	5,242	(4,262)	—	980
Joint interest and other receivables	28,566	—	—	28,566
Insurance proceeds	5,691	—	—	5,691
Income taxes	39,188	5,140	—	44,328
Prepaid expenses and other assets	(5,606)	(38,558)	34,120	(10,044)
Asset retirement obligations	(79,950)	(1,593)	—	(81,543)
Accounts payable and accrued liabilities	27,415	717	—	28,132
Other	32,418	—	(34,120)	(1,702)
Net cash provided by operating activities	426,724	134,634	—	561,358
Investing activities:
Acquisition of property interest in oil and natural gas properties	(82,424)	—	—	(82,424)
Investment in oil and natural gas properties and equipment	(331,303)	(220,651)	—	(551,954)
Investment in subsidiary	(86,017)	—	86,017	—
Proceeds from sales of assets and other, net	21,008	—	—	21,008
Purchases of furniture, fixtures, misc. sales and other	(1,435)	—	—	(1,435)
Net cash used in investing activities	(480,171)	(220,651)	86,017	(614,805)
Financing activities:
Borrowings of long-term debt - revolving bank credit facility	563,000	—	—	563,000
Repayments of long-term debt - revolving bank credit facility	(443,000)	—	—	(443,000)
Debt issuance costs	(3,892)	—	—	(3,892)
Dividends to shareholders	(58,846)	—	—	(58,846)
Investment from parent	—	86,017	(86,017)	—
Other	(260)	—	—	(260)
Net cash provided by financing activities	57,002	86,017	(86,017)	57,002
Increase in cash and cash equivalents	3,555	—	—	3,555
Cash and cash equivalents, beginning of period	12,245	—	—	12,245
Cash and cash equivalents, end of period	$15,800	$—	$—	$15,800

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Twelve Months Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Operating activities:
Net income	$71,984	$66,195	$(66,195)	$71,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	271,270	84,962	—	356,232
Amortization of debt issuance costs and premium	2,575	—	—	2,575
Share-based compensation	12,398	—	—	12,398
Derivative loss	13,954	—	—	13,954
Cash payments on derivative settlements (realized)	(7,664)	—	—	(7,664)
Deferred income taxes	83,981	4,128	—	88,109
Earnings of affiliates	(66,195)	—	66,195	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	(2,597)	3,415	—	818
Joint interest and other receivables	(31,399)	—	—	(31,399)
Insurance proceeds	2,576	—	—	2,576
Income taxes	(89,568)	31,557	—	(58,011)
Prepaid expenses and other assets	7,442	(118,320)	118,318	7,440
Asset retirement obligations	(112,199)	(628)	—	(112,827)
Accounts payable and accrued liabilities	40,530	(2,504)	—	38,026
Other	119,244	—	(118,318)	926
Net cash provided by operating activities	316,332	68,805	—	385,137
Investing activities:
Acquisition of property interest in oil and natural gas properties	(205,550)	—	—	(205,550)
Investment in oil and natural gas properties and equipment	(410,508)	(68,805)	—	(479,313)
Proceeds from sales of assets and other, net	30,453	—	—	30,453
Purchases of furniture, fixtures, misc. sales and other	(3,031)	—	—	(3,031)
Net cash used in investing activities	(588,636)	(68,805)	—	(657,441)
Financing activities:
Issuance of 8.50% Senior Notes	318,000	—	—	318,000
Borrowings of long-term debt - revolving bank credit facility	732,000	—	—	732,000
Repayments of long-term debt - revolving bank credit facility	(679,000)	—	—	(679,000)
Debt issuance costs	(8,510)	—	—	(8,510)
Dividends to shareholders	(82,832)	—	—	(82,832)
Other	379	—	—	379
Net cash provided by financing activities	280,037	—	—	280,037
Increase in cash and cash equivalents	7,733	—	—	7,733
Cash and cash equivalents, beginning of period	4,512	—	—	4,512
Cash and cash equivalents, end of period	$12,245	$—	$—	$12,245

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Twelve Months Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated W&T Offshore, Inc.
	(In thousands)
Operating activities:
Net income	$172,817	$92,533	$(92,533)	$172,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	241,687	87,099	—	328,786
Amortization of debt issuance costs	2,010	—	—	2,010
Loss on extinguishment of debt	22,694	—	—	22,694
Share-based compensation	9,710	—	—	9,710
Derivative gain	(1,896)	—	—	(1,896)
Cash payments on derivative settlements (realized)	(9,873)	—	—	(9,873)
Deferred income taxes	76,717	(14,882)	—	61,835
Earnings of affiliates	(92,533)	—	92,533	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	(27,709)	9,070	—	(18,639)
Joint interest and other receivables	375	—	—	375
Insurance proceeds	20,771	—	—	20,771
Income taxes	(71,655)	64,531	—	(7,124)
Prepaid expenses and other assets	(8,003)	(228,020)	228,214	(7,809)
Asset retirement obligations	(59,958)	—	—	(59,958)
Accounts payable and accrued liabilities	8,589	(514)	(194)	7,881
Other	227,918	—	(228,020)	(102)
Net cash provided by operating activities	511,661	9,817	—	521,478
Investing activities:
Acquisition of property interest in oil and natural gas properties	(437,247)	—	—	(437,247)
Investment in oil and natural gas properties and equipment	(277,147)	(4,632)	—	(281,779)
Investment in subsidiary	5,185	—	(5,185)	—
Proceeds from sales of assets and other, net	15	—	—	15
Purchases of furniture, fixtures, misc. sales and other	(3,660)	—	—	(3,660)
Net cash used in investing activities	(712,854)	(4,632)	(5,185)	(722,671)
Financing activities:
Issuance of 8.50% Senior Notes	600,000	—	—	600,000
Repurchase of 8.25% Senior Notes	(450,000)	—	—	(450,000)
Borrowings of long-term debt - revolving bank credit facility	623,000	—	—	623,000
Repayments of long-term debt - revolving bank credit facility	(506,000)	—	—	(506,000)
Repurchase premium and debt issuance costs	(32,288)	—	—	(32,288)
Dividends to shareholders	(58,756)	—	—	(58,756)
Investment from parent	—	(5,185)	5,185	—
Other	1,094	—	—	1,094
Net cash provided by (used in) financing activities	177,050	(5,185)	5,185	177,050
Decrease in cash and cash equivalents	(24,143)	—	—	(24,143)
Cash and cash equivalents, beginning of period	28,655	—	—	28,655
Cash and cash equivalents, end of period	$4,512	$—	$—	$4,512

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

Capitalized Costs

Net capitalized costs related to our oil, NGLs and natural gas producing activities are as follows (in millions):

	December 31,
	2013	2012	2011
Net capitalized cost:
Proved oil and natural gas properties and equipment	$7,207.1	$6,551.5	$5,775.4
Unproved oil and natural gas properties and equipment	132.0	143.0	183.6
Accumulated depreciation, depletion and amortization related to oil, NGLs and natural gas activities	(5,069.2)	(4,640.8)	(4,307.1)
Net capitalized costs related to producing activities	$2,269.9	$2,053.7	$1,651.9

Costs Not Subject To Amortization

Costs not subject to amortization relate to unproved properties which are excluded from amortizable capital costs until it is determined that proved reserves can be assigned to such properties or until such time as the Company has made an evaluation that impairment has occurred. Subject to industry conditions, evaluation of most of these properties is expected to be completed within one to five years. The following table provides a summary of costs that are not being amortized as of December 31, 2013, by the year in which the costs were incurred (in millions):

	Total	2013	2012	2011	Prior to 2011
Costs excluded by year incurred:
Acquisition costs	$87.3	$9.2	$8.7	$50.1	$19.3
Capitalized interest not subject to amortization	29.3	8.4	7.4	5.1	8.4
Total costs not subject to amortization	$116.6	$17.6	$16.1	$55.2	$27.7

Costs Incurred In Oil and Gas Property Acquisition, Exploration and Development Activities

The following costs were incurred in oil and gas acquisition, exploration, and development activities (in millions):

	Year Ended December 31,
	2013	2012	2011
Costs incurred (1):
Proved property acquisitions	$96.9	$239.8	$369.9
Exploration (2) (3)	215.3	151.3	92.7
Development	352.9	363.7	203.7
Unproved property acquisitions (4)	26.3	26.5	95.1
Total costs incurred in oil and gas property acquisition, exploration and development activities	$691.4	$781.3	$761.4
(1)

Includes net additions to our ARO of $50.6 million, $86.9 million and $32.8 million during 2013, 2012 and 2011, respectively, associated with acquisitions, liabilities incurred and revisions of estimates. Refer to Note 5.

(2)	Includes seismic costs of $8.9 million, $6.2 million and $8.0 million incurred during 2013, 2012 and 2011, respectively.
(3)	Includes geological and geophysical costs charged to expense of $5.9 million, $6.2 million and $6.8 million during 2013, 2012 and 2011, respectively.
(4)	The amounts for unproved property acquisitions include capitalized interest associated with properties classified as unproved as of the end of the period.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation, depletion, amortization and accretion expense

The following table presents our depreciation, depletion, amortization and accretion expense per thousand cubic feet equivalent (“Mcfe”) of products sold.

	Year Ended December 31,
	2013	2012	2011
Depreciation, depletion, amortization and accretion per Mcfe	$4.18	$3.47	$3.24

Oil and Natural Gas Reserve Information

There are numerous uncertainties in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve information represent estimates only and are inherently imprecise and may be subject to substantial revisions as additional information such as reservoir performance, additional drilling, technological advancements and other factors become available. Decreases in the prices of oil, NGLs and natural gas could have an adverse effect on the carrying value of our proved reserves, reserve volumes and our revenues, profitability and cash flow. We are not the operator with respect to approximately 9% of our proved developed non-producing reserves, so we may not be in a position to control the timing of all development activities.

The following sets forth estimated quantities of our net proved, proved developed and proved undeveloped oil, NGLs and natural gas reserves. All of the reserves are located in the Unites States and the majority of the reserves are located in the Gulf of Mexico. These reserve estimates exclude insignificant royalties and interests owned by the Company due to the unavailability of such information. Estimated reserves for the periods presented are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB.

				Total Equivalent Reserves
	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Oil Equivalent (MMBoe) (1)	Natural Gas Equivalent (Bcfe) (1)
Proved reserves as of December 31, 2010	34.0	4.2	256.3	80.9	485.4
Revisions of previous estimates (2)	0.8	5.5	13.5	8.6	51.1
Extensions and discoveries (3)	2.0	0.4	17.7	5.3	32.0
Purchase of minerals in place (4)	20.7	8.9	55.9	39.0	234.1
Production	(6.1)	(1.9)	(53.7)	(16.9)	(101.5)
Proved reserves as of December 31, 2011	51.4	17.1	289.7	116.9	701.1
Revisions of previous estimates (5)	(1.1)	(2.6)	(4.8)	(4.6)	(27.5)
Extensions and discoveries (6)	8.2	2.6	29.6	15.7	94.5
Purchase of minerals in place (7)	2.5	0.2	25.5	7.0	42.0
Sales of reserves (8)	(0.2)	—	(1.1)	(0.4)	(2.2)
Production	(6.0)	(2.1)	(53.8)	(17.1)	(102.8)
Proved reserves as of December 31, 2012	54.8	15.2	285.1	117.5	705.1
Revisions of previous estimates (9)	(4.3)	0.2	2.1	(3.8)	(22.8)
Extensions and discoveries (10)	13.9	2.6	22.0	20.2	121.0
Purchase of minerals in place (11)	1.5	—	4.4	2.3	13.7
Sales of reserves (12)	(0.4)	—	(0.4)	(0.5)	(3.2)
Production	(7.0)	(2.1)	(53.3)	(18.0)	(107.9)
Proved reserves as of December 31, 2013	58.5	15.9	259.9	117.7	705.9
Year-end proved developed reserves:
2013	36.2	11.1	232.7	86.1	516.1
2012	35.3	11.0	243.5	86.9	521.2
2011	23.4	11.0	251.4	76.4	458.2
Year-end proved undeveloped reserves:
2013	22.3	4.8	27.2	31.6	189.8
2012	19.5	4.2	41.6	30.6	183.9
2011	28.0	6.1	38.3	40.5	242.9

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)

The conversion to barrels of oil equivalent and cubic feet equivalent were determined using the energy-equivalent ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs (totals may not compute due to rounding). The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for oil, NGLs and natural gas may differ significantly.

(2)

Includes revision of 6.3 Bcfe due to an increase in average prices; 16.5 Bcfe for a change in NGLs marketing arrangements; 11.3 Bcfe increase due to additional compression at our Tahoe field that increases production and ultimate recoveries; and 10.6 Bcfe at our Fairway field for revisions to reserve estimates from the acquisition date to year end.

(3)	Includes discoveries of 13.9 Bcfe at our Main Pass 98 field and 8.0 Bcfe at our Ship Shoal 349/359 field and extensions of 3.7 Bcfe at our Main Pass 108 field.
(4)	Primarily due to the acquisition of the Opal Properties and the Fairway Properties.
(5)	Includes downward revisions due to price of 8.0 Bcfe and negative performance revisions of 17.9 Bcfe at our Spraberry field.
(6)	Includes extensions and discoveries of 69.5 Bcfe at our Spraberry field and extensions and discoveries of 16.2 Bcfe at our High Island 21/22 field.
(7)	Due to the acquisition of the Newfield Properties.
(8)	Due to the sale of our interest in the South Timbalier 41 field.
(9)

Includes upward revision due to price of 11.3 Bcfe; negative revisions of 29.6 Bcfe at our Spraberry field for performance and technical changes, 13.9 Bcfe at our High Island 21/22 field for performance, 7.9 Bcfe at our Ship Shoal 349/359 field for performance; and positive performance revisions of 4.3 Bcfe at our Main Pass 98 field, 4.0 Bcfe at our South Timbalier 314, 3.5 Bcfe at our Main Pass 108 field and 3.2 at our South Timbalier 176 field.

(10)	Includes extensions and discoveries of 75.4 Bcfe at our Spraberry field, 25.3 Bcfe at our Ship Shoal 349/359 field and 11.5 Bcfe at our Mississippi Canyon 698 field.
(11)	Primarily due to the acquisition of the Callon Properties.
(12)	Primarily due to the sales of our non-working interests in the Green Canyon 60 field, the Green Canyon 19 field and the West Delta area block 29.

Volume measurements:
Mcf – thousand cubic feet	Bbl - barrel
Bcf – billion cubic feet	MMBbls - million barrels for crude oil, condensate or NGLs
Bcfe – billion cubic feet equivalent	MMBoe – million barrels of oil equivalent

Standardized Measure of Discounted Future Net Cash Flows

The following presents the standardized measure of discounted future net cash flows related to our proved oil and natural gas reserves together with changes therein. Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the unweighted average of first-day-of-the-month commodity prices for the periods presented. All prices are adjusted by field for quality, transportation fees, energy content and regional price differentials. Due to the lack of a benchmark price for NGLs, a ratio is computed for each field of the NGLs realized price compared to the oil realized price. Then, this ratio is applied to the oil price using FASB/SEC guidance. The average commodity prices weighted by field production related to the proved reserves are as follows:

	December 31,
	2013	2012	2011	2010
Oil – per barrel	$99.65	$98.13	$97.36	$76.28
NGLs – per barrel	35.21	47.30	51.30	44.92
Natural gas – per Mcf	3.80	2.77	4.11	4.57

Future production, development costs and ARO are based on costs in effect at the end of each of the respective years with no escalations. Estimated future net cash flows, net of future income taxes, have been discounted to their present values based on a 10% annual discount rate.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of our oil and natural gas reserves. These estimates reflect proved reserves only and ignore, among other things, future changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in 2014 or later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows	$7,376.7	$6,888.4	$7,077.2
Future costs:
Production	(2,142.8)	(1,858.3)	(1,862.5)
Development	(1,001.4)	(655.4)	(543.0)
Dismantlement and abandonment	(441.6)	(508.0)	(513.6)
Income taxes	(986.9)	(1,002.1)	(1,126.6)
Future net cash inflows before 10% discount	2,804.0	2,864.6	3,031.5
10% annual discount factor	(1,129.4)	(1,018.2)	(1,025.1)
Total	$1,674.6	$1,846.4	$2,006.4

	Year Ended December 31,
	2013	2012	2011
Changes in Standardized Measure
Standardized measure, beginning of year	$1,846.4	$2,006.4	$1,179.1
Increases (decreases):
Sales and transfers of oil and gas produced, net of production costs	(686.1)	(620.4)	(729.6)
Net changes in price, net of future production costs	(65.2)	(224.3)	634.2
Extensions and discoveries, net of future production and development costs	393.8	181.9	219.9
Changes in estimated future development costs	(91.1)	(103.3)	(4.6)
Previously estimated development costs incurred	262.1	332.9	173.9
Revisions of quantity estimates	(91.6)	(128.1)	205.0
Accretion of discount	202.2	231.1	135.8
Net change in income taxes	56.6	99.7	(398.2)
Purchases of reserves in-place	79.6	270.2	483.3
Sales of reserves in-place	(53.1)	(16.1)	—
Changes in production rates due to timing and other	(179.0)	(183.6)	107.6
Net increase (decrease) in standardized measure	(171.8)	(160.0)	827.3
Standardized measure, end of year	$1,674.6	$1,846.4	$2,006.4

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of December 31, 2013 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, is set forth in “Management’s Report on Internal Control over Financial Reporting” included in Part II, Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1

Purchase and Sale Agreement, effective January 1, 2010, between Total E&P USA Inc. and W&T Offshore, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2010 (File No. 001-32414))

2.2

Asset Purchase Agreement, dated November 3, 2010, between Shell Offshore, Inc., as Seller, and W&T Offshore, Inc. and W&T Energy VI, LLC, as Purchasers. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 9, 2010 (File No. 001-32414))

2.3

Purchase and Sale Agreement, dated April 25, 2011, between Opal Resources, LLC, Opal Resources Operating Company LLC, as Sellers, and W&T Offshore, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed May 13, 2011 (File No. 001-32414))

2.4

Purchase and Sale Agreement, dated September 17, 2012, between Newfield Exploration Company, Newfield Exploration Gulf Coast LLC, as Sellers, and W&T Offshore, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed October 12, 2012 (File No. 001-32414))

2.5

First Amendment to Purchase and Sale Agreement, dated October 5, 2012, between Newfield Exploration Company, Newfield Exploration Gulf Coast LLC, as Sellers, and W&T Offshore, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed October 12, 2012 (File No. 001-32414))

2.6

Purchase and Sale Agreement, dated as of October 17, 2013, by and among Callon Petroleum Operating Company, as Seller, and W&T Offshore, Inc., as Buyer (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed November 7, 2013 (File No. 001-32414))

3.1

Amended and Restated Articles of Incorporation of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 24, 2006 (File No. 001-32414))

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

Exhibit Number	Description
10.1*	2004 Directors Compensation Plan of W&T Offshore, Inc. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed May 3, 2004 (File No. 333-115103))
10.2*

Indemnification and Hold Harmless Agreement by and between W&T Offshore, Inc. and Stephen L. Schroeder, dated July 5, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 12, 2006 (File No. 001-32414))

10.3*

Indemnification and Hold Harmless Agreement by and between W&T Offshore, Inc. and John D. Gibbons, dated as of February 26, 2007. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed February 26, 2007 (File No. 001-32414))

10.4*

Indemnification and Hold Harmless Agreement, dated September 24, 2008, by and between W&T Offshore, Inc. and Jamie L. Vazquez. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed September 26, 2008 (File No. 001-32414))

10.5*

W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan. (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 2, 2010 (File No. 001-32414))

10.6*

First Amendment to W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 3, 2013)

10.7*

Second Amendment to W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan. (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 3, 2013)

10.8*

Form of Employment Agreement for Executive Officers other than the Chief Executive Officer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 6, 2010 (File No. 001-32414))

10.9*

Employment Agreement between W&T Offshore, Inc. and Tracy W. Krohn dated as of November 1, 2010. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 5, 2010 (File No. 001-32414))

10.10*

Form of the Executive Annual Incentive Award Agreement for Fiscal Year 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-32414))

10.11*

Form of Indemnification and Hold Harmless Agreement between W&T Offshore, Inc. and each of its directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-32414))

10.12*

Form of Executive Restricted Stock Unit Agreement as of April 26, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed July 31, 2012 (File No. 001-32414))

10.13*

Form of Employment Agreement by and between W&T Offshore, Inc. and Thomas P. Murphy. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2010 (File No. 001-32414))

10.14*

Indemnification and Hold Harmless Agreement by and between W&T Offshore, Inc. and Thomas P. Murphy, dated as of June 19, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 22, 2012 (File No. 001-32414))

10.15*	Form of 2013 Executive Annual Cash Award. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2013 (File No. 001-32414))
10.16*	Form of RSU Executive Award. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2013 (File No. 001-32414))
10.17*	Form of 2013 Time Based RSU Executive Agreement. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2013 (File No. 001-32414))
10.18*	Tracy W. Krohn 2013 Annual Award. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2013 (File No. 001-32414))
10.19

Fifth Amended and Restated Credit Agreement, dated as of November 8, 2013, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 13, 2013 (File No. 001-32414))

Exhibit Number	Description
12.1**	Ratio of Earnings to Fixed Charges
14.1	W&T Offshore, Inc. Code of Business Conduct and Ethics (as amended). (Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K, filed November 17, 2005)
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of W&T Offshore, Inc. pursuant to 18 U.S.C. § 1350.
99.1**	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
*	Management Contract or Compensatory Plan or Arrangement.
**	Filed or furnished herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2014.

W&T OFFSHORE, INC.
By:	/s/ John D. Gibbons
John D. Gibbons
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2014.

/s/ Tracy W. Krohn	Chairman, Chief Executive Officer and Director
Tracy W. Krohn	(Principal Executive Officer)
/s/ John D. Gibbons	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
John D. Gibbons	(Principal Financial and Accounting Officer)
/s/ Virginia Boulet	Director
Virginia Boulet
/s/ Robert I. Israel	Director
Robert I. Israel
/s/ Stuart B. Katz	Director
Stuart B. Katz
/s/ S. James Nelson, Jr	Director
S. James Nelson, Jr.
/s/ B. Frank Stanley	Director
B. Frank Stanley