Form 10-Q/A
period 2015-03-31
W&T OFFSHORE INC
filed 2015-11-10
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

EXPLANATORY NOTE FOR FORM 10Q/A

This Form 10-Q/A (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2015 and is being filed to amend and restate our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and to amend related disclosures.

In connection with the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we determined that we had been incorrectly presenting  Net cash provided by operating activities and Net cash used in investing activities on the Condensed Consolidated Statements of Cash Flows by not properly adjusting amounts for non-cash activities related to investing activities.  This resulted in Net cash provided by operating activities being understated and Net cash used in investing activities being understated for the three month period ended March 31, 2015.  On November 4, 2015, the Audit Committee of our Board of Directors and management determined the incorrect presentation was material and, as a result, are filing this Form 10-Q/A.  We determined that the impact of the incorrect presentation was not material to periods prior to 2015.

Our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 has been restated, resulting in an increase of approximately $52.2 million in Net cash provided by operating activities and a corresponding increase in Net cash used in investing activities. In addition, adjustments were made to corresponding line items totaling $52.2 million for the entities presented in the Condensed Consolidating Statements of Cash Flows contained within the Supplemental Guarantor Information included in the notes to our condensed consolidated financial statements.  These adjustments did not have any effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit), Condensed Consolidating Balance Sheets or the Condensed Consolidating Statements of Operations, as of and for the three months ended March 31, 2015.  The adjustments had no effect on our cash balances or liquidity.

Corresponding amounts derived from the restated Condensed Consolidating Statements of Cash Flows included within Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to the restated amounts where applicable.  Part I, Item 4, Controls and Procedures, has been modified as a result of the restatements and related material weakness in internal controls over financial controls described therein.  New certifications of our principal executive office and principal financial officer are also filed as exhibits to this Form 10-Q/A.

In summary, this Form 10-Q/A contains modified or updated disclosures from the original Form 10-Q related only to (i) our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and the Condensed Consolidating Statements of Cash Flows for such period included in the notes to our condensed consolidated financial statements, (ii) corresponding changes to items derived from such statements in Part I, Item 2, Management’s Discussions and Analysis of Financial Condition and Results of Operations and (ii) revised disclosures contained in Part 1, Item 4, Controls and Procedures.  Information relating to events occurring after May 7, 2015 is not contained in this report and this information is included in our subsequent filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Facts, events and forward looking statements have not been revised from the disclosures in the originally filed Form 10-Q, except as discussed above and presented in Part I, Item 1, Financial Statements – Note 1 – Basis of Presentation  – Restatement of Previously Filed Interim Financial Statements .

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
	Restated
	(In thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$(255,095)	$11,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	125,467	123,306
Ceiling test write-down of oil and gas properties	260,390	—
Amortization of debt issuance costs and premium	156	187
Share-based compensation	2,816	3,758
Derivative loss	—	7,492
Cash payments on derivative settlements	—	(4,670)
Deferred income taxes	(103,574)	6,645
Changes in operating assets and liabilities:
Oil and natural gas receivables	21,121	2,815
Joint interest and other receivables	14,533	2,286
Income taxes	(325)	(35)
Prepaid expenses and other assets	17,246	2,709
Asset retirement obligation settlements	(19,554)	(16,342)
Accounts payable, accrued liabilities and other	(10,263)	(3,285)
Net cash provided by operating activities	52,918	136,055
Investing activities:
Investment in oil and natural gas properties and equipment	(82,765)	(95,067)
Changes in operating assets and liabilities associated with investing activities	(52,176)	(17,565)
Purchases of furniture, fixtures and other	(226)	(260)
Net cash used in investing activities	(135,167)	(112,892)
Financing activities:
Borrowings of long-term debt - revolving bank credit facility	82,000	92,000
Repayments of long-term debt - revolving bank credit facility	(15,000)	(103,000)
Dividends to shareholders	—	(7,563)
Other	(50)	(65)
Net cash provided by (used in) financing activities	66,950	(18,628)
Increase (decrease) in cash and cash equivalents	(15,299)	4,535
Cash and cash equivalents, beginning of period	23,666	15,800
Cash and cash equivalents, end of period	$8,367	$20,335

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

Restatement of Previously Filed Interim Financial Statements.  The Condensed Consolidated Statements of Cash Flows in the accompanying unaudited condensed consolidated financial statements and the Condensed Consolidating Statements of Cash Flows contained within Note 13 – Supplement Guarantor Information have been restated.  In connection with the preparation of the financial statements for our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we determined that we incorrectly presented Net cash provided by operating activities and Net cash used in investing activities on the Condensed Consolidated Statements of Cash Flows by not properly adjusting amounts for non-cash activities related to investing activities.  This resulted in Net cash provided by operating activities being understated and Net cash used in investing activities being understated for the three month period ended March 31, 2015 and the six month period ended June 30, 2015.  In addition, the Condensed Consolidating Statements of Cash Flows contained within Note 13 – Supplement Guarantor Information had the same items understated for the same periods.  As a result, we are also filing contemporaneously a Form 10-Q/A amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

The restatements did not have any effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit), or the Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Operations contained within the Supplemental Guarantor Information included herein.  The adjustments had no effect on our cash balances or liquidity.

The following table reflects the affected line items of the Condensed Consolidated Statements of Cash Flows and the adjustments to restated amounts.  Net cash provided by financing activities; decrease in cash and cash equivalents; and cash and cash equivalents are also included to clarify that no restatement adjustments were made to those line items.  The adjustments are as follows (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Cash Flows (W&T including subsidiaries)
Accounts payable, accrued liabilities and other	(62,439)	52,176	(10,263)
Net cash provided by operating activities	742	52,176	52,918
Changes in operating assets and liabilities associated with investing activities	—	(52,176)	(52,176)
Net cash used in investing activities	(82,991)	(52,176)	(135,167)
Net cash provided by financing activities	66,950	—	66,950
Decrease in cash and cash equivalents	(15,299)	—	(15,299)
Cash and cash equivalents, end of period	8,367	—	8,367

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables reflect the affected line items of the Condensed Consolidating Statements of Cash Flows contained within Note 13 – Supplemental Guarantor Information, and the adjustments to restated amounts.  Net cash provided by financing activities, decrease in cash and cash equivalents, and cash and cash equivalents are also included to clarify that no restatement adjustments were made to those line items.  The adjustments are as follows (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated
Condensed Consolidating Cash Flows (Parent Company)
Prepaid expenses and other assets	7,924	(29,614)	(21,690)
Accounts payable, accrued liabilities and other	(92,436)	52,176	(40,260)
Net cash used in operating activities	(63,476)	22,562	(40,914)
Changes in operating assets and liabilities associated with investing activities	-	(22,562)	(22,562)
Net cash used in investing activities	(18,773)	(22,562)	(41,335)
Net cash provided by financing activities	66,950	—	66,950
Decrease in cash and cash equivalents	(15,299)	—	(15,299)
Cash and cash equivalents, end of period	8,367	-	8,367

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated
Condensed Consolidating Cash Flows (Energy VI)
Prepaid expenses and other assets	38,985	29,614	68,599
Net cash used in operating activities	64,218	29,614	93,832
Changes in operating assets and liabilities associated with investing activities	—	(29,614)	(29,614)
Net cash used in investing activities	(64,015)	(29,614)	(93,629)
Net cash provided by financing activities	(203)	—	(203)
Decrease in cash and cash equivalents	-	—	-
Cash and cash equivalents, end of period	-	—	-

Immaterial Error Corrections.  We made adjustments to the prior period’s financial statements to correct immaterial errors in the Condensed Consolidated Statements of Cash Flows.  In the Condensed Consolidated Statements of Cash Flows, Net cash provided by operating activities was increased by $17.6 million and Net cash used in investing activities was increased by $17.6 million to account for the non-cash activities related to investing activities.

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

Due to declines in the unweighted rolling average of first-day-of-the-month commodity prices in oil and natural gas prices, for the three months ended March 31, 2015, we recorded a ceiling test write-down which is reported as a separate line in the Condensed Consolidated Statements of Operations.  We did not have a ceiling test write-down for the three months ended March 31, 2014.  Assuming oil and natural gas prices that we realized during the three months ended March 31, 2015 continue, we will likely have additional ceiling test write-downs during 2015.  The magnitude of these write-downs cannot be estimated at this time.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2015

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,367	$—	$—	$8,367
Receivables:
Oil and natural gas sales	27,184	18,937	—	46,121
Joint interest and other	115,017	—	(85,717)	29,300
Total receivables	142,201	18,937	(85,717)	75,421
Deferred income taxes	34,656	1,865	(33,325)	3,196
Prepaid expenses and other assets	14,400	4,442	—	18,842
Total current assets	199,624	25,244	(119,042)	105,826
Property and equipment – at cost:
Oil and natural gas properties and equipment	6,058,159	2,075,085	—	8,133,244
Furniture, fixtures and other	23,495	—	—	23,495
Total property and equipment	6,081,654	2,075,085	—	8,156,739
Less accumulated depreciation, depletion and amortization	4,705,609	1,249,930	—	5,955,539
Net property and equipment	1,376,045	825,155	—	2,201,200
Restricted deposits for asset retirement obligations	15,501	—	—	15,501
Other assets	911,505	316,253	(1,211,224)	16,534
Total assets	$2,502,675	$1,166,652	$(1,330,266)	$2,339,061
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$122,627	$5,650	$—	$128,277
Undistributed oil and natural gas proceeds	28,152	1,019	—	29,171
Asset retirement obligations	10,153	6,347	—	16,500
Accrued liabilities	28,592	85,345	(85,717)	28,220
Total current liabilities	189,524	98,361	(85,717)	202,168
Long-term debt, less current maturities	1,426,437	—	—	1,426,437
Asset retirement obligations, less current portion	240,943	123,780	—	364,723
Deferred income taxes	382	107,818	(33,325)	74,875
Other liabilities	388,431	—	(374,531)	13,900
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	417,325	703,237	(703,237)	417,325
Retained earnings (accumulated deficit)	(136,201)	133,456	(133,456)	(136,201)
Treasury stock, at cost	(24,167)	—	—	(24,167)
Total shareholders’ equity	256,958	836,693	(836,693)	256,958
Total liabilities and shareholders’ equity	$2,502,675	$1,166,652	$(1,330,266)	$2,339,061

Condensed Consolidating Balance Sheet as of December 31, 2014

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$23,666	$—	$—	$23,666
Receivables:
Oil and natural gas sales	41,820	25,422	—	67,242
Joint interest and other	142,885	—	(99,240)	43,645
Total receivables	184,705	25,422	(99,240)	110,887
Deferred income taxes	9,797	1,865	—	11,662
Prepaid expenses and other assets	28,728	7,619	—	36,347
Total current assets	246,896	34,906	(99,240)	182,562
Property and equipment – at cost:
Oil and natural gas properties and equipment	6,038,915	2,006,751	—	8,045,666
Furniture, fixtures and other	23,269	—	—	23,269
Total property and equipment	6,062,184	2,006,751	—	8,068,935
Less accumulated depreciation, depletion and amortization	4,442,899	1,132,179	—	5,575,078
Net property and equipment	1,619,285	874,572	—	2,493,857
Restricted deposits for asset retirement obligations	15,444	—	—	15,444
Other assets	974,049	349,912	(1,306,717)	17,244
Total assets	$2,855,674	$1,259,390	$(1,405,957)	$2,709,107
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$188,654	$5,455	$—	$194,109
Undistributed oil and natural gas proceeds	36,130	879	—	37,009
Asset retirement obligations	30,711	5,292	—	36,003
Accrued liabilities	17,437	99,180	(99,240)	17,377
Total current liabilities	272,932	110,806	(99,240)	284,498
Long-term debt, less current maturities	1,360,057	—	—	1,360,057
Asset retirement obligations, less current portion	235,876	118,689	—	354,565
Deferred income taxes	59,616	127,372	—	186,988
Other liabilities	417,885	—	(404,194)	13,691
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	414,580	703,440	(703,440)	414,580
Retained earnings	118,894	199,083	(199,083)	118,894
Treasury stock, at cost	(24,167)	—	—	(24,167)
Total shareholders’ equity	509,308	902,523	(902,523)	509,308
Total liabilities and shareholders’ equity	$2,855,674	$1,259,390	$(1,405,957)	$2,709,107

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2015

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Revenues	$82,463	$45,444	$-	$127,907
Operating costs and expenses:
Lease operating expenses	37,386	15,945	—	53,331
Production taxes	637	—	—	637
Gathering and transportation	2,548	2,276	—	4,824
Depreciation, depletion, amortization and accretion	75,152	50,315	—	125,467
Ceiling test write-down of oil and natural gas properties	190,695	69,695	—	260,390
General and administrative expenses	12,388	8,378	—	20,766
Total costs and expenses	318,806	146,609	—	465,415
Operating loss	(236,343)	(101,165)	—	(337,508)
Loss of affiliates	(65,627)	—	65,627	—
Interest expense:
Incurred	22,230	714	—	22,944
Capitalized	(1,069)	(714)	—	(1,783)
Loss before income tax benefit	(323,131)	(101,165)	65,627	(358,669)
Income tax benefit	(68,036)	(35,538)	—	(103,574)
Net loss	$(255,095)	$(65,627)	$65,627	$(255,095)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2014

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Revenues	$143,986	$110,530	$—	$254,516
Operating costs and expenses:
Lease operating expenses	39,110	16,507	—	55,617
Production taxes	1,992	—	—	1,992
Gathering and transportation	3,338	1,958	—	5,296
Depreciation, depletion, amortization and accretion	62,431	60,875	—	123,306
General and administrative expenses	11,445	12,143	—	23,588
Derivative loss	7,492	—	—	7,492
Total costs and expenses	125,808	91,483	—	217,291
Operating income	18,178	19,047	—	37,225
Earnings of affiliates	12,451	—	(12,451)	—
Interest expense:
Incurred	20,679	781	—	21,460
Capitalized	(1,291)	(781)	—	(2,072)
Income before income tax expense	11,241	19,047	(12,451)	17,837
Income tax expense	52	6,596	—	6,648
Net income	$11,189	$12,451	$(12,451)	$11,189

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2015

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	Restated
	(In thousands)
Operating activities:
Net loss	$(255,095)	$(65,627)	$65,627	$(255,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	75,152	50,315	—	125,467
Ceiling test write-down of oil and gas properties	190,695	69,695	—	260,390
Amortization of debt issuance costs and premium	156	—	—	156
Share-based compensation	2,816	—	—	2,816
Deferred income taxes	(83,649)	(19,925)	—	(103,574)
Loss of affiliates	65,627	—	(65,627)	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	14,636	6,485	—	21,121
Joint interest and other receivables	14,533	—	—	14,533
Income taxes	15,287	(15,612)	—	(325)
Prepaid expenses and other assets	(21,690)	68,599	(29,663)	17,246
Asset retirement obligation settlements	(19,122)	(432)	—	(19,554)
Accounts payable, accrued liabilities and other	(40,260)	334	29,663	(10,263)
Net cash provided by (used in) operating activities	(40,914)	93,832	—	52,918
Investing activities:
Investment in oil and natural gas properties and equipment	(18,750)	(64,015)	—	(82,765)
Changes in operating assets and liabilities associated with investing activities	(22,562)	(29,614)	—	(52,176)
Investment in subsidiary	203	—	(203)	—
Purchases of furniture, fixtures and other	(226)	—	—	(226)
Net cash used in investing activities	(41,335)	(93,629)	(203)	(135,167)
Financing activities:
Borrowings of long-term debt – revolving bank credit facility	82,000	—	—	82,000
Repayments of long-term debt – revolving bank credit facility	(15,000)	—	—	(15,000)
Other	(50)	—	—	(50)
Investment from parent	—	(203)	203	—
Net cash provided by financing activities	66,950	(203)	203	66,950
Decrease in cash and cash equivalents	(15,299)	—	—	(15,299)
Cash and cash equivalents, beginning of period	23,666	—	—	23,666
Cash and cash equivalents, end of period	$8,367	$—	$—	$8,367

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2014

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Operating activities:
Net income	$11,189	$12,451	$(12,451)	$11,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	62,431	60,875	—	123,306
Amortization of debt issuance costs and premium	187	—	—	187
Share-based compensation	3,758	—	—	3,758
Derivative loss	7,492	—	—	7,492
Cash payments on derivative settlements	(4,670)	—	—	(4,670)
Deferred income taxes	15,335	(8,690)	—	6,645
Earnings of affiliates	(12,451)	—	12,451	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	4,020	(1,205)	—	2,815
Joint interest and other receivables	2,286	—	—	2,286
Income taxes	(15,321)	15,286	—	(35)
Prepaid expenses and other assets	(58,791)	(29,717)	91,217	2,709
Asset retirement obligations	(8,878)	(7,464)	—	(16,342)
Accounts payable, accrued liabilities and other	86,795	1,137	(91,217)	(3,285)
Net cash provided by operating activities	93,382	42,673	—	136,055
Investing activities:
Investment in oil and natural gas properties and equipment	(71,636)	(23,431)	—	(95,067)
Changes in operating assets and liabilities associated with investing activities	6,316	(23,881)	—	(17,565)
Investment in subsidiary	(4,639)	—	4,639	—
Purchases of furniture, fixtures and other	(260)	—	—	(260)
Net cash used in investing activities	(70,219)	(47,312)	4,639	(112,892)
Financing activities:
Borrowings of long-term debt – revolving bank credit facility	92,000	—	—	92,000
Repayments of long-term debt – revolving bank credit facility	(103,000)	—	—	(103,000)
Dividends to shareholders	(7,563)	—	—	(7,563)
Investment from parent	—	4,639	(4,639)	—
Other	(65)	—	—	(65)
Net cash used in financing activities	(18,628)	4,639	(4,639)	(18,628)
Increase in cash and cash equivalents	4,535	—	—	4,535
Cash and cash equivalents, beginning of period	15,800	—	—	15,800
Cash and cash equivalents, end of period	$20,335	$—	$—	$20,335

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

Restatement

See Financial Statements - Note 1 – Basis of Presentation under Part I, Item 1 of this Form 10-Q/A for an explanation regarding the restatement of our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015.

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

Cash flow and working capital. Net cash provided by operating activities for the first quarter of 2015 was $52.9 million compared to $136.1 million for the first quarter of 2014.  Cash flows from operating activities, before changes in working capital and ARO settlements, were $30.2 million in the first quarter of 2015, a decrease of $117.7 million compared to the $147.9 million generated during the first quarter of 2014.  The change in cash flows excluding working capital and ARO settlements was primarily due to lower realized prices for all our commodities - oil, NGLs and natural gas.  Our combined average realized sales price per Boe decreased 50.8%.  Combined production of oil, NGLs and natural gas on a Boe basis increased 0.8% for the first quarter of 2015 compared to the first quarter of 2014.

The changes in working capital and ARO settlements were an increase to net cash provided by operating activities by $22.8 million, compared to a decrease of $11.9 million, resulting in a difference of $34.6 million.  The increase was primarily due to changes in receivables, prepaid assets and other assets, partially offset by changes in accounts payable, accrued liabilities, and ARO settlements.

Net cash used in investing activities during the first quarter of 2015 and 2014 was $135.2 million and $112.9 million, respectively, which represents our investments in both offshore and onshore oil and gas properties.  There were no acquisitions of significance completed in either period.

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

Capital expenditures.  The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, and the results of our exploration and development activities.  The following table presents our capital expenditures for exploration, development and other leasehold costs and acquisitions on an accrual basis:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Exploration (1)	$28,336	$51,427
Development (1)	48,735	30,796
Seismic, capitalized interest, acquisition adjustments and other	5,694	12,844
Acquisitions and investments in oil and gas property/equipment	$82,765	$95,067
(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically on an accrual basis:

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

In connection with the preparation and review of the financial statements for the period ended September 30, 2015, as discussed above in the Explanatory Note and in Part I, Item 1, Financial Statements – Note 1 – Basis of Presentation – Restatement of Previously Filed Interim Financial Statements, we determined that we incorrectly presented Net cash provided by operating activities and Net cash used in investing activities on the Condensed Consolidated Statements of Cash Flows by not properly adjusting amounts for non-cash activities related to investing activities.  This resulted in Net cash provided by operating activities being understated and Net cash used in investing activities being understated for the three month period ended March 31, 2015 and the six month period ended June 30, 2015.  As a result, we are filing this amended Quarterly Report on Form 10-Q/A and are also filing contemporaneously a Form 10-Q/A amending the quarterly period ended June 30, 2015 reflecting the restatements to our Condensed Consolidated Statements of Cash Flows contained in the previously filed Form 10-Qs.

Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  We identified a material weakness in our internal control over financial reporting whereby our control for the review of our Condensed Consolidated Statements of Cash Flows did not operate effectively and failed to identify a significant change in non-cash balance sheet accruals that required adjustments as non-cash activities.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  To address this material weakness, we have revised our quarterly cash flow preparation process to include calculations to correctly adjust for non-cash activities related to investing activities and revised our cash flow review controls to specifically review for this and other non-cash reconciling items necessary to properly present our cash flows.

The evaluation performed by our management, which includes our CEO and CFO, has concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2015, due to the material weakness identified related to our Condensed Consolidated Statements of Cash Flows.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2015.

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