Form 10-Q/A
period 2015-06-30
W&T OFFSHORE INC
filed 2015-11-10
CIK 1288403

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

EXPLANATORY NOTE FOR FORM 10Q/A

This Form 10-Q/A (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2015 and is being filed to amend and restate our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and to amend related disclosures.

In connection with the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we determined that we had been incorrectly presenting Net cash provided by operating activities and Net cash used in investing activities on the Condensed Consolidated Statements of Cash Flows by not properly adjusting amounts for non-cash activities related to investing activities.  This resulted in Net cash provided by operating activities being understated and Net cash used in investing activities being understated for the six month period ended June 30, 2015.  On November 4, 2015, the Audit Committee of our Board of Directors and management determined the incorrect presentation was material and, as a result, are filing this Form 10-Q/A.  We determined that the impact of the incorrect presentation was not material to periods prior to 2015.

Our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 has been restated; resulting in an increase of approximately $50.8 million in Net cash provided operating activities and a corresponding increase in Net cash used in investing activities. In addition, adjustments were made to corresponding line items totaling $50.8 million for the entities presented in the Condensed Consolidating Statements of Cash Flows contained within the Supplemental Guarantor Information included in the notes to our condensed consolidated financial statements.  These adjustments did not have any effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit), Condensed Consolidating Balance Sheets or the Condensed Consolidating Statements of Operations, as of and for the three month and six month periods ended June 30, 2015.  The adjustments had no effect on our cash balances or liquidity.

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

In summary, this Form 10-Q/A contains modified or updated disclosures from the original Form 10-Q related only to (i) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and the Condensed Consolidating Statements of Cash Flows for such period included in the notes to our condensed consolidated financial statements, (ii) corresponding changes to items derived from such statements in Part I, Item 2, Management’s Discussions and Analysis of Financial Condition and Results of Operations and (ii) revised disclosures contained in Part 1, Item 4, Controls and Procedures.  Information relating to events occurring after August 6, 2015 is not contained in this report and this information is included in our subsequent filings, including our Quarterly Report on Form 10-Q for the period ended September 30, 2015 and Current Reports on Form 8-K.  Facts, events and forward looking statements have not been revised from the disclosures in the originally filed Form 10-Q, except as discussed above and presented in Part I, Item 1 – Financial Statements – Note 1 – Basis of Presentation  – Restatement of Previously Filed Interim Financial Statements .

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
	Restated
	(In thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$(515,544)	$21,026
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	228,809	251,542
Ceiling test write-down of oil and gas properties	513,162	—
Debt issuance costs write-off/amortization of debt items	2,432	366
Share-based compensation	5,708	7,644
Derivative loss	1,078	20,571
Cash payments on derivative settlements	—	(14,310)
Deferred income taxes	(147,708)	11,921
Changes in operating assets and liabilities:
Oil and natural gas receivables	15,285	2,335
Joint interest and other receivables	11,036	3,550
Income taxes	(325)	2,918
Prepaid expenses and other assets	8,929	4,439
Asset retirement obligation settlements	(21,939)	(30,338)
Accounts payable, accrued liabilities and other	(20,013)	(7,204)
Net cash provided by operating activities	80,910	274,460
Investing activities:
Acquisition of property interest in oil and natural gas properties	—	(53,363)
Investment in oil and natural gas properties and equipment	(150,994)	(212,680)
Changes in operating assets and liabilities associated with investing activities	(50,849)	(3,410)
Purchases of furniture, fixtures and other	(709)	(1,715)
Net cash used in investing activities	(202,552)	(271,168)
Financing activities:
Borrowings of long-term debt - revolving bank credit facility	194,000	220,000
Repayments of long-term debt - revolving bank credit facility	(381,000)	(200,000)
Issuance of 9.00% Term Loan	297,000	—
Debt issuance costs	(6,407)	—
Dividends to shareholders	—	(15,129)
Other	54	(116)
Net cash provided by financing activities	103,647	4,755
Increase (decrease) in cash and cash equivalents	(17,995)	8,047
Cash and cash equivalents, beginning of period	23,666	15,800
Cash and cash equivalents, end of period	$5,671	$23,847

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

Restatement of Previously Filed Interim Financial Statements.  The Condensed Consolidated Statements of Cash Flows in the accompanying unaudited condensed consolidated financial statements and the Condensed Consolidating Statements of Cash Flows contained within Note 12 – Supplemental Guarantor Information have been restated.  In connection with the preparation of the financial statements for our Quarterly Report on Form 10-Q for the period ended September 30, 2015, we determined that we had been incorrectly presenting Net cash provided by operating activities and Net cash used in investing activities on the Condensed Consolidated Statements of Cash Flows by not properly adjusting amounts for non-cash activity related to investing activities.  This resulted in Net cash provided by operating activities being understated and Net cash used in investing activities being understated for the three month period ended March 31, 2015 and the six month period ended June 30, 2015.  In addition, the Condensed Consolidating Statements of Cash Flows contained within Note 12 – Supplemental Guarantor Information had the same items understated for the same periods.  As a result, we are also filing contemporaneously a Form 10-Q/A amending our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

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

The following table reflects the affected line items of the Condensed Consolidated Statements of Cash Flows and the adjustments to restated amounts.  Net cash provided by financing activities; decrease in cash and cash equivalents; and cash and cash equivalents are also included to clarify that no restatement adjustments were made to those line items.  The adjustments are as follows (in thousands):

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Cash Flows (W&T including subsidiaries):
Accounts payable, accrued liabilities and other	(70,862)	50,849	(20,013)
Net cash provided by operating activities	30,061	50,849	80,910
Changes in operating assets and liabilities associated with investing activities	—	(50,849)	(50,849)
Net cash used in investing activities	(151,703)	(50,849)	(202,552)
Net cash provided by financing activities	103,647	—	103,647
Decrease in cash and cash equivalents	(17,995)	—	(17,995)
Cash and cash equivalents, end of period	5,671	—	5,671

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables reflect the affected line items of the Condensed Consolidating Statements of Cash Flows contained within Note 12 – Supplemental Guarantor Information, and the adjustments to restated amounts.  Net cash provided by financing activities; decrease in cash and cash equivalents; and cash and cash equivalents are also included to clarify that no restatement adjustments were made to those line items.  The adjustments are as follows (in thousands):

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Restated
Condensed Consolidating Cash Flows (Parent Company):
Prepaid expenses and other assets	(8,913)	(22,178)	(31,091)
Accounts payable, accrued liabilities and other	(125,219)	50,849	(74,370)
Net cash used in operating activities	(94,175)	28,671	(65,504)
Changes in operating assets and liabilities associated with investing activities	-	(28,671)	(28,671)
Net cash used in investing activities	(27,467)	(28,671)	(56,138)
Net cash provided by financing activities	103,647	—	103,647
Decrease in cash and cash equivalents	(17,995)	—	(17,995)
Cash and cash equivalents, end of period	5,671	-	5,671

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Restated
Condensed Consolidating Cash Flows (Energy VI):
Prepaid expenses and other assets	72,712	22,178	94,890
Net cash provided by operating activities	124,236	22,178	146,414
Changes in operating assets and liabilities associated with investing activities	—	(22,178)	(22,178)
Net cash used in investing activities	(125,681)	(22,178)	(147,859)
Net cash provided by financing activities	1,445	—	1,445
Decrease in cash and cash equivalents	-	—	-
Cash and cash equivalents, end of period	-	—	-

Immaterial Error Corrections.  We made adjustments to the prior period’s financial statements to correct immaterial errors in the Condensed Consolidated Statements of Cash Flows.  In the Condensed Consolidated Statements of Cash Flows, Net cash provided by operating activities was increased by $3.4 million and Net cash used in investing activities was increased by $3.4 million for the six months ended June 30, 2014 to account for the non-cash activities related to investing activities.

Transactions between Entities under Common Control.  The prior period financial information for the three and six months ended June 30, 2014 presented in Note 12, Supplemental Guarantor Information, has been retrospectively adjusted due to transactions between entities under common control, as required under authoritative guidance.

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

Due primarily to declines in the unweighted rolling 12-month average of first-day-of-the-month commodity prices for oil and natural gas for the first and second quarters of 2015, we recorded ceiling test write-downs which are reported as a separate line in the Condensed Consolidated Statements of Operations.  We did not have a ceiling test write-down during 2014.  In light of the significantly lower oil and natural gas prices experienced in late 2014 and in the current year, we expect to have an additional significant ceiling test write-down during the third quarter of 2015 and, assuming such prices do not increase dramatically in the last three months of this year, it is possible we could incur a further write-down in the fourth quarter of 2015 as well.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2015

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	Restated
	(In thousands)
Operating activities:
Net loss	$(515,544)	$(119,552)	$119,552	$(515,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	129,374	99,435	—	228,809
Ceiling test write-down of oil and gas properties	371,995	141,167	—	513,162
Debt issuance costs write-off/amortization of debt items	2,432	—	—	2,432
Share-based compensation	5,708	—	—	5,708
Derivative loss	1,078	—	—	1,078
Deferred income taxes	(105,818)	(41,890)	—	(147,708)
Loss of affiliates	119,552	—	(119,552)	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	18,710	(3,425)	—	15,285
Joint interest and other receivables	11,036	—	—	11,036
Income taxes	22,580	(22,905)	—	(325)
Prepaid expenses and other assets	(31,091)	94,890	(54,870)	8,929
Asset retirement obligation settlements	(21,146)	(793)	—	(21,939)
Accounts payable, accrued liabilities and other	(74,370)	(513)	54,870	(20,013)
Net cash provided by (used in) operating activities	(65,504)	146,414	—	80,910
Investing activities:
Investment in oil and natural gas properties and equipment	(25,313)	(125,681)	—	(150,994)
Changes in operating assets and liabilities associated with investing activities	(28,671)	(22,178)	—	(50,849)
Investment in subsidiary	(1,445)	—	1,445	—
Purchases of furniture, fixtures and other	(709)	—	—	(709)
Net cash used in investing activities	(56,138)	(147,859)	1,445	(202,552)
Financing activities:
Borrowings of long-term debt – revolving bank credit facility	194,000	—	—	194,000
Repayments of long-term debt – revolving bank credit facility	(381,000)	—	—	(381,000)
Issuance of 9.00% Term Loan	297,000	—	—	297,000
Debt issuance costs	(6,407)	—	—	(6,407)
Other	54	—	—	54
Investment from parent	—	1,445	(1,445)	—
Net cash provided by financing activities	103,647	1,445	(1,445)	103,647
Decrease in cash and cash equivalents	(17,995)	—	—	(17,995)
Cash and cash equivalents, beginning of period	23,666	—	—	23,666
Cash and cash equivalents, end of period	$5,671	$—	$—	$5,671

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2014

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.
	(In thousands)
Operating activities:
Net income	$21,026	$21,940	$(21,940)	$21,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	132,117	119,425	—	251,542
Amortization of debt issuance costs and premium	366	—	—	366
Share-based compensation	7,644	—	—	7,644
Derivative loss	20,571	—	—	20,571
Cash payments on derivative settlements	(14,310)	—	—	(14,310)
Deferred income taxes	25,078	(13,157)	—	11,921
Earnings of affiliates	(21,940)	—	21,940	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	7,636	(5,301)	—	2,335
Joint interest and other receivables	3,550	—	—	3,550
Income taxes	(21,896)	24,814	—	2,918
Prepaid expenses and other assets	(139,575)	(75,210)	219,224	4,439
Asset retirement obligations	(18,583)	(11,755)	—	(30,338)
Accounts payable, accrued liabilities and other	206,754	5,266	(219,224)	(7,204)
Net cash provided by operating activities	208,438	66,022	—	274,460
Investing activities:
Acquisition of property interest in oil and natural gas properties	—	(53,363)	—	(53,363)
Investment in oil and natural gas properties and equipment	(157,128)	(55,552)	—	(212,680)
Changes in operating assets and liabilities associated with investing activities	12,395	(15,805)	—	(3,410)
Investment in subsidiary	(58,698)	—	58,698	—
Purchases of furniture, fixtures and other	(1,715)	—	—	(1,715)
Net cash used in investing activities	(205,146)	(124,720)	58,698	(271,168)
Financing activities:
Borrowings of long-term debt – revolving bank credit facility	220,000	—	—	220,000
Repayments of long-term debt – revolving bank credit facility	(200,000)	—	—	(200,000)
Dividends to shareholders	(15,129)	—	—	(15,129)
Other	(116)	—	—	(116)
Investment from parent	—	58,698	(58,698)	—
Net cash used in financing activities	4,755	58,698	(58,698)	4,755
Increase in cash and cash equivalents	8,047	—	—	8,047
Cash and cash equivalents, beginning of period	15,800	—	—	15,800
Cash and cash equivalents, end of period	$23,847	$—	$—	$23,847

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

Restatement

See Financial Statements - Note 1 – Basis of Presentation under Part I, Item 1 of this Form 10-Q/A for an explanation regarding the restatement of our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015.

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

Cash flow and working capital. Net cash provided by operating activities for the first half of 2015 was $80.9 million compared to $274.5 million for the first half of 2014.  Cash flows from operating activities, before changes in working capital and ARO settlements, were $87.9 million in the first half of 2015, a decrease of $210.8 million compared to the $298.8 million generated during the first half of 2014.  The change in cash flows excluding working capital and ARO settlements was primarily due to lower realized prices for all our commodities - oil, NGLs and natural gas and partially offset by lower operating expenses.  Our combined average realized sales price per Boe decreased 46.2%.  Combined production of oil, NGLs and natural gas on a Boe basis decreased 1.5% for the first half of 2015 compared to the first half of 2014.

The changes in working capital and ARO settlements decreased operating cash flows by $7.0 million in the first half of 2015 and decreased operating cash flows by $24.3 million in the first half of 2014, resulting in a difference of $17.3 million.  The difference was due to changes in receivables, ARO settlements, prepaid assets and other assets, and partially offset by changes in accounts payable, accrued liabilities and other.

Net cash used in investing activities during the first half of 2015 and 2014 was $202.6 million and $271.2 million, respectively, which represents our investments in both offshore and onshore oil and gas properties.  There were no acquisitions of significance during the first half of 2015.  Capital expenditures on an accrual basis for the first half of 2015 represent approximately 75% of our annual budget for 2015, which is in line with our expectations of the timing of our capital expenditures.  During the first half of 2014, expenditures for an acquisition were $53.4 million for the Woodside Properties.

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

In connection with the preparation and review of the financial statements for the period ended September 30, 2015, as discussed above in the Explanatory Note and in Part I, Item 1, Financial Statements – Note 1 – Basis of Presentation – Restatement of Previously Filed Interim Financial Statements, we determined that we incorrectly presented Net cash provided by operating activities and Net cash used in investing activities on the Condensed Consolidated Statements of Cash Flows by not properly adjusting amounts for non-cash activities related to investing activities.  This resulted in Net cash provided by operating activities being understated and Net cash used in investing activities being understated for the three month period ended March 31, 2015 and the six month period ended June 30, 2015.  As a result, we are filing this amended Quarterly Report on Form 10-Q/A and are also filing contemporaneously a Form 10-Q/A amending the quarterly period ended March 31, 2015 reflecting the restatements to our Condensed Consolidated Statements of Cash Flows contained in the previously filed Form 10-Qs.

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

The evaluation performed by our management, which includes our CEO and CFO, has concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2015, due to the material weakness identified related to our Condensed Consolidated Statements of Cash Flows.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on Date:  November 9, 2015.

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