Form 10-K
period 2015-12-31
W&T OFFSHORE INC
filed 2016-03-09
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $191,676,000 based on the closing sale price of $5.48 per share as reported by the New York Stock Exchange on June 30, 2015.

The number of shares of the registrant’s common stock outstanding on March 3, 2016 was 76,506,489.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

W&T OFFSHORE, INC.

i

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

ii

PART I

Item 1. Business

W&T Offshore, Inc. is an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico.  In October 2015, we disposed of substantially all of our onshore oil and natural gas interests with the sale of our Yellow Rose field in the Permian Basin.  We retained an overriding royalty interest in the Yellow Rose field production.  W&T Offshore, Inc. is a Texas corporation originally organized as a Nevada corporation in 1988, and successor by merger to W&T Oil Properties, Inc., a Louisiana corporation organized in 1983.  Our interest in fields, leases, structures and equipment are primarily owned by the parent company, W&T Offshore, Inc. and our wholly-owned subsidiary, W & T Energy VI, LLC, a Delaware limited liability company.

The Gulf of Mexico is an area where we have developed significant technical expertise and where high production rates associated with hydrocarbon deposits have historically provided us the best opportunity to achieve a rapid return on our invested capital.  We have leveraged our significant experience in the conventional shelf (water depths of less than 500 feet) to develop higher impact capital projects in the Gulf of Mexico in both the deepwater (water depths in excess of 500 feet) and the deep shelf (well depths in excess of 15,000 feet and water depths of less than 500 feet).  We have acquired rights to explore and develop new prospects and acquired existing oil and natural gas properties in both the deepwater and the deep shelf, while at the same time continuing our focus on the conventional shelf.  Over the last several years, we have shifted our focus more toward the deepwater.  In the deepwater, we have completed numerous acquisitions and drilled both exploration and development wells, and our deepwater acreage has expanded considerably over the last several years.

As of December 31, 2015, we have interests in offshore leases covering approximately 900,000 gross acres (550,000 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama.  On a gross acreage basis, the conventional shelf constitutes approximately 550,000 acres and deepwater constitutes approximately 350,000 acres of our offshore acreage.

Based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent petroleum consultants, our total proved reserves at December 31, 2015 were 76.4 million barrels of oil equivalent (“MMBoe”) or 458.1 billion cubic feet of gas equivalent (“Bcfe”).  Approximately 75% of our proved reserves as of such date were classified as proved developed producing, 15% as proved developed non-producing and 10% as proved undeveloped.  Classified by product, our proved reserves at December 31, 2015 were 46% crude oil, 9% natural gas liquids (“NGLs”) and 45% natural gas.  These percentages were determined using the energy-equivalent ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel (“Bbl”) of crude oil, condensate or NGLs.  This energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for crude oil, NGLs and natural gas may differ significantly.  Our total proved reserves had an estimated present value of future net revenues discounted at 10% (“PV-10”) of $966 million before consideration of cash outflows related to asset retirement obligations (“ARO”).  Our PV-10 after considering future cash outflows related to ARO was $614 million, and our standardized measure of discounted future cash flows was also $614 million as of December 31, 2015, as no future income taxes were estimated to be paid due to our present tax position.  Neither PV-10 nor PV-10 after ARO is a financial measure defined under generally accepted accounting principles (“GAAP”).  For additional information about our proved reserves and a reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows, see Properties – Proved Reserves under Part I, Item 2 in this Form 10-K.

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

In September 2014, we acquired an additional ownership interest in the Mobile Bay blocks 113 and 132 located in Alabama state waters (the “Fairway Field”) and the associated Yellowhammer gas processing plant (collectively “Fairway”), which increased our ownership interest from 64.3% to 100%.

In May 2014, we acquired from Woodside Energy (USA) Inc. (“Woodside”) certain oil and gas leasehold interests in the Gulf of Mexico (the “Woodside Properties”).  The Woodside Properties consist of a 20% non-operated working interest in the producing Neptune field (deepwater Atwater Valley blocks 574, 575 and 618), along with an interest in the Neptune tension-leg platform, associated production facilities and various interests in 24 other deepwater lease blocks.

In November and December 2013, we acquired from Callon Petroleum Operating Company (“Callon”) certain oil and gas leasehold interests in the Gulf of Mexico (the “Callon Properties”).  The Callon Properties consist of a 15% non-operated working interest in the Medusa field (deepwater Mississippi Canyon blocks 538 and 582), interest in associated production facilities and various interests in other non-operated fields.

Under current commodity pricing conditions, we expect in the near term to continue to focus on conserving capital and maintaining liquidity.  Accordingly, while we will continue to evaluate opportunistic acquisitions, we expect that our acquisition activities will be reduced until the outlook for the future commodity pricing environment improves or unless financing is available on reasonable terms that would not significantly impair our available liquidity.

From time to time, as part of our business strategy, we sell various properties.  In October 2015, we sold our ownership interests in the Yellow Rose onshore field to Ajax Resources, LLC (“Ajax”).  The field is located in the Permian Basin, West Texas, and covers approximately 25,800 net acres.  In addition to the cash purchase price, we were assigned a non-expense bearing overriding royalty interest (“ORRI”) in production from the working interests assigned to Ajax, which percentage varies on a sliding scale from one percent for each month that the prompt month New York Mercantile Exchange (“NYMEX”) trading price for light sweet crude oil is at or below $70.00 per barrel to a maximum of four percent for each month that such NYMEX trading price is greater than $90.00 per barrel.  Our internal estimate of the assigned proved reserves at the date of the sale to Ajax was 19.0 MMBoe, consisting of approximately 71% oil, 11% NGL and 18% natural gas.  In 2014, we did not have any significant property sales.  In 2013, we sold our non-operated working interests in the Green Canyon 60 field, the Green Canyon 19 field and the West Delta area block 29, all located in the Gulf of Mexico.

Additional information on acquisitions and divestitures can be found under Properties in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and in Financial Statements and Supplementary Data – Note 2 – Acquisitions and Divestitures under Part II, Item 8 in this Form 10-K.

Our exploration efforts have historically been in areas in reasonably close proximity to known proved reserves, but starting in 2012, some of our exploration projects were higher risk deepwater projects with potentially higher returns than our previous risk/reward profile.  The investment associated with drilling an offshore well and future development of an offshore project principally depends upon water depth, the depth of the well, the complexity of the geological formations involved and whether the well or project can be connected to existing infrastructure or will require additional investment in infrastructure.  Deepwater and deep shelf drilling projects can be substantially more capital intensive than those on the conventional shelf and onshore.  Certain risks are inherent in our business specifically and in the oil and natural gas industry generally, any one of which can negatively impact our rate of return on shareholders’ equity if it occurs.  When projects are extremely capital intensive and involve substantial risk, we often seek participants to share the risk.  We completed five, six, and five offshore wells (gross) and five, 33, and 40 onshore wells (gross) in 2015, 2014 and 2013, respectively.

We generally sell our crude oil, NGLs and natural gas at the wellhead at current market prices or transport our production to “pooling points” where it is sold.  We are required to pay gathering and transportation costs with respect to a majority of our products.  Our products are marketed several different ways depending upon a number of factors including the availability of purchasers at the wellhead, the availability and cost of pipelines near the well or related production platforms, the availability of third-party processing capacity, market prices, pipeline constraints and operational flexibility.

Due to the continued deterioration of commodity prices and the outlook for the remainder of 2016, we have set our 2016 capital expenditure budget at $15 million.  This is a significant reduction from our 2015 and 2014 incurred capital expenditures of $231 million and $630 million, respectively.  We have the flexibility to make this reduction to our 2016 capital expenditure budget because we have no long term rig commitments and no pressure from partners to drill or complete a well.  Moreover, we expect our deepwater projects completed in 2015, combined with new production from our Ewing Bank 910 A-8 well will help with 2016 production levels.  However, unplanned downtime, pipeline maintenance, and well performance are factors leading to lower estimated production in 2016 from 2015.  We do not expect to lose drilling opportunities at this spending level and have no significant lease expiration issues in 2016.  In addition, our plans include spending $84 million in 2016 for ARO, which is an increase from $33 million spent on ARO in 2015.  We continue to closely monitor current and forecasted prices to assess if changes are needed to our plans. See Risk Factors under Part I, Item 1A in this Form 10-K for additional information.

Business Strategy

Our business strategy is to acquire, explore and develop oil and natural gas reserves on the Outer Continental Shelf (“OCS”), the area of our historical success and technical expertise, which we believe has yielded desirable rates of return commensurate with our perception of risks.  The rapid and extended decline in crude oil, NGLs and natural gas prices that commenced in the second half of 2014 has created a great deal of uncertainty about future exploration and development.  We believe this uncertainty will continue until such time as commodity prices recover, at least partially from current levels, and show signs of stability, coupled with alignment of the costs of goods and services utilized in exploration and production with prevailing commodity prices.  We believe attractive acquisition opportunities will continue to become available in the Gulf of Mexico as the major integrated oil companies and other large independent oil and gas exploration and production companies continue to divest properties to focus on larger and more capital-intensive projects that better match their long-term strategic goals.  Also, we expect opportunities will arise as producers seek to divest their properties for short-term cash flow needs.  Our short-term focus is on conserving capital and maintaining liquidity, which may cause us to forgo these acquisition opportunities.

Our business strategy may need to be significantly altered to comply with supplementary bonding and other regulatory hurdles, which may have a material adverse impact our liquidity.  See Risk Factors under Part I, Item 1A and Financial Statements and Supplementary Data – Note 20 – Subsequent Events under Part II, Item 8 in this Form 10-K for additional information on this significant risk to our business and recent events.

We believe a portion of our Gulf of Mexico acreage has exploration potential below currently producing zones, including deep shelf reserves at subsurface depths greater than 15,000 feet.  Although the cost to drill deep shelf wells is significantly higher than shallower wells, the reserve targets are typically larger, and the use of existing infrastructure, when available, can increase the economic potential of these wells. Pursuit of acquisition opportunities in the Gulf of Mexico will be dependent on a number of factors, including commodity prices, access to capital markets, supplemental bonding requirements, other regulatory challenges, possible debt covenant restrictions, ARO and other cash needs of the business.  We plan to continue to evaluate opportunities to be prepared once conditions improve.

Competition

The oil and natural gas industry is highly competitive.  We currently operate in the Gulf of Mexico and compete for the acquisition of oil and natural gas properties primarily on the basis of price for such properties.  We compete with numerous entities, including major domestic and foreign oil companies, other independent oil and natural gas concerns and individual producers and operators.  Many of these competitors are large, well established companies that have financial and other resources substantially greater than ours.  Our ability to acquire additional oil and natural gas properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment and to finance acquisitions without compromising our available liquidity.  For a more thorough discussion of how competition could impact our ability to successfully complete our business strategy, see Risk Factors under Part I, Item 1A in this Form 10-K.

Oil and Natural Gas Marketing and Delivery Commitments

We sell our crude oil, NGLs and natural gas to third-party customers.  We are not dependent upon, or contractually limited to, any one customer or small group of customers.  However, in 2015, approximately 50% of our sales were to Shell Trading (US) Co. and 14% to J. P. Morgan, with no other customer comprising greater than 10% of our sales.  Due to the free trading nature of oil and natural gas markets in the Gulf of Mexico, we do not believe the loss of a single customer or a few customers would materially affect our ability to sell our production.  For our non-operated interests in the Mississippi Canyon 782 field (Dantzler) and the Mississippi Canyon 698 field (Big Bend), we are parties to contracts that obligate the delivery of certain minimum quantities to pipeline operators, but we have the unilateral right to adjust these minimum quantities at least semi-annually.  We do not have any other agreements which obligate us to deliver material quantities to third parties.

Regulation

General. Various aspects of our oil and natural gas operations are subject to extensive and continually changing regulation as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion.  Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members.  The Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) regulations, pursuant to the Outer Continental Shelf Lands Act (“OCSLA”), apply to our operations on Federal leases in the Gulf of Mexico.

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

The Federal Trade Commission, the FERC and the Commodity Futures Trading Commission (“CFTC”) hold statutory authority to monitor certain segments of the physical and futures energy commodities markets.  These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets.  With regard to our physical sales of crude oil or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority.

These departments and agencies have authority to grant and suspend operations, and have authority to levy substantial penalties for non-compliance.  Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.  See Risk Factors under Part I, Item 1A in this Form 10-K for certain risks related to these and other regulations.

Federal leases.  Most of our offshore operations are conducted on federal oil and natural gas leases.  These leases are awarded based on competitive bidding and contain relatively standardized terms.  These leases require compliance with detailed BOEM, BSEE, and other government agency regulations and orders that are subject to interpretation and change.  Included in the BOEM and BSEE regulations are regulations governing the plugging and abandonment of wells located offshore and, following cessation of operations, the removal or appropriate abandonment of all production facilities, structures and pipelines on the OCS (collectively, these activities are referred to as “decommissioning”).

Decommissioning and supplemental bonding requirements.  The BOEM requires that lessees demonstrate financial strength and reliability according to regulations, or post supplemental bonds or other acceptable assurances that such obligations will be satisfied.  Under BOEM’s Notice To Lessees #2008-N07, Supplemental Bond Procedures (“NTL #2008-N07”), the BOEM will waive its supplemental bonding requirements when a lessee or its guarantor meets the conditions contained in the NTL #2008-N07 that demonstrates financial strength and reliability.  One of the requirements of NTL #2008-N07 requires that the estimated cumulative decommissioning liability must be less than or equal to 50% of the lessee’s most recent independently audited calculation of net worth.  The significant reductions in crude oil and natural gas pricing since the middle of 2014 have adversely impacted the Company’s financial strength and have resulted in the Company no longer meeting the relevant financial strength and reliability criteria set forth in the NTL #2008-N07.  As a result, the BOEM is now demanding financial assurances to ensure our obligations will be satisfied.  We have had discussions with the BOEM and surety bond providers as to the amount, terms, availability, cost and collateral requirements related to securing additional surety bonds.  See Risk Factors under Part I, Item 1A and Financial Statements and Supplementary Data under Part II, Item 8 in this Form 10-K for more discussion on decommissioning and financial assurance requirements.

In September 2015, the BOEM issued proposed guidance describing revised supplemental bonding procedures related to obligations for decommissioning activities on the federal OCS.  If the proposed guidance is finalized as written, the regulations related to the NTL #2008-N07’s “waiver exemption” and amount of self-insurance allowed will change.  Among other things, the proposed guidance would eliminate the “waiver exemption” currently allowed by the BOEM, whereby lessees on the OCS meeting certain financial strength and reliability criteria are exempted from posting bonds or other acceptable financial assurances for such lessee’s decommissioning obligations.  Under the proposed guidance, qualifying operators would only be able to self-insure for an amount that is no more than 10% of their tangible net worth.  In addition, the proposed guidance would implement a phase-in period for establishing compliance with supplemental bonding obligations, whereby lessees may seek compliance with its supplemental bonding requirements under a “tailored plan” that is approved by the BOEM and would require securing the supplemental bonding amount in three approximately equal installments during a one-year period from the date of the BOEM approval of the tailored plan.  During December 2015, the BSEE issued a final rule requiring lessees to submit summaries of actual expenditures for decommissioning of wells, platforms, and other facilities required under the BSEE’s existing regulations.  The BSEE has reported that it will use this summary information to better estimate future decommissioning costs, and the BOEM may use the BSEE’s estimates to set the amount of required bonds or other forms of financial security in order to minimize the government’s risk of potential decommissioning liability.  See Risk Factors under Part I, Item 1A in this Form 10-K for more discussion on decommissioning and supplemental bonding requirements.

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

The OCSLA, which is administered by the BOEM and the FERC, requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service.  One of the FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers working in the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines.  The BOEM issued a final rule, effective August 2008 that implements a hotline, alternative dispute resolution procedures, and complaint procedures for resolving claims of having been denied open and nondiscriminatory access to pipelines on the OCS.

In December 2007, the FERC issued rules (“Order 704”) requiring that any market participant, including a producer such as us, that engages in wholesale sales or purchases of natural gas that equal or exceed 2.2 million British thermal units (“MMBtu”) during a calendar year must annually report, starting May 2009, such sales and purchases to the FERC to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices.  It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704.  Order 704 also requires market participants to indicate whether they report prices to any index publishers, and if so, whether their reporting complies with FERC’s policy statement on price reporting.  These rules are intended to increase the transparency of the wholesale natural gas markets and to assist the FERC in monitoring such markets and in detecting market manipulation.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state legislatures, state commissions and the courts.  The natural gas industry historically has been very heavily regulated.  As a result, there is no assurance that the less stringent regulatory approach pursued by the FERC, Congress and the states will continue.

While these federal and state regulations for the most part affect us only indirectly, they are intended to enhance competition in natural gas markets.  We cannot predict what further action the FERC, the BOEM or state regulators will take on these matters; however, we do not believe that any such action taken will affect us differently, in any material way, than other natural gas producers with which we compete.

Oil and NGLs transportation rates.  Our sales of crude oil, condensate and NGLs are not currently regulated and are transacted at market prices.  In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act.  The price we receive from the sale of crude oil and NGLs is affected by the cost of transporting those products to market.  Interstate transportation rates for crude oil, NGLs and other products are regulated by the FERC.  In general, interstate crude oil, condensate and NGL pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market based rates may be permitted in certain circumstances. The FERC has established an indexing system for such transportation, which generally allows such pipelines to take an annual inflation-based rate increase.

In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes and regulations.  As it relates to intrastate crude oil, condensate and natural gas liquids pipelines, state regulation is generally less rigorous than the federal regulation of interstate pipelines.  State agencies have generally not investigated or challenged existing or proposed rates in the absence of shipper complaints or protests, which are infrequent and are usually resolved informally.

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

Environmental Regulations

General. We are subject to complex and stringent federal, state and local environmental laws.  These laws, among other things, govern the issuance of permits to conduct exploration, drilling and producing operations, the amounts and types of materials that may be released into the environment, the discharge and disposal of waste materials, the remediation of contaminated sites and the reclamation and abandonment of wells, sites and facilities.  Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply.  Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person.  Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas.  In addition, state laws often require various forms of remedial action to prevent and address pollution, such as the closure of inactive oil and gas waste pits and the plugging of abandoned wells.  The regulatory burden on the oil and gas industry increases our cost of doing business and consequently affects our profitability.  The remediation, reclamation and abandonment of wells, platforms and other facilities in the Gulf of Mexico may require us to incur significant costs.  These costs are considered a normal, recurring cost of our on-going operations.  Our domestic competitors are generally subject to the same laws and regulations.

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

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites.  RCRA currently excludes drilling fluids, produced waters and certain other wastes associated with the exploration, development or production of oil and natural gas from regulation as “hazardous waste.”  Disposal of such non-hazardous oil and natural gas exploration, development and production wastes is usually regulated by state law.  Other wastes handled at exploration and production sites or generated in the course of providing well services may not fall within this exclusion.  Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future.  From time to time, various environmental groups have challenged the Environmental Protection Agency’s (“EPA”) exemption of certain oil and gas wastes from RCRA, and legislation is frequently proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of “hazardous wastes,” either of which could potentially subject such wastes to more stringent handling, disposal and cleanup requirements.  Additionally, Naturally Occurring Radioactive Materials (“NORM”) may contaminate minerals extraction and processing equipment used in the oil and natural gas industry.  The waste resulting from such contamination is regulated by federal and state laws.  Standards have been developed for: worker protection; treatment, storage, and disposal of NORM and NORM waste; management of NORM-contaminated waste piles, containers and tanks; and limitations on the relinquishment of NORM contaminated land for unrestricted use under RCRA and state laws.  We do not anticipate any material expenditures in connection with our compliance with RCRA and applicable state laws related to NORM waste.

Air Emissions and Climate Change.  Air emissions from our operations are subject to the Federal Clean Air Act (“CAA”) and comparable state and local requirements.  We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.  In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources.

Moreover, the U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of greenhouse gases.  These efforts have included consideration of cap-and-trade programs, carbon taxes, and greenhouse gas monitoring and reporting programs.  In the absence of federal greenhouse gas limitations, the EPA has determined that greenhouse gas emissions present a danger to public health and the environment, and it has adopted regulations that, among other things, restrict emissions of greenhouse gases under existing provisions of the CAA and may require the installation of control technologies to limit emissions of greenhouse gases.  These regulations would apply to any new or significantly modified facilities that we construct in the future that would otherwise emit large volumes of greenhouse gases together with other criteria pollutants.  Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of greenhouse gas emissions from specified offshore production sources. See Risk Factors under Part I, Item 1A of this Form 10-K for further discussion.

Water Discharges.  The primary federal law for oil spill liability is the Oil Pollution Act (the “OPA”) which amends and augments oil spill provisions of the federal Water Pollution Control Act (the “Clean Water Act”).  OPA imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters, including the OCS or adjoining shorelines.  A liable “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located.  OPA assigns joint and several, strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil and natural resource damages and economic damages suffered by persons adversely affected by an oil spill.  Although defenses exist to the liability imposed by OPA, they are limited.  In addition, the BOEM has finalized rules that raise OPA’s damages liability cap from $75 million to $134 million.  OPA requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill, and to prepare and submit for approval oil spill response plans.  These oil spill response plans must detail the action to be taken in the event of a spill; identify contracted spill response equipment, materials, and trained personnel; and identify the time necessary to deploy these resources in the event of a spill.  In addition, OPA currently requires a minimum financial responsibility demonstration of between $35 million and $150 million for companies operating on the OCS.  We are currently required to demonstrate, on an annual basis, that we have ready access to $150 million that can be used to respond to an oil spill from our facilities on the OCS.  As a result of the BP Deepwater Horizon incident, legislation has been proposed in Congress to increase the minimum level of financial responsibility to $300 million or more.

The Clean Water Act and comparable state laws impose restrictions and strict controls regarding the monitoring and discharge of pollutants, including produced waters and other natural gas wastes, into federal and state waters.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state.  The EPA has also adopted regulations requiring certain onshore oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.  Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our onshore facilities.  Obtaining permits has the potential to delay the development of oil and natural gas projects.  These same regulatory programs also limit the total volume of water that can be discharged, hence limiting the rate of development, and require us to incur compliance costs.  Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil.  We currently maintain all required discharge permits necessary to conduct our operations, and historically, our environmental compliance costs have not had a material adverse effect on our results of operations. However, there can be no assurance that such costs will not be material in the future.

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

Federal Lease Stipulations include regulations regarding the taking of protected marine species (sea turtles, marine mammals, Gulf sturgeon and other listed marine species).  Historically, our compliance costs for the protection of marine species have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future.

Certain flora and fauna that have been officially classified as “threatened” or “endangered” are protected by the Endangered Species Act (“ESA”).  This law prohibits any activities that could “take” a protected plant or animal or reduce or degrade its habitat area.  We conduct operations on leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist.  We own a platform in the Gulf of Mexico located in a National Marine Sanctuary.  As a result, we are subject to additional federal regulation, including regulations issued by the National Oceanic and Atmospheric Administration.  Unique regulations related to operations in a sanctuary include prohibition of drilling activities within certain protected areas, restrictions on the types of water and other substances that may be discharged, required depths of discharge in connection with drilling and production activities and limitations on mooring of vessels.

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

Financial Information

We operate our business as a single segment. See Selected Financial Data under Part II, Item 6 and Financial Statements and Supplementary Data under Part II, Item 8 in this Form 10-K for our financial information.

Seasonality

For a discussion of seasonal changes that affect our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Inflation and Seasonality under Part II, Item 7 in this Form 10-K.

Employees

As of December 31, 2015, we employed 297 people.  We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages.  We consider our relations with our employees to be good.

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

Risks Relating to Our Industry, Our Business and Our Financial Condition

Further declines in crude oil, NGLs and natural gas prices or an extended period of currently depressed prices will adversely affect our business, financial condition, cash flow, liquidity or results of operations and our ability to meet our capital expenditure obligations and financial commitments and to implement our business strategy.

The price we receive for our crude oil, NGLs and natural gas production directly affects our revenues, profitability, access to capital and future rate of growth.  Crude oil, NGLs and natural gas are commodities and are subject to wide price fluctuations in response to relatively minor changes in supply and demand.  The continuing depressed prices for our crude oil, NGLs and natural gas production have substantially decreased our revenues on a per unit basis and have also reduced the amount of crude oil, NGLs and natural gas that we can produce economically. Historically, the markets for crude oil, NGLs and natural gas have been volatile and will likely continue to be volatile in the future.  The prices we receive for our production and the volume of our production depend on numerous factors beyond our control.  These factors include the following:

•	changes in global supply and demand for crude oil, NGLs and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);
•	the price and quantity of imports of foreign crude oil, NGLs, natural gas and liquefied natural gas;
•	acts of war, terrorism or political instability in oil producing countries;
•	economic conditions;
•	political conditions and events, including embargoes, affecting oil-producing activities;
•	the level of global oil and natural gas exploration and production activities;
•	the level of global crude oil, NGLs and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	the price and availability of alternative fuels; and
•	geographic differences in pricing.

The prices of crude oil, domestic natural gas and NGLs have declined substantially since June 2014.  The price of West Texas Intermediate (“WTI”) crude oil has decreased from over $100.00 per barrel in the middle of June 2014 to below $30.00 per barrel in January and February 2016.  This decrease in prices has impacted companies throughout the oil and gas industry.  Natural gas and NGLs prices have been negatively affected by excess natural gas production, high levels of stored natural gas and weather conditions affecting demand.  In recent months, Henry Hub spot prices for natural gas declined below $1.80 per Mcf in December 2015 compared to more than $4.40 per Mcf in January 2014.  Recent development activities in shale and other resource plays have the potential to yield a significant amount of natural gas and NGLs production, as well as natural gas and NGLs produced in connection with domestic oil drilling activities.  The potential increases in natural gas supplies resulting from the large-scale development of these unconventional resource reserves could continue to have an adverse impact on the price of natural gas and NGLs.  An environment of further or continued lower crude oil, NGLs and natural gas prices would materially and adversely affect our future business, financial condition, results of operations, liquidity, ability to finance planned capital expenditures, ability to repay any borrowing base deficiencies under the Fifth Amended and Restated Credit Agreement, as amended, (the “Credit Agreement”), to secure supplemental bonding, to secure collateral for such bonding, if required, and to meet our other financial obligations.

The borrowing base under our Credit Agreement may be reduced by our lenders and we are required to repay borrowings that exceed the borrowing base within 90 days in three equal monthly payments.

As of the time of the filing of this report, we have substantially borrowed the entire availability on our revolving bank credit facility under the Credit Agreement.  Availability of borrowings and letters of credit under the Credit Agreement is determined by establishment of a borrowing base, which is periodically redetermined during the year based on our lenders’ view of crude oil, NGLs and natural gas prices and on our proved reserves.  The borrowing base under the Credit Agreement was reduced during 2015, and was $350 million as of December 31, 2015, compared to $750 million as of December 31, 2014.  The lower borrowing base was primarily due to declines in commodity prices.  On February 26, 2015, we announced that we had borrowed $340 million, which was substantially all of our available borrowings under our Credit Agreement.  Our current borrowing base is in the process of being redetermined by our lenders and we expect there will be a reduction in our borrowing base.  The borrowing base could be further reduced in the future as a result of the continued impact of low commodity prices, our lenders’ outlook for future prices or our inability to replace reserves as a result of constrained capital spending.  To the extent borrowings and letters of credit outstanding exceed the redetermined borrowing base, such excess or deficiency is required to be repaid within 90 days in three equal monthly payments.  In addition to the borrowing base limitation, the Credit Agreement limits our ability to incur additional indebtedness if we cannot comply with specified financial covenants and ratios.

We may not have the financial resources in the future to repay an excess or deficiency resulting from a borrowing base redetermination as required under our Credit Agreement, which could result in an event of default.  Additionally, a material reduction of our current cash position could substantially limit our ability to comply with other cash needs, such as collateral needs for existing or additional supplemental surety bonds issued to BOEM for our decommissioning obligations.  Further, the failure to repay an excess or deficiency that may result from a borrowing base redetermination under our Credit Agreement may result in a cross-default under our $300 million second lien term loan (the “9.00% Term Loan”) and our senior notes (the “8.50% Senior Notes”).  Sustained or lower crude oil, NGLs and natural gas prices in the future would continue to adversely affect our cash flow, which could result in further reductions in our borrowing base, adversely affect prospects for alternate credit availability or affect our ability to satisfy our covenants and ratios under our Credit Agreement.

We may be unable to provide the financial assurances demanded by the BOEM to cover our lease decommissioning obligations in the amounts and under the time periods required by the BOEM.  If extensions and modifications to the BOEM’s current or future demands are needed and cannot be obtained, the BOEM could elect to take actions that would materially adversely impact our operations and our properties, including commencing proceedings to suspend our operations or cancel our federal offshore leases.

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations or post surety bonds or other acceptable financial assurances that such decommissioning obligations will be satisfied.  Prior to 2015, we were partially exempt from providing such financial assurances under our corporate structure.  The significant and sustained decline in crude oil and natural gas prices, however, has resulted in the Company no longer meeting the relevant financial strength and reliability criteria for such exemptions set forth in the current regulations and procedures of the BOEM.  As a result, we were notified by the BOEM in 2015 that the Company was no longer eligible for any exemption from providing financial assurances to the BOEM.  Since receiving such notification, we have had discussions with the BOEM as to the amount and the properties in which the BOEM is seeking financial assurances, and with surety bond issuers as to the amount, terms, availability, cost and collateral requirements of obtaining additional surety bonds.

In February and March 2016, we received several demands from the BOEM ordering the Company to secure financial assurances in the form of additional surety bonds in the aggregate of $260.8 million, with amounts specified with respect to certain designated leases and rights of way.  The bonds are to be secured on or before March 29, 2016.  As of the date of filing this Form 10-K, we have not obtained these additional supplemental bonds, or acceptable replacement collateral or other financial assurances.  We may seek to utilize different forms of financial assurances, but cannot provide assurance these different forms of collateral will be acceptable to the BOEM.

We could in the future receive further demands from the BOEM for additional surety bonds covering our obligations under other leases or the BOEM could increase the amount of financial assurance required for certain leases.  In addition, the BOEM has issued proposed guidance describing revised supplemental bonding procedures related to obligations for decommissioning activities on the federal OCS.  Were the BOEM to finalize this proposed guidance and issue revised regulations and procedures on supplemental bonding, this could result in additional demands for surety bonds or other financial assurances.

If we fail to comply with the current or future orders of the BOEM to provide additional surety bonds or other financial assurances, the BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, ordering suspension of operations or production, or initiating procedures to cancel leases, which, if upheld, would have a material adverse effect on our business, properties, results of operations and financial condition.

We may be required to post cash collateral pursuant to our agreements with sureties under our existing bonding arrangements, which could have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan, our ARO plan and comply with our existing debt instruments.

Pursuant to the terms of our agreements with various sureties under our existing bonding arrangements or under any additional bonding arrangements we may enter into, we may be required to post collateral at any time, on demand, at the surety’s discretion.  We have received demands for additional collateral from several of our existing sureties.  The additional collateral we may be required to provide to support surety bond obligations would probably be in the form of cash or letters of credit.  Given current commodity prices’ effect on our creditworthiness and the willingness of the surety to post bonds without the requisite collateral, we cannot provide assurance that we will be able to satisfy collateral demands for current bonds or for additional bonds to comply with supplemental bonding requirements of the BOEM.

If we are required to provide collateral in the form of cash or letters of credit, our liquidity position will be negatively impacted and may require us to seek alternative financing.  To the extent we are unable to secure adequate financing; we may be forced to reduce our capital expenditures in future years.  In addition, a reduction in our liquidity may impair our ability to comply with the financial and other restrictive covenants in our indebtedness.  Moreover, if we default on our Credit Agreement, then we would need a waiver or amendment from our bank lenders to prevent the acceleration of the outstanding debt under our Credit Agreement.  There is no assurance that the bank lenders will waive or amend the Credit Agreement.  Realization of any of these factors could have a material adverse effect on our financial condition, results of operations and cash flows.

We have a significant amount of indebtedness.  Our leverage and debt service obligations may have a material adverse effect on our financial condition, results of operations and business prospects, and we may have difficulty paying our debts as they become due.

As of December 31, 2015, we had approximately $1.2 billion in principal amount of debt and in February 2016, we borrowed $340 million on our revolving bank credit facility, which was substantially the amount available.  Our debt obligations could have important consequences.  For example, they could:

•increase our vulnerability to general adverse economic and industry conditions;

•

limit our ability to fund future working capital requirements, capital expenditures and ARO, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets;

•

limit our opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal on our debt obligations or to comply with any restrictive terms of our debt obligations;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•impair our ability to obtain additional financing in the future; and

•place us at a competitive disadvantage compared to our competitors that have less debt.

Any of the above listed factors could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our ability to pay our expenses and fund our working capital needs and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors.  We will not be able to control many of these factors, such as commodity prices, other economic conditions and governmental regulation.  We have fully drawn on our revolving bank credit facility for liquidity, and the borrowing base under our Credit Agreement is subject to redetermination.  Substantially all of our oil, NGLs and natural gas properties are pledged as collateral under our Credit Agreement and under our 9.00% Term Loan.   Sustained or lower crude oil, NGLs and natural gas prices in the future will continue to adversely affect our cash flow and could result in further reductions in our borrowing base, reduce prospects for alternate credit availability, and affect our ability to satisfy the covenants and ratios under our Credit Agreement.  Further asset sales may also reduce available collateral and availability under our Credit Agreement.  In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations.

If we are unable to service our indebtedness and other obligations, we may be required to restructure or refinance all or part of our existing debt, sell assets, reduce capital expenditures, borrow more money or raise equity.  We may not be able to restructure or refinance our debt, reduce capital expenditures, sell assets, borrow more money or raise equity on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness.  In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness is uncertain and will be affected by our future performance and events or circumstances beyond our control.  Failure to comply with these covenants would result in an event of default under such indebtedness, the potential acceleration of our obligation to repay outstanding debt and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness.  Any of the above risks could have a material adverse effect on our business, financial condition, cash flows and results of operations and could lead to a restructuring.

We may be unable to access the equity or debt capital markets to meet our obligations.

Sustained or lower crude oil, NGLs and natural gas prices will adversely affect our cash flow and may lead to further reductions in the borrowing base, which could also lead to reduced prospects for alternate credit availability.  The capital markets we have historically accessed as an alternative source of equity and debt capital are currently constrained to such an extent that they are virtually inaccessible.  Other capital sources may arise with significantly different terms and conditions.  These limitations in the capital markets may affect our ability to grow and limit our ability to replace our reserves of oil and gas.

Our plans for growth require regular access to the capital and credit markets.  If the debt or equity capital markets do not improve, or if we are unable to access alternative means of financing on acceptable terms, we may be unable to implement our drilling and development plans, make acquisitions or otherwise carry out our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

If crude oil, NGLs and natural gas prices stay at their current levels or decrease further, we will likely be required to further write down the carrying values and/or the estimates of total reserves of our oil and natural gas properties.

Accounting rules applicable to us require that we review the carrying value of our oil and natural gas properties quarterly for possible impairment.  Impairment of proved properties under our full cost oil and gas accounting method is largely driven by the present value of future net revenues of proved reserves estimated using SEC mandated 12-month unweighted first-day-of-the-month commodity prices.  In addition to commodity prices, impairment assessments of proved properties include the evaluation of development plans, production data, economics and other factors.  As crude oil, natural gas and NGLs prices declined in 2015, we incurred impairment charges in each quarter in 2015 totaling $987 million for the year.  Such write-downs constitute a non-cash charge to earnings.  Prices in January and February of 2016 were substantially below average prices in 2015.  As a result,  we anticipate further material impairment charges will likely occur in 2016.  You should not assume that the $966 million present value of estimated future net revenues from our proved oil and gas reserves, PV-10, or our $617 million PV-10 after ARO, from our proved oil and natural gas reserves shown elsewhere in this Form 10-K represents a current market value of our estimated oil and natural gas reserves.  PV-10 and PV-10 after ARO are not financial measures defined under GAAP.  For additional information about our proved reserves and a reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows, see Properties – Proved Reserves under Part I, Item 2 in this Form 10-K.

In accordance with SEC requirements, we determine the estimated discounted future net cash flows from our proved reserves and the related PV-10 and the standardized measure using the 12-month unweighted first-day-of-the-month average price for each product and estimated costs in effect on the date of the estimate.  Actual future prices and costs may differ materially from those used in the present value estimate.  For example, the average price before adjustments used in the standardized measure of discounted cash flows for December 31, 2015 for WTI crude oil was $46.79 per barrel and the price of WTI crude oil during January and February 2016 has dropped below $30.00 per barrel on various days during these two months.  No assurance can be given that we will not experience additional ceiling test impairments in future periods, which could have a material adverse effect on our results of operations in the periods taken.  As a result of lower crude oil, NGLs and natural gas prices and a corresponding reduction in our capital expenditure budget for 2016, we may also reduce our estimates of the reserve volumes that may be economically recovered, which would reduce the total value of our proved reserves.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Critical Accounting Policies – Impairment of oil and natural gas properties under Part II, Item 7 and Financial Statements and Supplementary Data – Note 1 – Significant Accounting Policies under Part II, Item 8 in this Form 10-K for additional information on the ceiling test, including a sensitivity analysis of our December 31, 2015 ceiling test write down based on updated pricing.

We may be limited in our ability to maintain proved undeveloped reserves under current SEC guidance.

Current SEC guidance requires proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are reasonably certain to be drilled within five years of the date of booking.  This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program.  If current low price conditions persist, we also may be compelled to further postpone the drilling of proved undeveloped reserves until prices recover.  If we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may have to write off reserves previously recognized as proved undeveloped.  In addition, if we are unable to demonstrate funding sources for our development plan with reasonable certainty, we may have to write-off all or a portion of our proved undeveloped reserves.

Our proved undeveloped reserves require additional future expenditures and/or activities to convert these into producing reserves. As circumstances change, we cannot provide assurance that all future expenditures will be made and that activities will be entirely successful in converting these reserves.  Additionally, we are not the operator for approximately 12% of our proved undeveloped reserves, so we may not be in a position to control the timing of all development activities.  Furthermore, there can be no assurance that all of our undeveloped will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

Relatively short production periods for our Gulf of Mexico properties subject us to high reserve replacement needs and require significant capital expenditures to replace our reserves at a faster rate than companies whose reserves have longer production periods.  Our failure to replace those reserves would result in decreasing reserves, production and cash flows over time.

Unless we conduct successful development and exploration activities at sufficient levels or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced.  Producing oil and natural gas reserves are generally characterized by declining production rates that vary depending upon reservoir characteristics and other factors.  High production rates generally result in recovery of a relatively higher percentage of reserves during the initial few years of production.  The majority of our current production is from the Gulf of Mexico.  Reserves in the Gulf of Mexico generally decline more rapidly than from reserves in many other producing regions of the United States.  Our independent petroleum consultant estimates that 55% of our total proved reserves will be depleted within three years.  As a result, our need to replace reserves and production from new investments is relatively greater than that of producers who recover lower percentages of their reserves over a similar time period, such as those producers who have a larger portion of their reserves in areas other than the Gulf of Mexico.  We may not be able to develop, find or acquire additional reserves in sufficient quantities to sustain our current production levels or to grow production beyond current levels.  In addition, due to the significant time requirements involved with exploration and development activities, particularly for wells in the deepwater or wells not located near existing infrastructure, actual oil and natural gas production from new wells may not occur, if at all, for a considerable period of time following the commencement of any particular project.

Significant capital expenditures are required to replace our reserves.  If we are not able to replace reserves, we will not be able to sustain production at current levels.

Our future success depends largely upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable.  Unless we replace the reserves we produce through successful exploration, development or acquisition activities, our proved reserves and production will decline over time.  Our exploration, development and acquisition activities require substantial capital expenditures.  Historically, we have funded our capital expenditures and acquisitions with cash on hand, cash provided by operating activities, securities offerings and bank borrowings.  The capital markets we have historically accessed are currently constrained and we believe our access to capital markets remains limited at this time.  We have substantially reduced our capital budget for 2016 in order to conserve capital and due to the lower returns from drilling in light of currently depressed oil and gas prices.  Future cash flows are subject to a number of variables, such as the level of production from existing wells, the prices of oil, NGLs and natural gas, and our success in developing and producing new reserves.  Any reductions in our capital expenditures to stay within internally generated cash flow (which could be adversely affected by declining commodity prices) and cash on hand will make replacing produced reserves more difficult.  These limitations in the capital markets and our recently constrained capital budget adversely affect our ability to sustain our production at current levels, which are expected to be slightly lower in 2016, but then lower in future years due to natural production declines.  We cannot be certain that financing for future capital expenditures will be available if needed, and to the extent required, on acceptable terms. For additional financing risks, see “– Risks Related to Financings.”

Additional deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration and oil spill-response plans, and other related restrictions arising after the Deepwater Horizon incident in the Gulf of Mexico may have a material adverse effect on our business, financial condition, or results of operations.

In response to the Deepwater Horizon incident in the Gulf of Mexico in April 2010, the federal government, acting through the U.S. Department of the Interior and its implementing agencies that have since evolved into the present day BOEM and BSEE, have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters.  These governmental agencies have implemented and enforced new rules, Notices to Lessees and Operators and temporary drilling moratoria that impose safety and operational performance measures on exploration, development and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities.  Compliance with these added and more stringent regulatory restrictions in addition to any uncertainties or inconsistencies in current decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development and oil spill-response plans could adversely affect or delay new drilling and ongoing development efforts.  Moreover, these governmental agencies are continuing to evaluate aspects of safety and operational performance in the Gulf of Mexico and, as a result, developing and implementing new, more restrictive requirements.

Among other adverse impacts, these additional measures could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding requirements and incurrence of associated added costs, limit operational activities in certain areas, or cause us to incur penalties or shut-in production at one or more of our facilities.  Since the adoption of these new regulatory requirements, the BOEM has been taking longer to review and approve permits for new wells than was common prior to the Deepwater Horizon incident.  These new requirements also increase the cost of preparing permit applications and increase the cost of each new well, particularly for wells drilled in the deepwater on the OCS.   Additional federal action is likely.  For example, in April 2015, BSEE released a proposed rule containing more stringent standards relating to well control equipment used in connection with offshore well drilling operations.  The proposed standards focus on blowout preventers, along with well design, well control, casing, cementing, real-time well monitoring, and subsea containment requirements.   If similar material spill incidents were to occur in the future, the United States or other countries could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development.  We cannot predict with any certainty the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

Further, the deepwater areas of the Gulf of Mexico (as well as international deepwater locations) lack the degree of physical and oilfield service infrastructure present in shallower waters.  Therefore, despite our oil spill-response capabilities, it may be difficult for us to quickly or effectively execute any contingency plans related to future events similar to the Deepwater Horizon incident.  The matters described above, individually or in the aggregate, could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and operations.

We could be exposed to uninsured losses in the future.  The occurrence of a significant accident or other event not covered in whole or in part by our insurance could have a material adverse impact on our financial condition and operations.  Our insurance does not protect us against all operational risks.  We do not carry business interruption insurance.  In May and June 2015, we renewed our insurance policies covering well control, hurricane damage, general liability and pollution.  These policies reduce, but do not totally mitigate, our risk as we are exposed to amounts for retention and co-insurance, limits on coverage and some events that are not insured.  These policies expire in May and June 2016.  We also have other smaller per-occurrence retention amounts for various other events.  In addition, pollution and environmental risks are generally not fully insurable, as gradual seepage and pollution are not covered under our policies.  Because third-party drilling contractors are used to drill our wells, we may not realize the full benefit of workmen’s compensation laws in dealing with their employees.

OPA requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill.  We are currently required to demonstrate, on an annual basis, that we have ready access to $150 million that can be used to respond to an oil spill from our facilities on the OCS.  As a result of the BP Deepwater Horizon incident, legislation has been proposed in Congress from time to time to increase the minimum level of financial responsibility to $300 million or more.  If OPA is amended to increase the minimum level of financial responsibility to $300 million, we may experience difficulty in providing financial assurances sufficient to comply with this requirement.  We cannot predict at this time whether OPA will be amended, or whether the level of financial responsibility required for companies operating on the OCS will be increased.  In any event, if an oil discharge or substantial threat of discharge were to occur, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

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

In the past, hurricanes in the Gulf of Mexico have caused catastrophic losses and property damage.  Well control insurance coverage has become more limited at times and the cost of such coverage has become both more costly and more volatile at times.  The insurance market may change dramatically in the future due to the major oil spills, such as BP’s Macondo well in the deepwater Gulf of Mexico occurring in 2010.  As of December 31, 2015, virtually all of our PV-10 value of proved reserves is on platforms that are covered under our current insurance policies for named windstorm damage, but these policies only cover a portion of the risk.

  In the future, our insurers may not continue to offer us the type and level of our current coverage, or our costs may increase substantially as a result of increased premiums and there could be an increased risk of uninsured losses that may have been previously insured.  We are also exposed to the possibility that in the future we will be unable to buy insurance at any price or that if we do have claims, the insurance companies will not pay our claims.  The occurrence of any or all of these possibilities could have a material adverse effect on our financial condition and results of operations.

Commodity derivative positions may limit our potential gains.

In order to manage our exposure to price risk in the marketing of our oil and natural gas, we periodically enter into oil and natural gas price commodity derivative positions with respect to a portion of our expected production.  While these commodity derivative positions are intended to reduce the effects of volatile crude oil and natural gas prices, they may also limit future income if crude oil and natural gas prices were to rise substantially over the price established by such positions.  In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil, NGLs and natural gas and securing trained personnel.  Many of our competitors have financial resources that allow them to obtain substantially greater technical expertise and personnel than we have.  We actively compete with other companies in our industry when acquiring new leases or oil and natural gas properties.  For example, new leases acquired from the BOEM are acquired through a “sealed bid” process and are generally awarded to the highest bidder.  Our competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit.  Our competitors may also be able to pay more for productive oil and natural gas properties and exploratory prospects than we are able or willing to pay or finance.  On the acquisition opportunities made available to us, we compete with other companies in our industry for such properties through a private bidding process, direct negotiations or some combination thereof.  Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties that generate acceptable rates of return under forecast future prices and costs.  Our competitors may have significantly more capital resources and less expensive sources of capital for these prospects.  If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.  The availability of properties for acquisition depends largely on the divesting practices of other oil and natural gas companies, commodity prices, general economic conditions and other factors we cannot control or influence.  Additional requirements and limitations recently imposed on us and our ability to finance such acquisitions may put us at a competitive disadvantage for acquiring properties.  These risks are described above in the risk factor entitled: We may be unable to provide the financial assurances demanded by the BOEM to cover our lease decommissioning obligations in the amounts and under the time periods required by the BOEM.  If extensions and modifications to the BOEM’s current or future demands are needed and cannot be obtained, the BOEM could elect to take actions that would materially adversely impact our operations and our properties, including commencing proceedings to suspend our operations or cancel our federal offshore leases.

We conduct exploration, development and production operations on the deep shelf and in the deepwater of the Gulf of Mexico, which presents unique operating risks.

The deep shelf and the deepwater of the Gulf of Mexico are areas that have had less drilling activity due, in part, to their geological complexity, depth and higher cost to drill and ultimately develop.  There are additional risks associated with deep shelf and deepwater drilling that could result in substantial cost overruns and/or result in uneconomic projects or wells.  Deeper targets are more difficult to interpret with traditional seismic processing.  Moreover, drilling costs and the risk of mechanical failure are significantly higher because of the additional depth and adverse conditions, such as high temperature and pressure.  For example, the drilling of deepwater wells requires specific types of rigs with significantly higher day rates, as compared to the rigs used in shallower water.  Deepwater wells have greater mechanical risks because the wellhead equipment is installed on the sea floor.  Deepwater development costs can be significantly higher than development costs for wells drilled on the conventional shelf because deepwater drilling requires larger installation equipment, sophisticated sea floor production handling equipment, expensive state-of-the-art platforms and infrastructure investments.  Deep shelf development can also be more expensive than conventional shelf projects because deep shelf development requires more drilling days and higher drilling and service costs due to extreme pressure and temperatures associated with greater depths.  Accordingly, we cannot assure you that our oil and natural gas exploration activities in the deep shelf, the deepwater and elsewhere will be commercially successful.

Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations are concentrated in the Gulf of Mexico.

We are required to record a liability for the present value of our ARO to plug and abandon inactive non-producing wells, to remove inactive or damaged platforms, facilities and equipment, and to restore the land or seabed at the end of oil and natural gas production operations.  These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths.  Estimating future restoration and removal costs in the Gulf of Mexico is especially difficult because most of the removal obligations may be many years in the future, regulatory requirements are subject to change or such requirements may be interpreted more restrictively, and asset removal technologies are constantly evolving, which may result in additional or increased costs.  As a result, we may make significant increases or decreases to our estimated ARO in future periods.  For example, because we operate in the Gulf of Mexico, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes.  The estimated cost to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged or toppled rather than structurally intact.  Accordingly, our estimate of future ARO could differ dramatically from what we may ultimately incur as a result of platform damage.

During 2015, the additional bonding requirements under the BOEM’s existing NTL #2008-N07 have increased the costs of our operations and availability of such bonds has been decreasing rapidly due to the decreases in commodity prices.  In addition, the demand received from the BOEM in February 2016 will increase our costs and impact our liquidity in the future.  The BOEM’s proposed guidance or any issuance of a revised NTL that will replace the existing NTL #2008-N07 on supplemental bonding is likely to further increase such costs and decrease such bond availability.  In addition, increased demand for salvage contractors and equipment could result in increased costs for plugging and abandonment operations.  These items have, and may, further increase our costs and may impact our liquidity adversely.

We may be obligated to pay costs related to other companies that have filed for bankruptcy or have indicated they are unable to pay their share of costs in joint ownership arrangements.

In our contractual arrangements of joint ownership of oil and gas interests with other companies, we are obligated to pay our share of operating, capital and decommission costs, and have the right to a share of revenues after royalties and certain other cash inflows.  If one of the companies in the arrangement is unable to pay its agreed upon share of costs, generally the other companies in the arrangement are obligated to pay the non-paying company’s obligations.  Under joint operating agreements among working interest owners, the non-paying company would typically lose the right to future revenues, which would be distributed to the other companies in the arrangement.  If future revenues are insufficient to defray these additional costs, especially in case where the well has stopped producing and is being decommissioned, we would be obligated to pay certain costs.  In addition, the liability to the U.S. Government for obligations of lessees under federal oil and gas leases, including obligations for decommissioning costs, is generally joint and several among the various co-owners of the lease, which means that any single owner may be liable to the U.S. Government for the full amount of all lessees’ obligations under the lease.  In certain circumstances, we also could be liable for decommissioning liabilities on federal oil and gas leases that we previously owned and the assignee is bankrupt or unable to pay its decommissioning costs.  For example, we have received a demand for payment of such costs related to property interests that were sold several years ago.  These indirect obligations would affect our costs, operating profits and cash flows negatively and could be substantial.

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

Our oil and natural gas exploration and production activities, including well stimulation and completion activities, involve a variety of operating risks, including:

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

Offshore operations are also subject to a variety of operating risks related to the marine environment, such as capsizing, collisions and damage or loss from tropical storms, hurricanes or other adverse weather conditions.  These conditions can cause substantial damage to facilities and interrupt production.  Companies that incur environmental liabilities frequently also confront third-party claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.  Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.  We may have liability for releases of hazardous substances at our properties by prior owners, operators, other third parties, or at properties we have sold.  As a result, we could incur substantial liabilities that could reduce or eliminate funds available for exploration, development and acquisitions or result in the loss of property and equipment.

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

Because a majority of our properties could experience the same conditions at the same time, these conditions could have a greater impact on our results of operations than they might have on other operators who have properties over a wider geographic area.  For example, net production of approximately 8.7 Bcfe was deferred as a result of damage caused primarily by Hurricane Ike in 2009 and Hurricane Isaac caused net production deferral of approximately 2.9 Bcfe in 2012.  In 2015 and 2014, we experienced production deferrals of similar levels due to other events, such as pipeline shut-ins.

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

Our business strategy includes growing by making acquisitions, which may include acquisitions of exploration and production companies, producing properties and undeveloped leasehold interests.  Our acquisition of oil and natural gas properties requires assessments of many factors that are inherently inexact and may be inaccurate, including the following:

•	acceptable prices for available properties;
•	amounts of recoverable reserves;
•	estimates of future crude oil, NGLs and natural gas prices;
•	estimates of future exploratory, development and operating costs;
•	estimates of the costs and timing of plugging and abandonment; and
•	estimates of potential environmental and other liabilities.

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

The process of estimating oil and natural gas reserves is complex.  It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors.  Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves at December 31, 2015.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Oil and natural gas reserve quantities, under Part II, Item 7 for a discussion of the estimates and assumptions about our estimated oil and natural gas reserves information reported in Business under Part I, Item 1, Properties under Part I, Item 2 and Financial Statements and Supplementary Data – Note 21 – Supplemental Oil and Gas Disclosures under Part II, Item 8 in this Form 10-K.

In order to prepare our year-end reserve estimates, our independent petroleum consultant projected our production rates and timing of development expenditures.  Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data.  The extent, quality and reliability of this data can vary and may not be under our control.  The process also requires economic assumptions about matters such as crude oil and natural gas prices, operating expenses, capital expenditures, taxes and availability of funds.  Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, crude oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from our estimates.  Any significant variance could materially affect the estimated quantities and present value of our reserves.  In addition, our independent petroleum consultant may adjust estimates of proved reserves to reflect production history, drilling results, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues from our proved oil and natural gas reserves is the current market value of our estimated oil and natural gas reserves.  In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month unweighted first-day-of-the-month average price for each product and costs in effect on the date of the estimate, which prices are not reflective of the lower prices realized in December 2015, January 2016 and February 2016.  Actual future prices and costs may differ materially from those used in the present value estimate.

Prospects that we decide to drill may not yield oil or natural gas in commercial quantities or quantities sufficient to meet our targeted rate of return.

A prospect is an area in which we own an interest, could acquire an interest or have operating rights, and have what our geoscientists believe, based on available seismic and geological information, to be indications of economic accumulations of oil or natural gas.  Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial seismic data processing and interpretation.  There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling and completion costs or to be economically viable.  The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities.  We cannot assure that the analysis we perform using data from other wells, more fully explored prospects and/or producing fields will accurately predict the characteristics and potential reserves associated with our drilling prospects.  The recent downturn in crude oil, NGLs and natural gas pricing will also significantly impact the projected rates of return of our projects without the assurance of significant reductions in costs of drilling and development. To the extent we drill additional wells in the deepwater and/or on the deep shelf, our drilling activities could become more expensive.  In addition, the geological complexity of deepwater, deep shelf and various onshore formations may make it more difficult for us to sustain our historical rates of drilling success.  As a result, we can offer no assurance that we will find commercial quantities of oil and natural gas and, therefore, we can offer no assurance that we will achieve positive rates of return on our investments.

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

Currently, a portion of our oil and natural gas is processed for sale on platforms owned by parties with no economic interest in our wells and no other processing facilities would be available to process such oil and natural gas without significant investment by us.  In addition, third-party platforms could be damaged or destroyed by hurricanes which could reduce or eliminate our ability to market our production.  As of December 31, 2015, 13 fields, accounting for approximately 12.8 Bcfe (or 13%) of our 2015 production, are tied back to separate, third-party owned platforms.  There can be no assurance that the owners of such platforms will continue to process our oil and natural gas production.  If any of these platform operators ceases to operate their processing equipment, we may be required to shut in the associated wells, construct additional facilities or assume additional liability to re-establish production.

If third-party pipelines connected to our facilities become partially or fully unavailable to transport our crude oil and natural gas or if the prices charged by these third-party pipelines increase, our revenues or costs could be adversely affected.

We depend upon third-party pipelines that provide delivery options from our facilities.  Because we do not own or operate these pipelines, their continued operation is not within our control.  If any of these third-party pipelines become partially or fully unavailable to transport crude oil and natural gas, or if the gas quality specification for the natural gas pipelines changes so as to restrict our ability to transport natural gas on those pipelines, our revenues could be adversely affected.  For example, in 2013, various pipelines were shut down causing production deferral of approximately 6.3 Bcfe.  Our Mississippi Canyon 506 field (Wrigley) was the field most significantly affected by the shutdowns, as it was shut down for all of 2013 and more than half of 2014.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration, development, production and transportation of crude oil and natural gas and operational safety.  Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with such legal requirements may harm our business, results of operations and financial condition.  We may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

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

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions.  We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.  It is also possible that a portion of our oil and natural gas properties could be subject to eminent domain proceedings or other government takings for which we may not be adequately compensated.  See Business – Regulation under Part I, Item 1 in this Form 10-K for a more detailed explanation of regulations impacting our business.

Our operations may incur substantial liabilities to comply with environmental laws, endangered species laws and regulations.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition.  Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and regardless of whether our operations met previous standards in the industry at the time they were conducted.  Our permits require that we report any incidents that cause or could cause environmental damages.  Examples of recent proposed and final regulations include the following:

•

Ground-Level Ozone Standards.  In October 2015, the EPA issued a final rule under the Clean Air Act lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 to 70 parts per billion.  Certain areas of the country currently in compliance with the ground-level ozone NAAQS standard may be reclassified as non-attainment and such reclassification may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas.  State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

•

Reduction of Methane Emissions by the Oil and Gas Industry.  In August 2015, the EPA proposed rules that will establish emission standards for methane from certain new and modified oil and natural gas production, processing, and transmission facilities as part of the Obama Administration’s goal to reduce methane emissions from the oil and gas sector by 40 to 45 percent from 2012 emission levels by 2025.  The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural gas processing plants and pneumatic pumps.  The EPA is expected to finalize these rules in 2016.

•

Endangered Species.  We conduct operations on leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist.  Presence of these species in areas where we operate could cause increased costs arising from species protection measures, or could result in limitations or prohibitions on our exploration and production activities.

These and other regulatory changes could significantly increase our capital expenditures and operating costs or could result in delays to or limitations on our exploration and production activities, which could have an adverse effect on our financial condition, results of operations, or cash flows.  See Business – Regulation under Part I, Item 1 in this Form 10-K for a more detailed description of our environmental and endangered species regulations.

Should we fail to comply with all applicable FERC and CFTC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation.  While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements.  We also must comply with the anti-market manipulation rules enforced by FERC.  Under the Commodity Exchange Act and regulations promulgated thereunder by the CFTC, the CFTC has adopted anti-market manipulation rules relating to the prices or futures of commodities.  Additional rules and legislation pertaining to those and other matters may be considered or adopted by Congress, the FERC, or the CFTC from time to time.  Failure to comply with those regulations in the future could subject us to civil penalty liability.  See Business – Regulation under Part I, Item 1 in this Form 10-K for further description of our regulations.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes.  Based on its findings, the EPA began adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA.  The EPA has adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which imposes preconstruction and operating permit requirements of certain large stationary sources.  The EPA also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.  In December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities.  The Obama Administration announced in January 2015 its goal to reduce methane emissions from the oil and gas sector by 40 to 45 percent from 2012 emission levels by 2025, and in August 2015, the EPA announced proposed rules that would establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities.  The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions.  Compliance with these proposed rules will require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage.  The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations.

The United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases.   In addition, many of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances.  The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.  Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.  Our offshore operations are particularly at risk from severe climatic events.  If any such climate effects were to occur, they could have an adverse effect on our business, financial condition and results of operations.  See – Our business involves many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses. – under this Item 1A.

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

We rely on our information technology infrastructure and management information systems to operate and record aspects of our business.  Although we take measures to protect against cybersecurity risks, including unauthorized access to our confidential and proprietary information, our security measures may not be able to detect or prevent every attempted breach.  Similar to other companies, we have experienced cyber-attacks, although we have not suffered any material losses related to such attacks.  Security breaches include, among other things, illegal hacking, computer viruses, or acts of vandalism or terrorism.  A breach could result in an interruption in our operations, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer or employee data, violation of privacy or other laws and exposure to litigation.  Any of these security breaches could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The loss of members of our senior management could adversely affect us.

To a large extent, we depend on the services of our senior management.  The loss of the services of any of our senior management, including Tracy W. Krohn, our Founder, Chairman and Chief Executive Officer; Jamie L. Vazquez, our President; John D. Gibbons, our Senior Vice President and Chief Financial Officer; Thomas P. Murphy, our Senior Vice President and Chief Operations Officer; Stephen L. Schroeder, our Senior Vice President and Chief Technical Officer; and Thomas F. Getten, our Vice President, General Counsel and Corporate Secretary, could have a negative impact on our operations.  We do not maintain or plan to obtain for the benefit of the Company any insurance against the loss of any of these individuals.  See Executive Officers of the Registrant under Part I following Item 3 in this Form 10-K for more information regarding our senior management team.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies.  These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures.  Moreover, President Obama has proposed, as part of the Budget of the United States Government for Fiscal Year 2017, to impose an “oil fee” of $10.25 on a per barrel equivalent of crude oil.  This fee would be collected on domestically produced and imported petroleum products.  The fee would be phased in evenly over five years, beginning October 1, 2016 if enacted as proposed.

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

Substantially all of our accounts receivable result from crude oil, NGLs and natural gas sales or joint interest billings to third parties in the energy industry.  This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by any adverse changes in economic or other conditions.  In recent years, market conditions resulting in downgrades to credit ratings of energy merchants affected the liquidity of several of our purchasers.

Risks Related to Our Principal Shareholder, Tracy W. Krohn

We will be controlled by Tracy W. Krohn as long as he owns a majority of our outstanding common stock, and other shareholders will be unable to affect the outcome of shareholder voting during that time.  This control may adversely affect the value of our common stock and inhibit a change of control.

Tracy W. Krohn owns and controls 40,049,164 shares of our common stock, representing approximately 52.3% of our voting interests as of February 15, 2016.  As a result, Mr. Krohn has the ability to control the outcome of matters that require a simple majority of shareholders for approval.  Mr. Krohn, subject to any duty owed to our minority shareholders under Texas law, is able to control all matters affecting us, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

 Our fields are located in federal and state waters in the Gulf of Mexico.  The fields are found in water depths ranging from less than 10 feet up to 7,200 feet.  The reservoirs in our offshore fields are generally characterized as having high porosity and permeability, which typically results in high production rates.  The following map provides the locations of our 10 largest fields as of December 31, 2015, based on quantities of proved reserves on an energy equivalent basis.  At December 31, 2015, these fields accounted for approximately 83% of our proved reserves.

Mississippi
Alabama
Georgia
Texas
Louisiana
Florida
Fairway
Main Pass 108
Viosca Knoll 783 (Tahoe/SE Tahoe)
Mississippi Canyon 243 (Matterhorn)
Brazos A133
Mississippi Canyon 698 (Big Bend)
Ship Shoal 349 (Mahogany)
Mississippi Canyon 782 (Dantzler)
Ewing Bank 910
Mississippi Canyon 538/582 (Medusa)
W&T OFFSHORE
Source: Esri, DigitalGlobe, GeoEye, i-cubed, Earthstar Geographics, CNES/Airbus DS, USDA, USGS, AEX, Getmapping, Aerogrid, IGN, IGP, swisstopo, and the GIS User Community

The following table provides information for our 10 largest fields in descending order of proved net reserves as of December 31, 2015, based on quantities on an energy equivalent basis.  Deepwater refers to acreage in over 500 feet of water.  Our interests in several of our offshore fields are owned by our wholly-owned subsidiary, W & T Energy VI, LLC.  Unless indicated otherwise, “drilling” or “drilled” in the field descriptions below refers to when the drilling reached target depth, as this measurement usually has a higher correlation to changes in proved reserves compared to using the SEC’s definition for completion.

		Percent Oil and NGLs of	2015 Average Daily Equivalent Sales Rate (Boe/d) (1)		2015 Average Daily Equivalent Sales Rate (Mcfe/d) (1)
Field Name	Field Category	Net Reserves (1)	Gross	Net	Gross	Net
Ship Shoal 349 (Mahogany)	Shelf	80%	9,985	8,320	59,908	49,922
Fairway	Shelf	22%	6,241	4,680	37,444	28,083
Miss. Canyon 243 (Matterhorn)	Deepwater	81%	3,754	3,754	22,522	22,522
Viosca Knoll 783 (Tahoe/SE Tahoe)	Deepwater	25%	5,400	3,915	32,397	23,491
Miss. Canyon 782 (Dantzler) (2)	Deepwater	73%	19,447	3,160	116,681	18,959
Main Pass 108	Shelf	19%	2,974	2,337	17,845	14,023
Brazos A133	Shelf	1%	3,691	1,538	22,146	9,228
Ewing Bank 910	Deepwater	54%	1,407	623	8,442	3,735
Miss. Canyon 698 (Big Bend) (2)	Deepwater	92%	20,467	3,582	122,802	21,493
Miss. Canyon 538/582 (Medusa)	Deepwater	89%	10,662	1,599	63,974	9,596

(1)

The conversions to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding).  The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

(2)	Production in these fields began in the 4th quarter of 2015. Production for November and December 2015 was used to compute daily sales rates.

Volume measurements:

Boe/d – barrel of oil equivalent per day	Mcfe/d – Thousand cubic feet of gas equivalent per day

Our Fields

On December 31, 2015, we had two fields of major significance (which we define as having year-end proved reserves of 15% or more of the Company’s total proved reserves, calculated on an energy equivalent basis).  The first field is the Ship Shoal 349 field (Mahogany) located on the conventional shelf in the Gulf of Mexico.  The second field is the Fairway Field, located in the Mobile Bay area of Alabama, and the associated Yellowhammer gas processing plant located in Alabama.  The following are descriptions of these fields.

Ship Shoal 349 Field (Mahogany).

Ship Shoal 349 field is located off the coast of Louisiana, approximately 235 miles southeast of New Orleans, in 375 feet of water.  The field area covers Ship Shoal blocks 349 and 359, with a single production platform on Ship Shoal block 349.  Phillips Petroleum Company discovered the field in 1993.  We initially acquired a 25% working interest in the field from BP Amoco in 1999.  In 2003, we acquired an additional 34% working interest through a transaction with ConocoPhillips that increased our working interest to approximately 59%, and we became the operator of the field in December 2004.  In early 2008, we acquired the remaining working interest from Apache Corporation and we now own a 100% working interest in this field.  Cumulative field production through 2015 is approximately 41.1 MMBoe gross (246.4 Bcfe gross).  This field is a sub-salt development with eight productive horizons below salt at depths up to 17,000 feet.  In 2010, we developed a reservoir simulation model to determine the most optimal future development plan (the “2010 Development Plan”).  As a result, in 2011, we drilled and completed one development well and one exploration well.  In 2012, two additional wells were sidetracked, one well was drilled and completed, and another well was drilled to target depth.  In 2013, the well reaching target depth in 2012 was completed, one well was drilled and completed and we had one well being drilled.  In 2014, the well being drilled in 2013 was completed and we drilled and completed another well.  A third well was spud at year end 2014 and, in January 2015, drilling on this well was suspended at an intermediate casing point pending higher crude oil prices.  All of the wells drilled under the 2010 Development Plan have been successful.  Total proved reserves associated with our interest in this field were 22.3 MMBoe (134.1 Bcfe) at December 31, 2015, 18.8 MMBoe (112.9 Bcfe) at December 31, 2014, and 22.9 MMBoe (137.7 Bcfe) at December 31, 2013.

The following presents our produced oil, NGLs and natural gas volumes (net to our interests) from the Ship Shoal 349 field over the past three years.

	Year Ended December 31,
	2015	2014	2013
Net Sales:
Oil (MBbls)	2,313	2,020	1,943
NGLs (MBbls)	97	104	90
Natural gas (MMcf)	3,764	3,433	3,328
Total oil equivalent (MBoe)	3,037	2,697	2,589
Total natural gas equivalents (MMcfe)	18,221	16,181	15,533
Average daily equivalent sales (Boe/day)	8,320	7,388	7,093
Average daily equivalent sales (Mcfe/day)	49,922	44,330	42,556
Average realized sales prices:
Oil ($/Bbl)	$42.73	$87.21	$98.69
NGLs ($/Bbl)	21.27	46.46	43.24
Natural gas ($/Mcf)	2.86	4.40	3.72
Oil equivalent ($/Boe)	36.77	72.73	80.39
Natural gas equivalent ($/Mcfe)	6.13	12.12	13.40
Average production costs: (1)
Oil equivalent ($/Boe)	$3.30	$4.12	$3.68
Natural gas equivalent ($/Mcfe)	0.55	0.69	0.61
(1)	Includes lease operating expenses and gathering and transportation costs.
Volume measurements:
Boe – barrel of oil equivalent	Mcf – thousand cubic feet
MBbls – thousand barrels for crude oil, condensate or NGLs	MMcf – million cubic feet
MBoe – thousand barrels of oil equivalent	MMcfe – million cubic feet of gas equivalent

Fairway Field.

The Fairway Field is comprised of Mobile Bay Area blocks 113 (Alabama State Lease #0531) and 132 (Alabama State Lease #0532) and located in 25 feet of water, approximately 35 miles south of Mobile, Alabama.  We acquired our 64.3% working interest, along with operatorship in the Fairway Field and the associated Yellowhammer gas processing plant, from Shell Offshore, Inc. (“Shell”) in August 2011 and acquired the remaining working interest of 35.7% in September 2014.  The field was discovered in 1985 with Well 113 #1 (now called JA).  Development drilling began in 1990 and was completed in 1991 with the addition of four wells, each drilled from separate surface locations.  The five producing wells came on line in late 1991.  As of December 31, 2015, six wells have been drilled, one of which was a replacement well.  Cumulative field production through 2015 is approximately 127.8 MMBoe gross (766.6 Bcfe gross).  This field is a Norphlet sand dune trend development with one producing horizon at an approximate depth of 21,300 feet.  Total proved reserves associated with our interest in this field were 14.0 MMBoe (83.7 Bcfe) at December 31, 2015, 14.6 MMBoe (87.8) at December 31, 2014, and 9.3 MMBoe (55.7 Bcfe) at December 31, 2013.

	Year Ended December 31,
	2015	2014	2013
Net Sales:
Oil (MBbls)	10	7	5
NGLs (MBbls)	319	415	288
Natural gas (MMcf)	8,277	6,899	4,614
Total oil equivalent (MBoe)	1,708	1,571	1,062
Total natural gas equivalents (MMcfe)	10,250	9,428	6,373
Average daily equivalent sales (Boe/day)	4,680	4,305	2,910
Average daily equivalent sales (Mcfe/day)	28,083	25,830	17,459
Average realized sales prices:
Oil ($/Bbl)	$47.22	$101.94	$104.75
NGLs ($/Bbl)	18.97	27.41	28.34
Natural gas ($/Mcf)	2.60	4.07	3.63
Oil equivalent ($/Boe)	16.40	25.53	23.96
Natural gas equivalent ($/Mcfe)	2.73	4.26	3.99
Average production costs: (1)
Oil equivalent ($/Boe)	$8.96	$10.73	$12.46
Natural gas equivalent ($/Mcfe)	1.49	1.79	2.08
(1)	Includes lease operating expenses and gathering and transportation costs.
Volume measurements:
Boe – barrel of oil equivalent	Mcf – thousand cubic feet
MBbls – thousand barrels for crude oil, condensate or NGLs	MMcf – million cubic feet
MBoe – thousand barrels of oil equivalent	MMcfe – million cubic feet of gas equivalent

The following is a description of the remainder of our top 10 properties, measured by proved reserves at December 31, 2015, three of which are located on the conventional shelf and five of which are located in the deepwater.  We do not believe that individually any of these properties are of major significance (each has proved reserves which comprise less than 15% of our year-end total proved reserves, calculated on a natural gas equivalent basis).

Mississippi Canyon 243 Field (Matterhorn).  Mississippi Canyon 243 field is located off the coast of Louisiana, approximately 100 miles southeast of New Orleans, in 2,552 feet of water.  The field area covers Mississippi Canyon block 243, with a single floating, tension leg production platform.  Société Nationale Elf Aquitaine discovered the field in 2002.  We acquired a 100% working interest in the field from Total E&P USA Inc. (“Total E&P”) in 2010.  Cumulative field production through 2015 is approximately 34.8 MMBoe gross (208.6 Bcfe gross).  This field is a supra-salt (above the salt layer) development with 17 productive horizons at depths ranging to 9,850 feet.  As of December 31, 2015, 30 wells have been drilled, 13 of which have been successful.  During 2013, we drilled one well, which began production in 2013, and we drilled another well, that had reached target depth but had not yet been completed.  During 2014, the well that had reached target depth in 2013 was completed.  During December 2015, production from this field, net to our interest, averaged 1,831 barrels of crude oil per day, 299 barrels of NGLs per day and 4,710 Mcf of natural gas per day, for total production of 2,914 Boe per day (17,486 Mcfe per day).

Viosca Knoll 783 Field (Viosca Knoll 783 Lease (Tahoe) and Viosca Knoll 784 Lease (SE Tahoe)).  The Viosca Knoll 783 field is located off the coast of Louisiana, approximately 140 miles southeast of New Orleans, in 1,500 to 1,700 feet of water.  The field area covers Viosca Knoll blocks 783 and 784, with subsea tiebacks to two platforms in Main Pass 252.  Shell discovered the Tahoe prospect in 1984 and the SE Tahoe prospect in 1996.  We acquired a 70% working interest in the Tahoe lease and a 100% working interest in the SE Tahoe lease from Shell in 2010.  We are the operator for these properties.  Cumulative field production through 2015 is approximately 98.3 MMBoe gross (590.0 Bcfe gross).  The Tahoe prospect is a supra-salt development with two productive horizons at depths ranging to 10,300 feet.  The SE Tahoe prospect is also a supra-salt development with one productive horizon at a depth of 9,325 feet.  As of December 31, 2015, 16 wells have been drilled at the Tahoe prospect, eight of which have been successful and one successful well has been drilled at the SE Tahoe prospect.  During December 2015, production from this field, net to our interest, averaged 178 barrels of crude oil per day, 653 barrels of NGLs per day and 15,909 Mcf of natural gas per day, for total production of 3,483 Boe per day (20,896 Mcfe per day).

Mississippi Canyon 782 Field (Dantzler).   Mississippi Canyon 782 field is located off the coast of Louisiana, approximately 160 miles southeast of New Orleans, in 6,600 feet of water.  The field area covers Mississippi Canyon block 782 and 738.  We have a 20% working interest, which is operated by Noble Energy.  We, along with Noble Energy, discovered the field in 2013.  This field is currently under development as a subsea tieback to the Thunderhawk Field approximately 12 miles to the northwest.  The field is a three-way closure trapped against a salt wall.  There are two pay horizons, the upper Miocene U5 and U6 sands.  Cumulative field production through 2015 is approximately 65.5 MMBoe gross (392.8 Bcfe gross).  As of December 31, 2015, two wells have been drilled, of which both have been successful, with one well beginning production in the fourth quarter of 2015 and the other well beginning production in the first quarter of 2016.  During December 2015, production from this field, net to our interest, averaged 3,668 barrels of crude oil per day, 66 barrels of NGLs per day and 3,565 Mcf of natural gas per day, for total production of 4,328 Boe per day (25,969 Mcfe per day).

Main Pass 108 Field.  Main Pass 108 field consists of Main Pass blocks 107, 108 and 109.  This field is located off the coast of Louisiana approximately 50 miles east of Venice in 50 feet of water.  We acquired our working interests in these blocks, which range from 33% to 100%, in a transaction with Kerr-McGee Oil and Gas Corporation (“Kerr-McGee”) and we are the operator for the majority of these properties.  The field produces from a number of low relief, predominantly stratigraphically trapped sands.  The productive interval ranges in age from Upper Miocene Big A through Middle Miocene Big Hum.  As of December 31, 2015, 48 wells have been drilled in this field, 30 of which were successful.  Cumulative field production through 2015 is approximately 54.5 MMBoe gross (326.7 Bcfe gross).  One new well reached target depth in 2011 and began production in 2012.  In addition, one workover was performed in 2012.  In 2013, we drilled and completed one well, which began production during 2013.  During December 2015, production from this field, net to our interest, averaged 281 barrels of crude oil per day, 295 barrels of NGLs per day and 15,279 Mcf of natural gas per day, for total production of 3,123 Boe per day (18,741 Mcfe per day).

Brazos A-133 Field.  Brazos A-133 field is located 85 miles east of Corpus Christi, Texas in 200 feet of water.  The field was discovered in 1978 by Cities Service Oil Company with production commencing in the same year.  There are five active platforms, three of which are production platforms.  Cumulative field production through 2015 is approximately 152.9 MMBoe gross (917.6 Bcfe gross) from the Middle Miocene Tex W and Big Hum sections.  The bulk of the production is from the Big Hum CM-7 sand, which is a 4-way closure downthrown to the Corsair Fault and bisected by antithetic faults.  The top of the CM-7 sand is at a subsea depth of 12,000 feet.  Since its discovery, 22 wells have been drilled, of which 17 were successful.  We own a 50% working interest, of which 25% was obtained through a transaction with Kerr-McGee in 2006 and an additional 25% was obtained through a transaction with Chevron U.S.A. Inc. in 2015.  During December 2015, production from this field, net to our interest, averaged 44 barrels of crude oil per day and 18,017 Mcf of natural gas per day, for total production of 3,047 Boe per day (18,017 Mcfe per day).

Ewing Bank 910.  Ewing Bank 910 is located approximately 68 miles off the Louisiana coast in 560 feet of water.  The field area covers Ewing Bank blocks 910 and 954, and South Timbalier block 320.  Kerr-McGee discovered the field in 1996.  We own a 100% working interest in the main field pays, having acquired a 40% working interest from Kerr-McGee in 2006 and the remaining 60% from Petrobras America Inc. in 2014.  Two recently successful deep wells are subject to a 50% working interest with Walter Oil and Gas.  A single production platform is located on Block 910.  Cumulative field production through 2015 is approximately 15.0 MMBoe gross (90.1 Bcfe gross).  Production occurs from Pliocene and upper Miocene channel/levee sands.  Hydrocarbons occur in combination stratigraphic and structural traps.  A newly acquired wide angle azimuth seismic data set is expected to help confirm several recently identified drilling opportunities in the field area.  Since its discovery, 10 wells have been drilled, of which eight were successful.  During December 2015, production from this field, net to our interest, averaged 420 barrels of crude oil per day, 8 barrels of NGLs per day and 352 Mcf of natural gas per day, for total production of 487 Boe per day (2,920 Mcfe per day).

Mississippi Canyon 698 Field (Big Bend).  Mississippi Canyon 698 is approximately 160 miles southeast of New Orleans in 7,221 feet of water.  The field area covers portions of Mississippi Canyon blocks 697, 698, and 742.  We have a 20% working interest, which is operated by Noble Energy.  We, along with Noble Energy, discovered the field in 2012.  This field is a subsea tieback to the Thunderhawk Field approximately 18 miles to the northwest.  Cumulative field production through 2015 is approximately 46.1 MMBoe gross (276.9 Bcfe gross).  The field is a supra-salt development with two productive horizons at depths ranging from 14,660’ to 15,533’ total vertical depth.  As of December 31, 2015, one well has been drilled and successful, with the well beginning production in the fourth quarter of 2015.  During December 2015, production from this field, net to our interest, averaged 3,159 barrels of crude oil per day, 23 barrels of NGLs per day and 1,386 Mcf of natural gas per day, for total production of 3,413 Boe per day (20,478 Mcfe per day).

Mississippi Canyon 582 Field (Medusa).  Mississippi Canyon 582 field is located off the coast of Louisiana approximately 110 miles south-southeast of New Orleans in 2,200 feet of water.  The field area covers Mississippi Canyon blocks 538, 582 and 583.   Murphy Exploration and Production Company discovered the field in 1999 and is the operator.  First production commenced in 2003.   We acquired a 15% working interest in the field from Callon in 2013.  The Medusa Spar facility is located on Block 582.  Production occurs from late Miocene to early Pliocene deep water, channel/levee sand reservoirs.  Hydrocarbon traps are a combination of both structural and stratigraphic traps.  Since its discovery, 14 wells have been drilled, of which nine wells are currently producing.  Additional drilling opportunities have been identified and are currently being evaluated.  Cumulative field production through 2015 is approximately 74.6 MMBoe gross (447.8 Bcfe gross).  During December 2015, production from this field, net to our interest, averaged 1,478 barrels of crude oil per day, 87 barrels of NGLs per day and 1,215 Mcf of natural gas per day, for total production of 1,767 Boe per day (10,602 Mcfe per day).

Proved Reserves

Our proved reserves were estimated by NSAI, our independent petroleum consultant, and amounts provided in this Form 10-K are consistent with filings we make with other federal agencies.  Our proved reserves as of December 31, 2015 are summarized below and the mix by product was 46% oil, 9% NGLs and 45% natural gas determined using the energy-equivalent ratio noted below.

				Total Energy-Equivalent Reserves (2)
Classification of Proved Reserves (1)	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Oil Equivalent (MMBoe)	Natural Gas Equivalent (Bcfe)	% of Total Proved	PV-10 (3) (In millions)
Proved developed producing	23.8	5.7	168.1	57.6	345.5	75%	$775
Proved developed non-producing	5.6	0.7	30.4	11.4	68.0	15%	128
Total proved developed	29.4	6.4	198.5	69.0	413.5	90%	903
Proved undeveloped	6.1	0.2	6.9	7.4	44.6	10%	63
Total proved	35.5	6.6	205.4	76.4	458.1	100%	$966

Volume measurements:
MMBbls – million barrels for crude oil, condensate or NGLs	Bcf – billion cubic feet
MMBoe – million barrels of oil equivalent	Bcfe – billion cubic feet of gas equivalent
(1)

In accordance with guidelines established by the SEC, our estimated proved reserves as of December 31, 2015 were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average commodity price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the year end December 31, 2015.  Prices were adjusted by field for quality, transportation, fees, energy content and regional price differentials.  For crude oil, the West Texas Intermediate posted price was used in the calculation and, after adjustments, a price of $46.94 per barrel was used in computing the amounts above.  For NGLs, a ratio was computed for each field of the NGLs realized price compared to the crude oil realized price.  Then, this ratio was applied to the crude oil price using SEC guidance.  The NGLs price of $17.60 per barrel was used in computing the amounts above.  For natural gas, the average Henry Hub spot price was used in the calculation and the adjusted price of $2.50 per Mcf was used in computing the amounts above.  Such prices were held constant throughout the estimated lives of the reserves.  Future production and development costs are based on year-end costs with no escalations.

(2)

Energy equivalents are determined using the energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding).  The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent price for oil and NGLs may differ significantly.

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

The reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves is as follows (in millions):

December 31, 2015
Present value of estimated future net revenues (PV-10)	$966
Present value of estimated ARO, discounted at 10%	(352)
PV-10 after ARO	614
Future income taxes, discounted at 10% (1)	—
Standardized measure of discounted future net cash flows	$614
(1)

No future income taxes were estimated to be paid as our present tax position has sufficient tax basis and net operating loss carrying forwards to offset any future taxes.  State income taxes were disregarded due to immateriality.

Changes in Proved Reserves

Our total proved reserves at December 31, 2015 were 76.4 MMBoe compared to 120.0 MMBoe at December 31, 2014, a decrease of 43.6 MMBoe.  Total proved reserves at December 31, 2014, excluding the reserves attributable to the Yellow Rose field were 82.7 MMBoe.  The primary causes were reductions due to the sale of the Spraberry field (Yellow Rose), reductions from lower commodity prices and reductions from production.  Partially offsetting were increases from revisions, extensions and discoveries.  Reductions related to the Yellow Rose field were comprised of 17.4 MMBoe reserve reductions prior to the sale (primarily related to lower commodity prices) and 19.0 MMBoe reserve reductions from the sale in October 2015.  The reduction due to lower commodity prices on reserve balances at December 31, 2015 was estimated at 10.7 MMBoe and production reduced reserve balances by 17.0 MMBoe, of which 0.8 MMBoe was related to the Yellow Rose field.  Net increases were from revisions of 15.4 MMBoe, extensions and discoveries of 4.1 MMBoe, and purchases of 1.0 MMBoe.

  See Development of Proved Undeveloped Reserves below for a table reconciling the change in proved undeveloped reserves during 2015.  See Financial Statements and Supplementary Data– Note 21 – Supplemental Oil and Gas Disclosures under Part II, Item 8 in this Form 10-K for additional information.

Our estimates of proved reserves, PV-10 and standardized measure as of December 31, 2015 are calculated based upon SEC mandated 2015 unweighted average first-day-of-the-month crude oil and natural gas benchmark prices, which may or may not represent current prices.  Using the SEC methodology and prior to certain adjustments for quality, transportation, fees, energy content and regional price differentials, the price of crude oil declined to $46.79 per barrel for 2015 year-end compared to $91.48 per barrel for 2014 year-end.  For natural gas, the price declined to $2.59 per MMBtu for 2015 year-end 2015 compared to $4.35 for 2014 year-end.  Sustained current prices will result in the prices used in our estimates through year-end 2016 to be substantially lower, which, absent significant proved reserve additions, will reduce future estimated proved reserve volumes due to lower economic limits and economic return thresholds for undeveloped reserves, as well as impact our results of operations, cash flows, quarterly full cost impairment ceiling tests and volume-dependent depletion cost calculations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for additional information.

Qualifications of Technical Persons and Internal Controls over Reserves Estimation Process

Our estimated proved reserve information as of December 31, 2015 included in this Form 10-K was prepared by our independent petroleum consultants, NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  The scope and results of their procedures are summarized in a letter included as an exhibit to this Form 10-K.  The primary technical person at NSAI responsible for overseeing the preparation of the reserves estimates presented herein has B.S. and M.S. degrees in Civil Engineering and has been a Registered Professional Engineer in the State of Texas for 27 years and a member of the Society of Petroleum Engineers for over 30 years.  He has over 38 years total experience in the oil and gas industry, with over 24 years of reservoir engineering experience.  His areas of experience are the continental shelf and deepwater Gulf of Mexico, San Juan Basin, onshore and offshore Mexico, offshore Africa, and unconventional gas sources worldwide.  NSAI has informed us that he meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.

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

Reserve Technologies

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.  The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate.  To achieve reasonable certainty, our independent petroleum consultant employed technologies that have been demonstrated to yield results with consistency and repeatability.  The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests.  The accuracy of the estimates of our reserves is a function of:

•	the quality and quantity of available data and the engineering and geological interpretation of that data;
•	estimates regarding the amount and timing of future operating costs, severance taxes, development costs and workovers, all of which may vary considerably from actual results;
•	the accuracy of various mandated economic assumptions such as the future prices of crude oil, NGLs and natural gas; and
•	the judgment of the persons preparing the estimates.

Because these estimates depend on many assumptions, any or all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.

Reporting of Natural Gas and Natural Gas Liquids

We produce NGLs as part of the processing of our natural gas.  The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale.  We report all natural gas production information net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs.  We convert barrels to Mcfe using an energy-equivalent ratio of six Mcf to one barrel of oil, condensate or NGLs.  This energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for crude oil, NGLs and natural gas may differ substantially.

Development of Proved Undeveloped Reserves

Our proved undeveloped reserves (“PUDs”) were estimated by NSAI, our independent petroleum consultant.  Future development costs associated with our PUDs at December 31, 2015 were estimated at $124.1 million.

The following table presents our PUDs by field (in million barrels of oil equivalent):

	December 31,
	2015	2014	2013
Ship Shoal 349 (Mahogany)	4.0	2.1	1.3
Mississippi Canyon 243 (Matterhorn)	2.0	1.4	1.3
Viosca Knoll 823 (Virgo)	—	2.0	1.4
Spraberry (Yellow Rose)	—	24.9	25.7
Mississippi Canyon 698 (Big Bend)	0.9	1.9	1.9
Mississippi Canyon 538/582 (Medusa)	—	0.3	—
Mississippi Canyon 782 (Dantzler)	—	4.1	—
Ewing Bank 910	0.5	—	—
Total	7.4	36.7	31.6

The following table presents a reconciliation of our PUDs (in million barrels of oil equivalent):

	Year Ended December 31,
	2015	2014	2013
Proved undeveloped reserves, beginning of year	36.7	31.6	30.6
Reductions:
Ship Shoal 349 (Mahogany)	—	—	(4.8)
Mississippi Canyon 243 (Matterhorn)	—	—	(0.7)
Spraberry (Yellow Rose) divestiture	(24.9)	—	—
Spraberry (Yellow Rose) drilling, completions and technical	—	(2.3)	(4.6)
Spraberry (Yellow Rose) well performance and viability	—	(2.4)	(1.5)
Mississippi Canyon 698 (Big Bend)	(1.0)	—	—
Viosca Knoll 823 (Virgo)	(2.0)	—	—
Mississippi Canyon 538/582 (Medusa)	(0.3)	—	—
Mississippi Canyon 782 (Dantzler)	(4.1)	—	—
High Island 21/22	—	—	(2.7)
Subtotal - reductions	(32.3)	(4.7)	(14.3)
Balance after reductions	4.4	26.9	16.3
Additions:
Ship Shoal 349 (Mahogany)	1.9	0.8	1.3
Viosca Knoll 823 (Virgo)	—	0.6	—
Spraberry (Yellow Rose) well additions and other	—	3.9	7.9
Spraberry (Yellow Rose) 40 acre down-spacing in 2013	—	—	4.2
Mississippi Canyon 698 (Big Bend)	—	—	1.9
Mississippi Canyon 782 (Dantzler)	—	4.1	—
Mississippi Canyon 243 (Matterhorn)	0.6	—	—
Ewing Bank 910	0.5	—	—
Other changes	—	0.4	—
Subtotal - additions	3.0	9.8	15.3
Proved undeveloped reserves, end of year	7.4	36.7	31.6

Activity related to PUDs in 2015:

•

During 2015, we completed five offshore wells which affected the conversion of PUDs to proved developed producing reserves (“PDPs”) and affected additional PUDs to be recognized.  Three of the five wells were drilled prior to 2015.  Approximately $141.0 million of capital expenditures was incurred related to these five wells during 2015.  Activity, divestitures and development assessments in 2015 resulted in reclassification of approximately 88% of the PUDs existing at December 31, 2014.

•	At our Spraberry field (Yellow Rose), our interests were divested and we were assigned an ORRI.
•	At our Mississippi Canyon 698 field (Big Bend), we completed one well which moved PUDs to PDPs.
•

At our Viosca Knoll 823 field (Virgo), one well was removed from PUDs as the development timing was beyond the five year limitation and another well was removed from PUDs as it was determined to be uneconomic.

•	At our Mississippi Canyon 782 field (Dantzler), we completed two wells which moved PUDs into PDPs.
•	At our Ship Shoal 349 field (Mahogany), PUD reserves were added based on performance, remapping and technical changes.
•	At our Mississippi Canyon 243 field (Matterhorn), PUD reserves were added due to the assessment related to two wells.

Activity related to PUDs in 2014:

•

During 2014, we drilled 20 development wells that converted PUDs to PDPs and spent $149.5 million on development of PUDs.  Activity in 2014 allowed reclassification of approximately 15% of the PUDs existing at December 31, 2013.

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

•

At our Ship Shoal 349 field (Mahogany), we experienced technical difficulties from a cracked casing, which led us to abandon the well.  As of December 31, 2014, we were in the process of drilling a new well (the A-18 well) which was expected to convert the undeveloped reserves to PDP’s, but have stacked the rig in the first quarter of 2015 due to substantially reduced crude oil prices.  We plan to commence drilling this well once crude oil prices recover.

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

We believe that we will be able to develop all but 1.2 MMBoe of the reserves classified as PUDs, or approximately 16%, out of the total of 7.4 MMBoe classified as PUDs at December 31, 2015, within five years from the date such reserves were initially recorded.  The exception is at the Mississippi Canyon 243 field (Matterhorn) where the field is being developed using a single floating tension leg platform requiring an extended sequential development plan.  The platform cannot support a rig that would allow additional wells to be drilled, but can support a rig to allow sidetracking of wells.  A portion of the PUDs in this field were originally recorded in our reserves as of December 31, 2010.  The development of these PUDs will be delayed until an existing well is depleted and available to sidetrack.  Based on the latest reserve report, a well is expected to be drilled to develop the Mississippi Canyon 243 field (Matterhorn) PUDs in 2020.

Our capital budget for 2016 of $15 million allocates minimal amounts for development to occur in 2016.  While our long-term plans include development of our PUDs, with the exception noted above, continued low levels of investments in development in years beyond 2016 may lead to derecognizing PUDs or postponing their development due to change of circumstances.  A recovery in crude oil prices could lead to an increase in development expenditures and much faster conversion of PUDs to PDPs.

Acreage

The following summarizes our leasehold at December 31, 2015.  Deepwater refers to acreage in over 500 feet of water.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Shelf	468,692	312,014	76,642	76,642	545,334	388,656
Deepwater	179,331	76,433	169,667	77,607	348,998	154,040
Total	648,023	388,447	246,309	154,249	894,332	542,696

Approximately 72% of our total net offshore acreage is developed.  We have the right to propose future exploration and development projects on the majority of our acreage.

For the offshore undeveloped leasehold, 16,140 net acres (10%) of the total 154,249 net undeveloped offshore acres could expire in 2016, 50,380 net acres (33%) could expire in 2017, 36,377 net acres (24%) could expire in 2018, 38,480 net acres (25%) could expire in 2019, and 12,872 net acres (8%) could expire in 2020 and beyond.  In making decisions regarding drilling and operations activity for 2016 and beyond, we give consideration to undeveloped leasehold that may expire in the near term in order that we might retain the opportunity to extend such acreage.

Our net offshore acreage decreased 155,776 net acres (22%) from December 31, 2014 primarily due to expired undeveloped leases and undeveloped leases which were relinquished to reduce lease rental payments.  Substantially all of our onshore acreage was sold during 2015 primarily with the sale of the Yellow Rose field.  The remaining immaterial onshore acreage as of December 31, 2015 will have expired, will be sold, or relinquished during the first half of 2016.

Production

For the years 2015, 2014 and 2013, our net daily production averaged 46,709 Boe, 48,317 Boe and 49,276 Boe, respectively.  Production decreased in 2015 from 2014 primarily due to natural production declines, the sale of the Yellow Rose field and partially offset by acquisitions, discoveries and recompletions.  Production decreased in 2014 from 2013 primarily due to an out of period adjustment of 0.9 MBoe/day recorded in 2013, natural production declines, production deferrals and divestitures, partially offset by acquisitions and new production.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations under Part II, Item 7 in this Form 10-K for additional information.

Production History

The following presents historical information about our produced oil, NGLs and natural gas volumes from all of our producing fields over the past three years.

	Year Ended December 31,
	2015	2014	2013
Net Sales:
Oil (MBbls)	7,751	7,176	7,018
NGLs (MBbls)	1,604	2,112	2,091
Oil and NGLs (MBbls)	9,355	9,288	9,110
Natural gas (MMcf)	46,163	50,088	53,257
Total oil equivalent (MBoe)	17,049	17,636	17,986
Total natural gas equivalents (MMcfe)	102,294	105,815	107,915

Volume measurements:
MBbls – thousand barrels for crude oil, condensate or NGLs	MMcf – million cubic feet
MBoe – thousand barrels of oil equivalent	MMcfe – million cubic feet equivalent

Refer to the descriptions of our 10 largest fields reported earlier in this Item 2, Properties, for historical information about our produced volumes from our Ship Shoal 349/359 field (Mahogany) and the Fairway Field over the past three fiscal years, which have proved reserves exceeding 15% of our total proved reserves.  Also refer to Selected Financial Data – Historical Reserve and Operating Information under Part II, Item 6 in this Form 10-K for additional historical operating data, including average realized sale prices and production costs.

Productive Wells

The following presents our ownership interest at December 31, 2015 in our productive oil and natural gas wells.  A net well represents our fractional working interest of a gross well in which we own less than all of the working interest.

Offshore Wells	Oil Wells (1)		Gas Wells (1)		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Operated	80	59	54	37	134	96
Non-operated	33	8	20	8	53	16
Total offshore wells	113	67	74	45	187	112

(1)	Includes six gross (3.6 net) oil wells and four gross (2.5 net) gas wells with multiple completions.

Drilling Activity

As presented in the tables below, our drilling activity decreased in 2015 compared to 2014 and 2013 in our onshore operations.  In 2014, we increased the onshore horizontal drilling activity compared to 2013, which take longer to drill and are more expensive on a per well basis compared to vertical wells.  Our onshore drilling activity was primarily in the Yellow Rose field, which was acquired by acquisition in May 2011 and was sold in October 2015.

The tables below are based on the SEC’s criteria of completion or abandonment to determine productive wells drilled.

Development Drilling

The following table summarizes our development wells drilled over the past three years.

	Year Ended December 31,
	2015	2014	2013
Gross Wells:
Productive:
Offshore	—	1	4
Onshore	3	20	33
Total development wells - gross	3	21	37

Net Wells:
Productive:
Offshore	—	1.0	4.0
Onshore	2.3	19.3	32.9
Total development wells - net	2.3	20.3	36.9

Our success rates related to our development wells drilled was 100% in each of the last three years.

Exploration Drilling

The following table summarizes our exploration wells drilled over the past three years.

	Year Ended December 31,
	2015	2014	2013
Gross Wells:
Productive:
Offshore	5	5	1
Onshore	2	13	7
Non-productive:
Offshore	—	—	1
Total exploration wells - gross	7	18	9

Net Wells:
Productive:
Offshore	1.2	3.4	1.0
Onshore	1.9	13.0	6.9
Non-productive:
Offshore	—	—	1.0
Total exploration wells - net	3.1	16.4	8.9

Our success rates related to our exploration wells drilled during 2015, 2014 and 2013 were 100%, 100% and 89%, respectively.  We had only one non-successful well in the last three years, which occurred in 2013.

Recent Drilling Activity

 As of February 15, 2016, we were in the process of completing one offshore exploration well at the Ewing Bank 910 field (the EW 0954 A-8 well).  At the Ship Shoal 349 field (Mahogany), a well was spud in 2014, but drilling was suspending during 2015 with the rig stacked at the platform.

Capital Expenditures

The level of our investment in oil and gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities and the results of our exploration and development activities.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures under Part II, Item 7 in this Form 10-K for capital expenditures information.

Item 3. Legal Proceedings

Apache Lawsuit.  In December 2014, Apache Corporation (“Apache”) filed a lawsuit against W&T Offshore, Inc., alleging that W&T breached the joint operating agreement related to plugging and abandonment costs for three deepwater wells in the Mississippi Canyon area of the Gulf of Mexico.  We contend that the costs incurred by Apache are excessive and unreasonable.  Apache seeks unspecified actual damages, interest, court costs and attorneys’ fees.  See Financial Statements and Supplementary Data - Note 18 – Contingencies under Part II, Item 8 in this Form 10-K for additional information on this matter.

Claims against Certain Insurance Underwriters. In June 2014, the United States Fifth Circuit reversed a lower court’s ruling in holding that our excess liability policies (“Excess Policies”) cover removal-of-wreck and debris claims arising from Hurricane Ike, even though we exhausted the limits of our Energy Package (defined as certain insurance policies relating to our oil and gas properties which includes named windstorm coverage) with non-removal-of-wreck and debris claims.  Several of the underwriters have not paid us amounts we claim are due under such Excess Policies in accordance with the Fifth Circuit ruling.  We filed a lawsuit in September 2014 against certain underwriters for amounts owed, interest, attorney fees and damages.  After receiving reimbursements applied against our remaining Energy Package limits, reimbursement from certain underwriters of the Excess Policies of approximately $10 million and adjustments to claims, the estimated potential reimbursement of removal-of-wreck costs is approximately $31 million, plus interest, attorney fees and damages, if any.  See Financial Statements and Supplementary Data - Note 18 – Contingencies under Part II, Item 8 in this Form 10-K for additional information.

Monetary Sanctions by Government Authorities.   During 2015, the Company received four final notices from the BSEE of civil penalties related to Incidents of Noncompliance (“INCs”) at various offshore locations.  An aggregate $0.2 million has been paid in respect of three of the four final notices.  The Company also received three proposed notices from BSEE related to INCs at various offshore locations.  The occurrence dates range from July 2012 to June 2014.  For the unpaid proposed penalties, the Company has accrued $1.0 million, which is the Company’s best estimate of the final settlement once all appeals have been exhausted.  The proposed amounts by the BSEE for the unpaid proposed penalties total $8.1 million.  The Company’s position is that the proposed civil penalties are excessive given the specific facts and circumstances related to each of the INCs.

ONRR Proposed Fine.  In December 2013 and January 2014, we were notified by the Office of Natural Resources Revenue (“ONRR”) of an underpayment of royalties on certain Federal offshore oil and gas leases that cumulatively approximated $30,000 over several years, which represents 0.0045% of royalty payments paid by us during the same period of the underpayment.  In March 2014, we received notice from the ONRR of a statutory fine of $2.3 million relative to such underpayment, which we believe has been subsequently reduced to $1.1 million due to revisions in the penalty calculation.  We believe the fine is excessive and extreme considering the circumstances and in relation to the amount of underpayment.  On April 23, 2014, we filed a request for a hearing on the record and a general denial of the ONRR’s allegations contained in the notice.  We intend to contest the fine to the fullest extent possible.  The ultimate resolution may result in a waiver of the fine, a reduction of the fine, or payment of the full amount plus interest covering several years.  As no amount has been determined as more likely than any other within the range of possible resolutions, no amount has been accrued as of December 31, 2015 or 2014.

 Iberville School Board Lawsuit. In August 2013, a citation was issued on behalf of plaintiffs, the State of Louisiana and the Iberville Parish School Board in their suit against the Company (among others) in the 18th Judicial District Court for the Parish of Iberville, State of Louisiana.  This case involves claims by the Iberville Parish School Board that this property has allegedly been contaminated or otherwise damaged by certain defendants’ oil and gas exploration and production activities.  The plaintiff’s claims include assessment costs, restoration costs, diminution of property value, punitive damages, and attorney fees and expenses, of which were not quantified in the claim.  We cannot currently estimate our potential exposure, if any, related to this lawsuit.  We are currently, and intend to continue, vigorously defending this litigation.

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

Executive Officers of the Registrant

The following lists our executive officers:

Name	Age (1)	Position
Tracy W. Krohn	61	Founder, Chairman, Director and Chief Executive Officer
Jamie L. Vazquez	55	President
John D. Gibbons	62	Senior Vice President and Chief Financial Officer
Thomas P. Murphy	53	Senior Vice President and Chief Operations Officer
Stephen L. Schroeder	53	Senior Vice President and Chief Technical Officer
Thomas F. Getten	68	Vice President, General Counsel and Secretary
(1)	Ages as of February 23, 2016.

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

	High	Low
2015:
First Quarter	$7.28	$5.08
Second Quarter	6.80	5.24
Third Quarter	5.42	2.86
Fourth Quarter	4.00	2.05

2014:
First Quarter	17.33	13.52
Second Quarter	19.78	14.00
Third Quarter	16.75	10.87
Fourth Quarter	11.32	5.34

As of March 3, 2016, there were 195 registered holders of our common stock.

Dividends

During 2015, no dividends were paid as dividend payments have been suspended.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources under Part II, Item 7 and Financial Statements and Supplementary Data – Note 7 – Long-Term Debt under Part II, Item 8 in this Form 10-K for more information regarding covenants related to dividends in our debt agreements.

The following reflects the frequency and amounts of all cash dividends declared during 2014 (in thousands, except per share data):

	Aggregate Dividends on Common Stock	Dividends per Share of Common Stock
2014:
First Quarter	$7,562	$0.10
Second Quarter	7,566	0.10
Third Quarter	7,566	0.10
Fourth Quarter	7,566	0.10

Dividends are subject to certain statutory requirements which include positive net equity.  Our Board of Directors decides the timing and amounts of any dividends for the Company.  Dividends are subject to periodic review of the Company’s performance, which includes the current economic environment and applicable debt agreement restrictions.  Our Board of Directors has suspended the regular quarterly dividend.

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

Forest Oil Corp. merged with another company during December 2014 and its shares were excluded from the peer group.

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

Issuer Purchases of Equity Securities

For the year 2015, we did not purchase any of our equity securities.

The following table sets forth information about restricted stock units delivered by employees during the quarter ended December 31, 2015 to satisfy tax withholding obligations on the vesting of restricted stock units.

Period	Total Number of Restricted Stock Units Delivered	Average Price per Restricted Stock Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	N/A	N/A	N/A	N/A
November 1, 2015 - November 30, 2015	N/A	N/A	N/A	N/A
December 1, 2015 - December 31, 2015	495,935	$2.82	N/A	N/A

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 and with Financial Statements and Supplementary Data under Part II, Item 8 in this Form 10-K.

	Year Ended December 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(In thousands, except per share data)
Consolidated Statement of Operations Information:
Revenues:
Oil	$349,191	$652,776	$718,944	$629,548	$643,222
NGLs	27,665	72,837	73,345	84,637	105,559
Natural gas	123,435	217,816	189,290	158,390	221,194
Other	6,974	5,279	2,509	1,916	1,072
Total revenues	507,265	948,708	984,088	874,491	971,047
Operating costs and expenses:
Lease operating expenses	192,765	264,751	270,839	232,260	219,206
Production taxes	3,002	7,932	7,135	5,840	4,275
Gathering and transportation	17,157	19,821	17,510	14,878	16,920
Depreciation, depletion and amortization	373,368	490,469	430,611	336,177	299,015
Asset retirement obligations accretion	20,703	20,633	20,918	20,055	29,771
Ceiling test write-down of oil and natural gas (6) properties	987,238	—	—	—	—
General and administrative expenses	73,110	86,999	81,874	82,017	74,296
Derivative (gain) loss	(14,375)	(3,965)	8,470	13,954	(1,896)
Total costs and expenses	1,652,968	886,640	837,357	705,181	641,587
Operating income (loss)	(1,145,703)	62,068	146,731	169,310	329,460
Interest expense, net of amounts capitalized	97,336	78,396	75,581	49,994	42,516
Loss on extinguishment of debt (7)	—	—	—	—	22,694
Other (income) expense, net (8)	4,663	(208)	(8,946)	(215)	(84)
Income (loss) before income tax expense (benefit)	(1,247,702)	(16,120)	80,096	119,531	264,334
Income tax expense (benefit)	(202,984)	(4,459)	28,774	47,547	91,517
Net income (loss)	$(1,044,718)	$(11,661)	$51,322	$71,984	$172,817
Basic and diluted earnings (loss) per common share	$(13.76)	$(0.16)	$0.68	$0.95	$2.29
Dividends on common stock (9)	—	30,260	58,846	82,832	58,756
Cash dividends per common share	—	0.40	0.78	1.11	0.79
Consolidated Cash Flow Information:
Net cash providing by operating activities (10)	$132,554	$473,973	$562,708	$358,353	$493,122
Capital expenditures - oil and natural gas properties (11)	230,161	626,612	634,378	684,863	719,026

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Information:
Cash and cash equivalents	$85,414	$23,666	$15,800	$12,245	$4,512
Total assets (10)	1,208,022	2,689,508	2,497,180	2,337,615	1,860,868
Long-term debt (10)	1,196,855	1,352,120	1,195,883	1,076,506	710,950
Shareholders' equity (deficit)	(526,491)	509,308	540,610	541,187	544,574

(1)	In the fourth quarter of 2015, we sold our interest in the Yellow Rose field.
(2)

In the second quarter of 2014, we acquired the Woodside Properties from Woodside and, in the third quarter of 2014, we acquired the remaining working interest in the Fairway Field and the associated Yellowhammer gas processing plant that we did not already own.

(3)	In the fourth quarter of 2013, we acquired the Callon Properties from Callon.
(4)	In the fourth quarter of 2012, we acquired the properties from Newfield Exploration Company and its subsidiary Newfield Exploration Gulf Coast LLC.
(5)

In the second quarter of 2011, we acquired certain oil and gas leasehold interests from Opal Resources LLC and Opal Resources Operating Company LLC and, in the third quarter of 2011, we acquired 64.3% working interest in the Fairway Field and the associated Yellowhammer gas processing plant from Shell.

(6)	In 2015, we incurred impairment charges for ceiling test write-downs of our oil and gas properties due to substantial reductions in commodity prices.
(7)

In 2011, we expensed repurchase premiums, deferred financing costs and other costs totaling $22.0 million related to the repurchase of $450.0 million in aggregate principal amount of our 8.25% Senior Notes due 2014.

(8)

In 2015, other (income)/expense, net include $3.2 million for write-downs of debt issuance costs related to reductions of the borrowing base of the revolving bank credit facility.  In 2013, other (income)/expense, net consisted primarily of payments received in conjunction with an option exercised by a counterparty.

(9)

The years 2013, 2012 and 2011 included special dividends of $31.8 million ($0.42 per share), $59.0 million ($0.79 per share) and $46.9 million ($0.63 per share), respectively.  No special dividends were paid in 2014.

(10)	Prior periods were retrospectively adjusted to conform to the current year presentation related to the early adoption of certain accounting standards and for other conforming adjustments.
(11)	Reported on an accrual basis.

HISTORICAL RESERVE AND OPERATING INFORMATION

The following tables present summary information regarding our estimated net proved oil, NGLs and natural gas reserves and our historical operating data for the years shown below.  Estimated net proved reserves are based on the unweighted average of first-day-of-the-month commodity prices over the period January through December of the respective year in accordance with SEC guidelines.  For additional information regarding our estimated proved reserves, please read Business under Part I, Item 1 and Properties under Part I, Item 2 of this Form 10-K.  The selected historical operating data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 and with Financial Statements and Supplementary Data under Part II, Item 8 in this Form 10-K.

	December 31,
	2015	2014	2013	2012	2011
Reserve Data: (1)
Estimated net proved reserves
Oil (MMBbls)	35.5	61.7	58.5	54.8	51.4
NGLs (MMBbls)	6.6	15.8	15.9	15.2	17.1
Natural Gas (Bcf)	205.4	254.9	259.9	285.1	289.7
Total barrel equivalents (MMBoe)	76.4	120.0	117.7	117.5	116.9
Total natural gas equivalents (Bcfe)	458.1	720.0	705.9	705.1	701.1
Proved developed producing (MMBoe)	57.6	68.7	60.6	62.6	54.3
Proved developed non-producing (MMBoe) (2)	11.4	14.6	25.5	24.3	22.1
Total proved developed (MMBoe)	69.0	83.3	86.1	86.9	76.4
Proved undeveloped (MMBoe)	7.4	36.7	31.6	30.6	40.5
Proved developed reserves as %	90.3%	69.4%	73.2%	74.0%	65.4%
Reserve additions (reductions) (MMBoe):
Revisions (3)	(12.7)	4.1	(3.9)	(4.7)	8.6
Extensions and discoveries	4.1	9.7	20.2	15.8	5.3
Purchases of minerals in place	1.0	6.1	2.4	7.0	39.0
Sales of minerals in place (4)	(19.0)	—	(0.5)	(0.4)	—
Production	(17.0)	(17.6)	(18.0)	(17.1)	(16.9)
Net reserve additions (reductions)	(43.6)	2.3	0.2	0.6	36.0
(1)

The conversions to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding).  The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

(2)	Approximately 1.4 MMBoe and 1.5 MMBoe of reserves as of December 31, 2013 and 2012, respectively, were shut in at our Mississippi Canyon 506 field (Wrigley) due to a platform and pipeline outage.
(3)

Revisions include changes due to price estimated for reserves held at year-end for each year presented.  Revisions in 2015 also include revisions related to the Yellow Rose field up to the date of the sale.

(4)	In 2015, related primarily to the sale of the Yellow Rose field in October 2015.
Volume measurements:
MMBbls – million barrels of crude oil, condensate or NGLs	Bcf – billion cubic feet
MMBoe – million barrels of oil equivalent	Bcfe – billion cubic feet of gas equivalent

	Year Ended December 31,
	2015	2014	2013(1)	2012	2011
Operating: (2)
Net sales:
Oil (MBbls)	7,751	7,176	7,018	6,033	6,073
NGLs (MBbls)	1,604	2,112	2,091	2,129	1,892
Oil and NGLs (MBbls)	9,355	9,288	9,110	8,163	7,964
Natural gas (MMcf)	46,163	50,088	53,257	53,825	53,743
Total oil equivalent (MBoe)	17,049	17,636	17,986	17,133	16,921
Total natural gas equivalents (MMcfe)	102,294	105,815	107,915	102,800	101,528
Average daily equivalent sales (Boe/day)	46,709	48,317	49,276	46,813	46,360
Average daily equivalent sales (Mcfe/day)	280,256	289,904	295,657	280,875	278,158
Average realized sales prices:
Oil ($/Bbl)	$45.05	$90.96	$102.44	$104.35	$105.92
NGLs ($/Bbl)	17.25	34.49	35.07	39.75	55.81
Oil and NGLs ($/Bbl)	40.28	78.13	86.97	87.50	94.02
Natural gas ($/Mcf)	2.67	4.35	3.55	2.94	4.12
Oil equivalent ($/Boe)	29.34	53.49	54.58	50.93	57.32
Natural gas equivalent ($/Mcfe)	4.89	8.92	9.10	8.49	9.55
Average per Boe ($/Boe):
Lease operating expenses	$11.31	$15.01	$15.06	$13.56	$12.95
Gathering and transportation	1.01	1.14	0.95	0.85	1.01
Production costs	12.32	16.15	16.01	14.41	13.96
Production taxes	0.17	0.42	0.42	0.36	0.24
DD&A	23.11	28.98	25.10	20.79	19.43
General and administrative expenses	4.29	4.93	4.55	4.79	4.39
	$39.89	$50.48	$46.08	$40.35	$38.02
Average per Mcfe ($/Mcfe):
Lease operating expenses	$1.88	$2.50	$2.51	$2.26	$2.16
Gathering and transportation	0.17	0.19	0.16	0.14	0.17
Production costs	2.05	2.69	2.67	2.40	2.33
Production taxes	0.03	0.07	0.07	0.06	0.04
DD&A	3.85	4.83	4.18	3.47	3.24
General and administrative expenses	0.71	0.82	0.76	0.80	0.73
	$6.64	$8.41	$7.68	$6.73	$6.34
Wells drilled (gross):
Offshore	5	6	6	5	8
Onshore	5	33	40	77	40
Productive wells drilled (gross):
Offshore	5	6	5	4	8
Onshore	5	33	40	77	39

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

(2)

The conversions to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding).  The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

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

We are an independent oil and natural gas producer with operations offshore in the Gulf of Mexico.  We have grown through acquisitions, exploration and development and currently hold working interests in approximately 54 offshore fields in federal and state waters (50 producing and four fields capable of producing).  We currently have under lease approximately 900,000 gross acres, with approximately 550,000 gross acres on the shelf and approximately 350,000 gross acres in the deepwater.  A majority of our daily production is derived from wells we operate offshore.  We own interests in approximately 200 offshore structures, 137 of which are located in fields that we operate.  Our interest in fields, leases, structures and equipment are primarily owned by the parent company, W&T Offshore, Inc. and our wholly-owned subsidiary, W & T Energy VI, LLC.

In managing our business, we are focused on maintaining and growing production and reserves in a profitable and prudent manner.  We have historically grown our reserves and production through acquisitions and our drilling programs.  We have focused on acquiring properties where we can develop an inventory of drilling prospects that will enable us to continue to add reserves post-acquisition.  In light of the continued depressed commodity pricing conditions that commenced in the second half of 2014 and assuming such conditions continue throughout 2016, we are managing our business in 2016 by significantly postponing our drilling program with a goal of having 2016 production levels near our 2015 levels.

In October 15, 2015, we sold our interests in the Yellow Rose onshore field in the Permian Basin to Ajax.  Our interest in the field  covered approximately 25,800 net acres.  In connection with the sale, we retained a non-expense bearing ORRI in production from the working interests sold, which percentage varies on a sliding scale from one percent for each month that the prompt month NYMEX trading price for light sweet crude oil is at or below $70.00 per barrel to a maximum of four percent for each month that such NYMEX trading price is greater than $90.00 per barrel.  Internal estimates of proved reserves at the date of the sale were 19.0 MMBoe, consisting of approximately 71% oil, 11% NGL and 18% natural gas.  Including adjustments from an effective date of January 1, 2015, the adjusted sales price was $372.9 million  and the buyer assumed the ARO associated with our interests in the Yellow Rose field, which we had estimated at $6.9 million at the time of the sale.  We used a portion of the proceeds of the sale to repay all the outstanding borrowings under our revolving bank credit facility, while the remaining balance of approximately $100 million was added to available cash.

In September 2014, we acquired an additional ownership interest in the Fairway Field (Mobile Bay blocks 113 and 132) located in Alabama state waters and the associated Yellowhammer gas processing plant, which increased our ownership interest from 64.3% to 100%.  Including adjustments from an effective date of July 1, 2014, the adjusted purchase price was $17.4 million and we assumed the additional ARO associated with the increased ownership interest in Fairway, which we have estimated to be $6.1 million.  The acquisition was funded from borrowings under our revolving bank credit facility and cash on hand.

In May 2014, we acquired from Woodside certain oil and gas leasehold interests in the Gulf of Mexico.  The Woodside Properties consisted of a 20% non-operated working interest in the producing Neptune field (deepwater Atwater Valley blocks 574, 575 and 618), along with an interest in the Neptune tension-leg platform, associated production facilities and various interests in 24 other deepwater lease blocks. Including adjustments from an effective date of November 1, 2013, the adjusted purchase price was $54.8 million and we assumed the ARO associated with the Woodside Properties, which we have estimated to be $11.3 million.  The acquisition was funded from borrowings under our revolving bank credit facility and cash on hand.

In November and December 2013, we acquired from Callon certain oil and gas leasehold interests in the Gulf of Mexico.  The Callon Properties consisted of a 15% non-operated working interest in the Medusa field (deepwater Mississippi Canyon blocks 538 and 582), interest in associated production facilities and various interests in other non-operated fields.  Including adjustments from an effective date of July 1, 2013, the adjusted purchase price was $83.0 million and we assumed the ARO associated with the Callon Properties, which we have estimated to be $4.2 million.  The acquisition was funded from borrowings under our revolving bank credit facility and cash on hand.

See Financial Statements and Supplementary Data – Note 2 – Acquisitions and Divestitures under Part II, Item 8 in this Form 10-K for additional information on acquisitions and divestitures.

Our financial condition, cash flow and results of operations are significantly affected by the volume of our oil, NGLs and natural gas production and the prices that we receive for such production.  Our production volumes for 2015 were comprised of approximately 46% oil and condensate, 9% NGLs and 45% natural gas, determined using the energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs.  The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices per Mcfe for crude oil, NGLs and natural gas may differ significantly.  For 2015, our combined total production of oil, NGLs and natural gas was 3% below 2014, as we had new production from recently drilled wells and acquisitions, partially offset by natural production declines, divestitures, various pipeline outages, platform outages and maintenance shut-ins offshore.  During 2014, sales volumes also benefited from new wells that were brought on line along with production from acquisitions and were negatively impacted by natural production declines, various pipeline outages, maintenance issues and storms.

Our realized sales prices received for our crude oil, NGLs and natural gas production are affected by not only domestic production activities and political issues, but more importantly, international events, including both geopolitical and economic events.  During 2015, crude oil, NGL, and natural gas realized prices were significantly below prior year prices, and the realized prices for all three commodities were the lowest in the fourth quarter of 2015 compared to the prior three quarters of 2015.  Thus far in 2016, prices have fallen even further.  Partially offsetting the declining sales prices has been a reduction in the cost of supplier goods and services in 2015 compared to 2014, but these have not decreased as quickly and dramatically as the price of the commodities that we sell; therefore, margins have deteriorated significantly in 2015 along with total cash flows.  The current market imbalance is predominantly supply driven caused by a number of issues that are described below.

The U.S. Energy Information Administration’s (“EIA”) data estimates the worldwide supply of crude oil and other petroleum liquids outpaced consumption in 2015 by 1.9 million barrels per day in addition to an oversupply in 2014 by 0.8 million barrels per day.  For 2016, EIA forecasts crude oil supply being above consumption by approximately 0.7 million per day.  For 2017, EIA forecast supply and consumption to be relatively in balance.  Even if a balance between supply and demand is achieved, the accumulated excess inventory will likely provide a continual drag on a price recovery well past such balancing period.  This oversupply and high inventory levels is expected to keep downward pressure on prices, which have continued to fall since year-end 2015 to the lowest levels since 2003.  The EIA forecasts the first draw on global inventories occurring in the third quarter of 2017.  Worldwide crude oil supply growth in 2015 from 2014 was estimated at 2.6%, while consumption growth was estimated at 1.4%.  The increases in production were primarily from the U.S. and from within OPEC, primarily with Iraq and Saudi Arabia having the largest increases within OPEC.  Per news sources, Saudi Arabia reached an agreement with Russia to freeze oil production at January 2016 levels, but did not agree to production decreases and such agreement is not expected to have an impact on the oversupply situation.  The agreement is expected to be rejected by Iran and Iraq as it would limit their production in the near future.  Many countries, such as Russia, Iraq, Iran and Venezuela, have economies that are highly or solely dependent on oil revenues and do not have significant cash reserves like Saudi Arabia; therefore, production reductions from these countries is not expected.  Due to recent events and the expectations of having economic sanctions lifted, Iran is expected to market its crude oil freely to world-wide markets in 2016, which is expected to result in increased production in 2016.

Many U. S. producers substantially reduced capital expenditures in 2015 compared to 2014 and the number of drilling rigs searching for oil and gas have fallen dramatically (discussed below), EIA estimates U.S. petroleum and other liquids production increased in 2015 despite the reduced capital spending levels.  EIA projects capital spending levels to decrease further in 2016, yet still not affect worldwide production levels in a meaningful manner, with OPEC increases offsetting non-OPEC decreases, of which are primarily decreases projected for the U.S.  EIA estimates U.S. petroleum and other liquids production for 2014, 2015, 2016 and 2017 to be 14.1, 15.0, 14.6 and 14.6 million barrels per day, respectively, and estimates Canada’s petroleum and other liquids production for 2014, 2015, 2016 and 2017 to be 4.4, 4.5, 4.6 and 4.6 million barrels per day, respectively.  In addition, the strength in the U.S. dollar relative to other currencies continues to have a very negative impact on crude pricing in most parts of the world.  Because all barrels are traded in U.S. dollars, as the U.S. dollar gains strength, crude prices are lower in U.S. dollars but are more expensive in other currencies.

EIA estimates world-wide consumption for petroleum and other liquids grew in 2015 over 2014 by 1.3 million barrels per day (1.4%) and projects year-over-year growth in 2016 and 2017 of 1.5%.  Geographically, growth estimates are fairly diverse with China expected to have the largest increases.  Eurasia and Europe had decreased consumption in 2015, with Eurasia consumption expected to be flat over the next two years and Europe expected to grow year over year in 2016 and 2017.

In addition to U.S. crude oil production, another factor affecting the price of domestic crude oil is the ability to get production to market.  Over the past few years, the infrastructure (both pipeline and rail) to transport crude oil within the United States has seen a major and rapid change.  A number of pipelines have been built and completed, reversed flowed, or expanded to move crude oil from Cushing, Oklahoma (a major crude oil storage hub) primarily to the U.S. Gulf Coast but also to the Midwest as well.  Transportation capacity has also been added in major producing regions, like the Permian Basin, to move crude oil to the U.S. Gulf Coast rather than to Cushing.  Rail receiving capacity also expanded on the East Coast, and to some extent on the U.S. Gulf Coast.  In late 2015, Congress lifted the ban on shipping U.S. crude outside of North America.  These events have helped decrease the spread between Brent and WTI, which fell to an average of $3.66 per barrel in 2015 compared to an average $5.72 per barrel in 2014 and over $10.00 per barrel in 2013.  Thus far in 2016, Brent has at times traded below WTI and current market indications are that Brent will continue to trade near parity to WTI.

During 2015, our average realized crude oil sales price was $45.05, down from $90.96 per barrel (50.5% lower) for 2014.  The two primary benchmarks reported upon are the prices for WTI and Brent crude oil.  As reported by the EIA, WTI crude oil prices averaged $48.66 per barrel for 2015, down from $93.17 per barrel (47.8% lower) for 2014.  Brent crude average oil prices decreased to $52.32 per barrel for 2015, down from $98.97 per barrel (47.1% lower) for 2014.  WTI and Brent average crude oil prices in the fourth quarter of 2015 were lower than the third quarter of 2015 presenting a downward trend in crude oil prices. Our average realized crude oil sales price percentage decrease for 2015 approximately mirrored the benchmarks, but differs due to premiums or discounts (referred to as differentials), volume weighting and other factors.  Over 90% of our oil was produced offshore in 2015 in the Gulf of Mexico and is characterized as Light Louisiana Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”), Poseidon and others.  WTI is frequently used to value domestically produced crude oil, and the majority of our oil production is priced using the spot price for WTI as a base price, then adjusted for the type and quality of crude oil and other factors.  The differentials for our offshore crude oil have also experienced volatility.  For example, the monthly average differentials of WTI versus LLS, HLS and Poseidon for 2015 were a positive $3.72 and $2.76, and a negative $1.04 per barrel, respectively.  This compares to a positive $3.88 and $3.52, and a negative $1.20 per barrel, respectively, for 2014.  Variations in these differentials between quarters have been over $3.00 per barrel.

An EIA report issued in early January 2016 projected WTI crude oil prices for 2016 and 2017 at $38.54 per barrel and $47.00 per barrel, respectively, and Brent crude oil prices for 2016 and 2017 at $40.15 per barrel and $50.00, respectively.  An EIA report issued in February 2016 revised price projections downward for 2016, forecasting WTI and Brent to be at parity and having averages prices of $38.00 per barrel and $50.00 per barrel in 2016 and 2017, respectively.

During 2015, our average realized NGLs sales price decreased 50.0% compared to 2014.  Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel.  During 2015, average prices for domestic ethane decreased 35% and average domestic propane prices decreased 57% from 2014.  Average price decreases for other domestic NGLs were approximately 50%.  The price changes were reflective of the price changes for crude oil and natural gas.  Production of NGLs continued to increase in 2015 causing re-injection of ethane back into the natural gas stream.  Propane inventories are at all-time highs dating back to 1993 when EIA began collecting such inventory data.  Propane inventories at the end of 2015 were 25% higher than the same period in 2014.  New “rich gas” processing capacity added in the fourth quarter of 2014 has increased NGL extraction capability, which has added additional NGLs to an already oversupplied market.  From a historical perspective, NGL production from domestic gas plants has increased over 70% from 2009 levels (from 1.9 million barrels per day to 3.3 million barrels per day).  As long as U.S. crude oil and natural gas production remain high and the price ratio of crude oil to natural gas remains wide (as measured on a six to one energy equivalency), the production of NGLs may continue to be high relative to historical norms, which would in turn suggest continued weak prices, or possibly further price reductions, especially for the prices of ethane and propane.  Many natural gas processing facilities have been and will likely continue re-injecting ethane back into the natural gas stream after processing due to insufficient ethane demand, which negatively impacts production and natural gas prices.  Once propane is extracted from the natural gas stream, it is not re-injected and is sold as a separate component.  As propane inventories build with no offsetting increase in demand, propane prices are expected to continue to be weak or weaken further.

During 2015, our average realized natural gas sales price decreased 38.6% compared to 2014.  According to the EIA, spot prices for natural gas at Henry Hub (the primary U.S. price benchmark) were 40.0% lower in 2015 from 2014.  Natural gas prices are more affected by domestic issues (as compared to crude oil prices), such as weather (particularly extreme heat or cold), supply, local demand issues, other fuel competition (coal) and domestic economic conditions, and they have historically been subject to substantial fluctuation.   However, with the surplus of natural gas that has plagued the industry since 2012, natural gas prices have been weak and the fluctuations in prices have been limited to the lower end of the price range.  The U.S. natural gas inventories at the end of December 2015 were 16% higher than the same period last year and were 15% above the previous five-year average for this time of the year.  For 2015, supply increased 3.5% and consumption increased 3.0% over 2014.  Consumption increases came from higher electric power usage, while residential and commercial usage was lower.  EIA projects inventories at the end of heating season (March 2016) to be 38% above the level at the same time last year.

The average price of natural gas is still weak from an overall economic standpoint, and we expect continued weakness in natural gas prices for a number of reasons, including (i) producers may continue to drill in order to secure and to hold large lease positions before expiration, particularly in shale and similar resource plays, (ii) production efficiency gains being achieved in the shale gas areas resulting from better hydraulic fracturing, horizontal drilling, pad drilling and production techniques and (iii) re-injecting ethane into the natural gas stream as indicated above, which increases the natural gas supply.

EIA projects natural gas prices to be flat for 2016 compared to 2015 and increase in 2017.  EIA estimates natural gas prices (Henry Hub spot price) for the full year 2015, 2016 and 2017 at $2.71, 2.73 and $3.32 per Mcf, respectively.  U.S. production is projected to be higher in 2016 and 2017 by 1% year over year, which will continue to exert downward pressure on prices.  Natural gas usage for power generation is expected to be around 32% in 2016 and 2017, compared to 33% in 2015 and 27% in 2014 due to lower natural gas prices compared to coal and new Federal regulations related to coal usage.

During 2015, the number of rigs drilling for oil and natural gas in the U.S. has declined significantly from 2014 levels due to lower crude oil and natural gas prices.  According to Baker Hughes, the oil rig count at the end of 2014 was 1,482 and at the end of 2015 was 536, a decrease of 64% and a five-year low.  The U.S. natural gas rig count at the end of 2014 was 328 and at the end of 2015 was 162, a decrease of 51% from year end 2014 and a 28-year low (the extent of data provided by Baker Hughes).  In the Gulf of Mexico, there were 54 rigs (42 oil and 12 natural gas) at the end of 2014.  As of the end of 2015, there were 25 rigs (20 oil and five natural gas), a decrease of 54% from year end 2014.  The majority of rigs in the Gulf of Mexico are currently “floaters” rather than jack-up rigs.

As required by the full cost accounting rules, we performed our ceiling test calculation during 2015 using the SEC pricing guidelines, which require using the 12-month average commodity price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price adjusted for price differentials.  We are required to perform the ceiling test calculation at the end of each quarter.  The average price using the SEC required methodology at December 31, 2015 was $46.79 per barrel for WTI crude oil and $2.59 per MMBtu for Henry Hub natural gas before adjustments.  Due to the decrease in the 12-month average price for both crude oil and natural gas, we recorded ceiling test write-downs of the carrying value of our oil and natural gas properties in each quarter of 2015, including $32.4 million in the fourth quarter of 2015 and totaling $987.2 million for the full year of 2015.  Incurrence of further write downs is dependent primarily on the price of crude oil and natural gas, but also is affected by quantities of proved reserves, the cost of future development costs and the future lease operating costs.

At this time, we expect to incur a further ceiling test impairment write-down in the first quarter of 2016 assuming commodities prices do not increase dramatically.  While it is difficult to project future impairment write-downs in light of numerous variables involved, the following price sensitivity calculation using basic assumptions is provided to illustrate the impact of lower commodities pricing on impairment charges and proved reserves volumes.  Pro-forma 12-month average prices were determined by using the January 1, 2016 and February 1, 2016 benchmark commodities prices of $33.50 and $28.00 per barrel for WTI crude oil and $2.31 and $2.26 per MMBtu for Henry Hub natural gas, respectively (before adjustments),  then using February 1, 2016 prices as a proxy for March 1, 2016 prices and removing the first quarter 2015 prices from the 12-month average, we calculated that the benchmark 12-month average prices would decrease to $42.52 per barrel for WTI crude oil and $2.45 per MMBtu for Henry Hub natural gas (before adjustments).  If such pro-forma pricing was used in our PV-10 calculations of reserves at December 31, 2015, and assuming no other changes, our ceiling test impairment write-down for the year 2015 would have increased by $137.3 million to $1,124.5 million

Using a pro forma 12-month average commodity prices computed as described in the previous paragraph, our proved reserves would have decreased by approximately 0.9 MMBoe.   This is as a result of the loss of one of our offshore proved undeveloped locations, which would not be economically producible at such prices, and some fields would experience a shortened time horizon.  The foregoing calculation was made without regard to additions or other further revisions to proved reserves estimated at December 31, 2015 other than as a result of such pricing changes.

See Properties – Proved Reserves under Part I, Item 2; Selected Financial Data under Part II, Item 6 and Financial Statements and Supplementary Data – Note 21 – Supplemental Oil and Gas Disclosures under Part II, Item 8 in this Form 10-K for additional information on our proved reserves.

During October 2015, we entered into an amendment to our Credit Agreement, which primarily (i) amended certain covenants related to financial ratios, (ii) amended certain limitations on distributions, redemptions and prepayments of indebtedness and (iii) revised margins which increased interest rates.  Effective October 30, 2015, the borrowing base was set at $350 million subject to the next redetermination scheduled for April 2016.  During 2015, we entered into the 9.00% Term Loan, with the net proceeds used to pay down a portion of the borrowings outstanding on the revolving bank credit facility.  After the sale of the Yellow Rose field, proceeds were used to pay down the outstanding balance on the revolving bank credit facility and the remainder was added to available cash.

As of December 31, 2015, we had $85.4 million of available cash and we had no borrowings outstanding under the Credit Agreement, which matures in November 2018.  Borrowings outstanding under the Credit Agreement subsequent to December 31, 2015 are described below.  The 8.50% Senior Notes mature in June 2019 and the 9.00% Term Loan matures in May 2020.  See Liquidity and Capital Resources in this Item 7 and Financial Statements and Supplementary Data – Note 7 – Long-Term Debt under Part II, Item 8 in this Form 10-K for additional information.

The significant reductions in crude oil and natural gas pricing commencing in the second half 2014 have adversely impacted the Company’s financial strength and have resulted in the Company’s inability to meet the relevant financial strength and reliability criteria set forth in the NTL #2008-N07.  Prior to 2015, we were partially exempt from providing such financial assurances under our corporate structure.  As substantially all of our operations are now subject to supplemental bonding, we had discussions with the BOEM during 2015.  In February and March 2016, we received several demands from the BOEM ordering the Company to secure financial assurances in the form of additional surety bonds in the aggregate of $260.8 million, with amounts specified with respect to certain designated leases.  The bonds are to be secured on or before March 29, 2016.  As of the date of filing this Form 10-K, we have not obtained these additional supplemental bonds, or acceptable replacement collateral or other financial assurances.  Also in February 2016, we borrowed $340 million on our revolving bank credit facility for liquidity purposes, but we may be required to repay a portion of our outstanding borrowings if our borrowing base under the Credit Agreement is reduced.  Our current borrowing base is in the process of being redetermined by our lenders, and we expect such review could result in a reduction of our borrowing base.  To the extent borrowings and letters of credit outstanding exceed the redetermined borrowing base, such excess or deficiency is required to be repaid within 90 days in three equal monthly payments.  See Risk Factors – We may be unable to provide the financial assurances demanded by the BOEM to cover our lease decommissioning obligations in the amounts and under the time periods required by the BOEM.  If extensions and modifications to the BOEM’s current or future demands are needed and cannot be obtained, the BOEM could elect to take actions that would materially adversely impact our operations and our properties, including commencing proceedings to suspend our operations or cancel our federal offshore leases. – and - The borrowing base under our Credit Agreement may be reduced by our lenders and we are required to repay borrowings that exceed the borrowing base within 90 days in three equal monthly payments. – under Part I, Item 1A and Financial Statements and Supplementary Data – Note 20 – Subsequent Events under Part II, Item 8 in this Form 10-K for additional information.

Many changes in laws, regulations, guidance, interpretations and policy continue to be proposed and issued in our industry.  At this time, we are unable to assess the potential impact as clarification is needed for items within the proposals.

Due to the continued deterioration of commodity prices and the outlook for the remainder of 2016, we have set our 2016 capital expenditure budget at $15 million.  This is a significant reduction from our 2015 and 2014 incurred capital expenditures of $231 million and $630 million, respectively.  We have the flexibility to make this reduction to our 2016 capital expenditure budget because we have no long term rig commitments and no pressure from partners to drill or complete a well.  Moreover, we expect our deepwater projects completed in 2015, combined with new production from our Ewing Bank 910 A-8 well will help with 2016 production levels.  However, unplanned downtime, pipeline maintenance, and well performance are factors leading to lower estimated production in 2016 from 2015.  We do not expect to lose drilling opportunities at this spending level and have no significant lease expiration issues in 2016.  In addition, our plans include spending $84 million in 2016 for ARO, which is an increase from $33 million spent on ARO in 2015.  We continue to closely monitor current and forecasted prices to assess if changes are needed to our plans. See Risk Factors under Part I, Item 1A in this Form 10-K for additional information.

Our operating costs in 2015 included the expense of operating our wells, platforms and other infrastructure primarily in the Gulf of Mexico and Texas, and transporting our production to the points of sale.  With the sale of the Yellow Rose field in October 2015, our oil and gas properties are entirely in the Gulf of Mexico.  Our operating costs are generally comprised of several components, including direct operating costs, repairs and maintenance, gathering and transportation costs, production taxes, insurance premiums, workover costs and ad valorem taxes.  Our operating costs depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties.  Workover costs can vary significantly from year to year depending on the level of activity (either required or desired) and type of equipment used.  In those instances where a drilling rig is required as opposed to some other type of intervention vessel or equipment, the costs tend to be much higher and require more time.

In recent years, we have operated or participated in wells near the outer edge of the continental shelf and in the deepwater of the Gulf of Mexico.  To the extent we continue expanding deepwater operations, our operating costs may increase, especially as we find and produce more crude oil rather than natural gas.  While each field can present operating problems that can add to the costs of operating a field, the production costs of a field are generally directly proportional to the number of production platforms built in the field.  As technologies have improved, oil and natural gas can be produced from larger acreage areas using a single platform, which may reduce the operating costs associated with future development projects.

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

Applicable environmental regulations require us to remove our platforms after production has ceased, to plug and abandon all wells and to remediate any environmental damage our operations may have caused.  These types of activities are collectively referred to as decommissioning or ARO.  The costs associated with our ARO generally increase as we drill wells in deeper parts of the continental shelf and in the deepwater.  We generally do not pre-fund our ARO.  We estimated the present value of our liability related to our ARO at $378.3 million as of December 31, 2015, of which $84.3 million is estimated to be spent during 2016.  Inherent in the present value calculation of our liability are numerous estimates, assumptions and judgments, including the ultimate settlement amounts, inflation factors, changes to our credit-adjusted risk-free rate, timing of settlement and expenditure, and changes in the legal, regulatory, environmental and political environments.  Actual expenditures for ARO could vary significantly from these estimates.  Prior to 2015, we have seen upward revisions in costs to do this work partly due to significant changes in the regulatory requirements and partly due to the escalation in the cost of goods and services required to do the work.  During 2015, some of the plug and abandonment service costs were lower, some stayed relatively constant, and some increased from scope and regulatory interpretation changes.  Overall, service costs related to plugging and abandonment were relatively the same as in 2014.  During 2015, our lease operating expenses decreased approximately 25% in 2015 on a per BOE basis.  At current commodity prices, we expect that costs for decommissioning and the related ARO liability will decline as well.

Many changes in laws, regulations, guidance, interpretations and policy continue to be proposed and issued in our industry.  The process for obtaining offshore drilling permits, especially deepwater drilling permits, has expanded and lengthened in the past few years.  The most significant regulatory changes in recent years are regulations related to potential environmental impacts, spill response documentation, compliance reviews, operator practices related to safety and implementing a safety and environmental management system.  The new regulations and increased review process increases the time to obtain drilling permits and increases the cost of operations.  Also, the regulations have changed related to plugging and abandonment of offshore wells and related infrastructure considerably, driving up both the time and cost to perform the work.  As these new regulations and guidance continue to evolve, we cannot estimate the cost and impact to our business at this time.  See Regulation under Part I, Item 1 in this Form 10-K for additional information.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues.  Total revenues decreased $441.4 million, or 46.5%, to $507.3 million in 2015 compared to 2014.  Oil revenues decreased $303.6 million, or 46.5%, NGLs revenues decreased $45.2 million, or 62.0%, natural gas revenues decreased $94.4 million, or 43.3%, and other revenues increased $1.7 million.  The oil revenue decrease was attributable to a 50.5% per barrel decrease in the average realized sales price to $45.05 per barrel in 2015 from $90.96 per barrel in 2014, partially offset by an 8.0% increase in sales volumes.  The NGLs revenue decrease was attributable to a 50.0% decrease in the average realized sales price to $17.25 per barrel in 2015 from $34.49 per barrel in 2014 and a decrease of 24.1% in sales volumes.  The decrease in natural gas revenue was attributable to a 38.6% decrease in the average realized natural gas sales price to $2.67 per Mcf in 2015 from $4.35 per Mcf for 2014 and a 7.8% decrease in sales volumes.  We experienced increases in production at the Ship Shoal field 349 field (Mahogany); Mississippi Canyon 538/582 field (Medusa); Mississippi Canyon 506 (Wrigley) field; Atwater Valley 575 field (Neptune); Brazos A133 field (partially due to the acquisition of an additional working interest); and Mississippi Canyon 782 (Dantzler) and Mississippi Canyon 698 (Big Bend), which began production in the fourth quarter of 2015.  Production was negatively impacted for all commodities from natural production declines, production deferrals affecting various fields and the divestiture of the Yellow Rose field.  We estimate production deferrals were 2.4 MMBoe during 2015 due primarily to pipeline, third party and well issues.  Some portion of this deferred production will not be recovered in the future as certain wells were sold or abandoned.  During 2014, estimated production deferrals were 2.6 MMBoe.

Revenues from oil and liquids as a percent of our total revenues were 74.3% for 2015 compared to 76.5% for 2014.  NGLs realized sales prices as a percent of crude oil realized prices increased to 38.3% for 2015 compared to 37.9% for 2014.

Lease operating expenses. Lease operating expenses, which include base lease operating expenses, insurance, workovers, and facilities maintenance, decreased $72.0 million, or 27.2%, to $192.8 million in 2015 compared to 2014.  On a per Boe basis, lease operating expenses decreased to $11.31 per Boe during 2015 compared to $15.01 per Boe during 2014.  On a component basis, workover expense decreased $26.0 million, base lease operating expenses decreased $24.5 million, facilities maintenance decreased $17.3 million and insurance premiums decreased $4.9 million.  The decrease in workover costs was primarily due reductions in onshore activity and offshore activity at High Island 111 in 2014.  Base lease operating expenses decreased primarily due to lower cost from service providers, less onshore downhole well work and the sale of the Yellow Rose field, partially offset by increases from acquisitions, lower production handling fees, expenses related to our new deepwater fields at Dantzler and Big Bend, and expenses related to our new well at Ewing Banks 910.

Production taxes.  Production taxes decreased to $3.0 million, or 62.2%, during 2015 compared to $7.9 million in 2014 primarily due to lower commodity prices, lower onshore volumes and the sale of the Yellow Rose field.  Currently, production taxes are not a large component of our operating costs.  Most of our production is from federal waters where there are no production taxes, while onshore and state water operations are subject to production taxes.

Gathering and transportation costs.  Gathering and transportation costs decreased to $17.2 million, or 13.4%, in 2015 compared to $19.8 million in 2014 primarily due to reductions related to transactions with the Terrebonne gas processing plant.

Depreciation, depletion, amortization and accretion.  DD&A, including accretion for ARO, decreased to $23.11 per Boe for 2015 from $28.98 per Boe for 2014.  On a nominal basis, DD&A decreased to $394.1 million, or 22.9%, for 2015 from $511.1 million in 2014.  DD&A on a per Boe and nominal basis decreased primarily due to the ceiling test write-downs recorded during the first three quarters of 2015 (the fourth quarter ceiling test write-down will affect the DD&A rate starting with the first quarter of 2016) and lower capital expenditures in relation to DD&A expense, which lowers the full-cost pool subject to DD&A.  In addition, the proceeds from the sale of our Yellow Rose field reduced the full cost pool along with the removal of future development costs associated with the Yellow Rose field reserves.  Additional factors affecting the DD&A rate are lower future development costs on remaining reserves and lower proved reserves.

Ceiling test write-down of oil and natural gas properties. For 2015, we recorded a non-cash ceiling test write-down of $32.4 million in the fourth quarter of 2015 and $987.2 million for the full year as the book value of our oil and natural gas properties exceeded the ceiling test limitation.  The write-down is the result of decreases in prices for all three commodities we sell, which are crude oil, NGLs and natural gas.  No ceiling test write-down was recorded in 2014.  See Financial Statements and Supplementary Data – Note 1 - Basis of Presentation under Part II, Item 8 in this Form 10-K, which provides a description of the ceiling test limit determination, and above under the section Overview in this Item regarding our prospects for a future significant ceiling test write-down and a price sensitivity computation.

General and administrative expenses (“G&A”).  G&A decreased to $73.1 million, or 16.0%, for 2015 from $87.0 million for 2014 primarily due to decreases in incentive compensation, a significant decrease in the use of contractors and much lower share-based compensation, partially offset by lower billings to joint venture partners, increased costs related to surety bonds, increases in medical claims and recording a contingent provision for proposed fines from the BSEE.  G&A on a per BOE basis was $4.29 Boe for 2015 compared to $4.93 per Boe for 2014. See Financial Statements and Supplementary Data – Note 11 – Share-Based and Cash-Based Incentive Compensation under Part II, Item 8 in this Form 10-K for additional information.

Derivative net gain. For 2015, there was a $14.4 million derivative net gain recorded for derivative contracts for crude oil and natural gas.  We entered into derivative contracts for crude oil and natural gas during the second quarter of 2015, relating to 2015 and 2016 estimated production.  For 2015, the net gain reflects changes in the fair value for all open contracts and for closed contracts.  For 2014, the derivative net gain was $4.0 million and related to derivative contracts for crude oil.  During 2014, all open positions expired and closed.  See Financial Statements and Supplementary Data – Note 6 – Derivative Financial Instruments under Part II, Item 8 in this Form 10-K for additional information.

Interest expense.  Interest expense incurred was $104.6 million in 2015, up from $86.9 million in 2014.  The increase was primarily attributable to increased borrowings and the issuance of the 9.00% Term Loan in May 2015 with an aggregate principal of $300.0 million and issued at a 1% discount to par.  The aggregate principal amount of our 8.50% Senior Notes outstanding was $900.0 million in both periods.  During 2015 and 2014, $7.3 million and $8.5 million, respectively, of interest were capitalized to unevaluated oil and natural gas properties.  The decrease is primarily attributable to reclassifying certain unevaluated properties related to the Yellow Rose field to the full cost pool during the fourth quarter of 2015 and reclassifying certain unevaluated properties during the fourth quarter of 2014.

Other (income) expense, net.  For 2015, $4.7 million of net expense was recorded.  During 2015, the borrowing base on the revolving bank credit facility was reduced.  The reductions in the borrowing base resulted in proportional reductions in the unamortized debt issuance costs of $3.2 million related to the revolving bank credit facility.  In addition, a net loss on sale of assets of $1.0 million was recorded primarily related to the sale of computer equipment used for backup processes.  For 2014, other net income was $0.2 million.

Income tax expense. Our income tax benefit for 2015 was $203.0 million compared to an income tax benefit of $4.5 million for 2014, with the change attributable primarily to increases in the pre-tax loss for 2015 compared to 2014.  Our effective tax rate was 16.3% and differs from the federal statutory rate of 35% primarily due to recording a valuation allowance of $232.9 million related to federal and state deferred tax assets.  Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods.  The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible.  In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.  Our effective tax rate for the year 2014 is distorted due to a small pre-tax loss; consequently, our permanent differences have a larger impact on our effective tax rate.  See Financial Statements and Supplementary Data – Note 13 – Income Taxes under Part II, Item 8 in this Form 10-K for additional information.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues.  Total revenues decreased $35.4 million, or 3.6%, to $948.7 million in 2014 compared to 2013.  Oil revenues decreased $66.2 million, or 9.2%, NGLs revenues decreased $0.5 million, or 0.7%, natural gas revenues increased $28.5 million, or 15.1%, and other revenues increased $2.8 million.  The oil revenue decrease was attributable to an 11.2% per barrel decrease in the average realized sales price to $90.96 per barrel from $102.44 in 2013, partially offset by a 2.3% increase in sales volumes.  The NGLs revenue decrease was attributable to a 1.7% decrease in the average realized sales price to $34.49 per barrel in 2014 from $35.07 per barrel in 2013, partially offset by an increase of 1.0% in sales volumes.  The natural gas revenue increase was attributable to a 22.5% increase in the average realized natural gas sales price to $4.35 per Mcf from $3.55 per Mcf for 2013, partially offset by a decrease in sales volumes by 6.0%.  We experienced increases in production from the A-5 well at Mississippi Canyon 243 (Matterhorn), the A-14 well at Ship Shoal 349 (Mahogany), the return to production of Mississippi Canyon 506 (Wrigley), increases at Fairway due to acquiring the remaining working interest in the field as well as productive well work in the field, new production from both Medusa and Neptune fields, and acquisitions consummated during 2014.  Production was negatively impacted for all commodities from natural production declines, production deferrals affecting various fields and the divestitures of certain fields in 2013.  The production deferrals were attributable to third-party pipeline outages, platform maintenance, and various operational issues.  We estimate production deferrals were 2.6 MMBoe during 2014.  Specifically, production at Mississippi Canyon 506 (Wrigley) was deferred as a result of maintenance at the host platform and comprised approximately 17% of the deferred production.  The Wrigley field resumed production during 2014.  In addition, production from selected wells at Ship Shoal 349 (Mahogany) was deferred due to closure of a pipeline, a rig move and well work and weather was a contributing factor in the first quarter of 2014 for production declines at West Texas and at selected offshore fields.  The balance of the deferred production occurred at multiple locations.  During 2013, estimated production deferrals were 2.2 MMBoe.

Revenues from oil and liquids as a percent of our total revenues were 76.5% for 2014 compared to 80.5% for 2013.  NGLs realized sales prices as a percent of crude oil realized prices increased to 37.9% for 2014 compared to 34.2% for 2013.

Lease operating expenses. Lease operating expenses, which include base lease operating expenses, insurance, workovers, facilities maintenance, decreased $6.1 million, or 2.2%, to $264.8 million in 2014 compared to 2013.  On a per Boe basis, lease operating expenses decreased to $15.01 per Boe during 2014 compared to $15.06 per Boe during 2013.  On a component basis, workover expense decreased $13.2 million, facilities maintenance expense decreased $4.6 million and insurance premiums decreased $3.3 million, partially offset by increases in base lease operating expenses of $15.4 million.  The decrease in workover costs was primarily due to workovers at Main Pass 69 and Ship Shoal (Mahogany) occurring in 2013, which were partially offset by workovers at High Island 111 and High Island 129 occurring in 2014 and increased workover costs at Spraberry (Yellow Rose).  The decrease in facilities maintenance expense was primarily due to the shutdown for scheduled maintenance at our Yellowhammer plant occurring in 2013.  Base lease operating expenses were higher primarily due to new fields acquired in 2014 and 2013, a decrease in fees charged out to a third party at Mississippi Canyon 243 and increases related to new wells at Ship Shoal 349 (Mahogany) and Spraberry (Yellow Rose).

Production taxes.  Production taxes increased to $7.9 million, or 11.2%, during 2014 compared to $7.1 million in 2013 primarily related to  increased production in the state waters of Alabama at our Fairway Field, which was impacted by our increase in ownership effective in September 2014 and increases in overall production at the field.  Partially offsetting were decreases in production and sales at our onshore operations.  Currently, production taxes are not a large component of our operating costs.  Most of our production is from federal waters where there are no production taxes while onshore operations are subject to production taxes.

Gathering and transportation costs.  Gathering and transportation costs increased to $19.8 million, or 13.2%, in 2014 compared to $17.5 million in 2013 primarily due to escalation in third-party transportation fees.

Depreciation, depletion, amortization and accretion.  DD&A, including accretion for ARO, increased to $28.98 per Boe for 2014 from $25.10 per Boe for 2013.  On a nominal basis, DD&A increased to $511.1 million, or 13.2%, for 2014 from $451.5 million in 2013.  DD&A on a per Boe and nominal basis increased in part due to increases in the full cost pool from capital expenditures and estimated future development costs.  Our focus on expanding deepwater exploration and development necessarily increases costs prior to increasing proved reserves, leading to an increase in the rate.

General and administrative expenses.  G&A increased to $87.0 million, or 6.3%, for 2014 from $81.9 million for 2013 primarily due to increases in salaries, share-based compensation, contract labor costs and reductions in charge-outs to third-parties, partially offset by lower cash-based incentive compensation.  G&A on a per BOE basis was $4.93 Boe for 2014 compared to $4.55 per Boe for 2013.  See Financial Statements and Supplementary Data – Note 11 – Share-Based and Cash-Based Incentive Compensation under Part II, Item 8 in this Form 10-K for additional information.

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

Due to the decline of commodity prices that commenced in the second half of 2014, we expect our future revenues, earnings, liquidity and ability to invest in future reserve growth to continue to be negatively impacted.  Other potential negative impacts of such price weakness include:

•	our ability to meet our financial covenants in future periods;
•	recognizing additional ceiling test write-downs of the carrying value of our oil and gas properties;
•	reductions in our proved reserves and the estimated value thereof;
•	additional supplemental bonding and potential collateral requirements;
•	reductions in our borrowing base under the Credit Agreement.

As a result of the potential for these events, we have engaged legal and financial advisors to assist the Board of Directors and our management team to evaluate the strategic alternatives available to us, which may include, among other things, securities offerings and other financing activities, joint ventures and sales of properties.  We may also from time to time seek to retire or purchase our outstanding debt through open market or privately negotiated cash purchases or exchange our existing debt for equity securities or debt securities or term loans, which may be secured by a lien on our assets.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  However, no assurances can be given that any of these alternatives will be available in 2016 or in future years.

In addition, these events could impact our ability to comply with the covenants under our Credit Agreement or other debt instruments, which would force us to engage the lenders or bondholders in discussions regarding further amendments or covenant relief.  We may have to reduce future cash outlays for capital expenditures and other activities until such time as operating margins improve sufficiently and market conditions recover or stabilize.  Realization of any of these events would depend on the longevity and severity of such price weakness.

In February 2016, we borrowed $340 million on our revolving bank credit facility for liquidity purposes, which was substantially the amount available under the Credit Agreement.  After the borrowing, we had approximately $447 million in cash.  Our borrowing base is in the process of being redetermined by our lenders and we expect that a reduction in the borrowing base could result.  The borrowing base could be further reduced in the future as a result of the continued impact of low current oil and gas prices and our lenders’ outlook for future prices or our failure to replace reserves as a result of constrained capital spending.  To the extent borrowings and letters of credit outstanding exceed the redetermined borrowing base, such excess or deficiency is required to be repaid within 90 days in three equal monthly payments.

In February and March 2016, we received several demands from the BOEM ordering the Company to secure financial assurances in the form of additional surety bonds in the aggregate of $260.8 million, with amounts specified with respect to certain designated leases and rights of way. The bonds are to be secured on or before March 29, 2016.  In addition, pursuant to the terms of our agreements with various sureties under our existing bonding arrangements or under any additional bonding arrangements we may enter into, we may be required to post collateral at any time, on demand, at the surety’s discretion.  We have received demands for collateral from several of our existing sureties.  The collateral we may provide to support surety bond obligations in the future will probably be in the form of cash or letters of credit.  As of the date of filing this Form 10-K, we have posted no such collateral in connection with surety bonds and can provide no assurances that we will be able to post such collateral in the future or that we will be able to secure additional surety bonds.  See Financial Statements – Note 7 – Long-Term Debt and Note 20 – Subsequent Events under Part II, Item 8 of this Form 10-K additional information on our long-term debt and surety bond obligations.

Cash flow and working capital. Net cash provided by operating activities for 2015 was $132.6 million, compared to $474.0 million for 2014.  Cash flows from operating activities, before changes in working capital and ARO settlements, were $140.3 million in 2015, a decrease of $360.5 million compared to 2014.  The change in cash flows excluding working capital and ARO settlements was primarily due to lower revenues, partially offset by lower operating costs.  Our combined average realized sales price per Boe decreased 45.1%, with lower average realized sales prices of crude oil, NGLs and natural gas.  Our combined production of oil, NGLs and natural gas on a Boe basis during 2015 decreased 3.3% from 2014 due to decreases in NGLs and natural gas production, partially offset by increases in oil production.

The changes in working capital and ARO settlements led to a net increase of $19.1 million in net cash provided by operating activities between 2015 and 2014.  The increase was primarily caused by lower settlements of ARO, partially offset by changes in working capital items.

Net cash provided by investing activities during 2015 was $86.1 million and net cash used in investing activities during 2014 was $592.5 million.  For 2015, the net amount is primarily due to proceeds from the sale of all our onshore interest in the Yellow Rose field, partially offset by net investments in offshore oil and gas properties.  There were only minor acquisitions during 2015, which are included with net investments in oil and natural gas properties.  Our investments for 2015 were drastically reduced in reaction to the reduction of commodity prices.  Investments in oil and natural gas properties on an accrual basis in 2015 were $230.2 million compared to $554.4 million in 2014.  The majority of expenditures during 2015 related to investments in deepwater projects.  For 2014, the net amount represents investments in both offshore and onshore oil and gas properties.  Included in 2014 were acquisitions of $72.2 million comprised primarily of the Woodside Properties and for the additional interest in Fairway.

Net cash used by financing activities was $156.9 million during 2015 as our total debt was reduced from balances at December 31, 2014.  The net cash used in 2015 was primarily attributable to net repayments of all amounts outstanding on the revolving bank credit facility of $447.0 million, partially offset by the issuance of the 9.00% Term Loan, net of discount of $297.0 million and debt issuance costs.  Net cash provided by financing activities was $126.4 million during 2014.  The net cash provided during 2014 was primarily attributable to net borrowings on our revolving bank credit facility of $157.0 million, which was partially offset by dividend payments of $30.3 million.

Credit Agreement and long-term debt.  Our revolving bank credit facility is governed under the Credit Agreement.  Borrowings at February 29, 2016 were $340.0 million, which are discussed above.  No borrowings were outstanding as of December 31, 2015, and borrowings were $447.0 million at December 31, 2014.  During 2015, the highest borrowings outstanding on the revolving bank credit facility were $533.0 million.   At December 31, 2015 and 2014, $900.0 million principal amount of our 8.50% Senior Notes were outstanding.  At December 31, 2015, $300.0 million principal amount of our 9.00% Term Loan was outstanding, which was issued during 2015.

The Credit Agreement terminates on November 8, 2018 and interest and fees are payable quarterly in arrears.  The 8.50% Senior Notes mature on June 15, 2019 and interest is payable semi-annually in arrears on June 15 and December 15 of each year.  The 9.00% Term Loan matures on May 15, 2020 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.  See Financial Statements and Supplementary Data – Note 7 – Long-Term Debt under Part II, Item 8 in this Form 10-K for additional information about our long-term debt.

We currently have 20 lenders within the revolving bank credit facility, with commitments ranging from $9.7 million to $27.0 million for the current borrowing base.  While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, any lack of or delay in funding by members of our banking group could negatively impact our liquidity position.

Availability under our revolving bank credit facility is subject to a semi-annual redetermination of our borrowing base that occurs in the spring and fall of each year and is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria.  The lenders and the Company have the option for an additional redetermination every year.  The Credit Agreement contains financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the Credit Agreement.  We were in compliance with all applicable covenants of the Credit Agreement, the 8.50% Senior Notes and the 9.00% Term Loan as of December 31, 2015.

Derivative financial instruments.  From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our revolving bank credit facility.  As of December 31, 2015, we had outstanding open derivatives for crude oil and natural gas.  These derivatives provide downside protection against a portion of our anticipated 2016 production and will provide cash inflows when crude oil or natural gas prices average below $40.00 per barrel and $2.25 per MMBtu, respectively, in a month.  See Financial Statements and Supplementary Data – Note 6 – Derivative Financial Instruments under Part II, Item 8 in this Form 10-K for additional information about our derivatives.

Hurricane remediation, insurance claims and insurance coverage.  During 2008, Hurricane Ike caused substantial property damage.  Substantially all the costs related to Hurricane Ike have been incurred and we submitted claims under our insurance policies effective at that time, of which $161.2 million has been collected through December 31, 2015.  In June 2014, the Fifth Circuit reversed a lower court’s ruling in holding that our Excess Policies cover removal-of-wreck and debris claims arising from Hurricane Ike, even though we exhausted the limits of our Energy Package with non-removal-of-wreck and debris claim.  Several of the underwriters have not paid us amounts we claim are due under such Excess Policies in accordance with the Fifth Circuit ruling.  We filed a lawsuit in September 2014 against certain underwriters for amounts owed, interest, attorney fees and damages.  We subsequently received reimbursement from certain underwriters of the Excess Policies of approximately $10 million.  We believe we are still owed additional reimbursement of removal-of-wreck costs of approximately $31 million, plus interest, attorney fees and damages, if any.  Given the Fifth Circuit’s ruling, we expect to be reimbursed and compensated for all these costs, interest, fees and damages.  See Financial Statements and Supplementary Data - Note 18 – Contingencies under Part II, Item 8 in this Form 10-K for additional information.

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

Our general and excess liability policies are effective until May 1, 2016 and provide for $300.0 million of coverage for bodily injury and property damage liability, including coverage for liability claims resulting from seepage, pollution or contamination.  We had a separate builder’s risk and liability policy for certain non-operated properties for platforms and drilling operations under construction, which expired in the fourth quarter of 2015 with the completion of the construction.  With respect to the Oil Spill Financial Responsibility requirement under the Oil Pollution Act of 1990, we are required to evidence $150.0 million of financial responsibility to the BSEE.  We qualify to self-insure for $50.0 million of this amount and the remaining $100.0 million is covered by insurance.

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

The premiums for the above policies including brokerage fees were $16.3 million for the May/June 2015 policy renewals compared to $26.2 million for the expiring policies.  The decrease in our premiums effective with the May/June 2015 renewal was primarily attributable to the lower premiums as a result of no named windstorms over the last several years affecting our properties.

Capital expenditures. The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, and the results of our exploration and development activities.  The following table presents our capital expenditures for acquisitions, exploration, development and other leasehold costs and our asset retirement obligation settlements:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Acquisition of additional interest in Fairway (1)	$1,285	$17,407	$—
Acquisition of Woodside Properties (1)	214	54,827	—
Acquisition of Callon Properties	—	576	82,424
Exploration (2)	51,768	179,196	198,740
Development (2)	160,500	346,388	308,327
Seismic, capitalized interest, other	16,394	28,218	44,887
Acquisitions and investments in oil and gas property/equipment	$230,161	$626,612	$634,378
(1)	The amounts in 2015 represent adjustments to the purchase price for post-effective adjustments.
(2)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Conventional shelf	$13,933	$131,215	$143,151
Deepwater	186,579	216,539	143,745
Deep shelf	195	23,615	61,953
Onshore	11,561	154,215	158,218
Exploration and development capital expenditures	$212,268	$525,584	$507,067

The following table sets forth our drilling activity on a gross basis.

	Completed			Non-commercial
	2015	2014	2013	2015	2014	2013
Offshore - gross wells drills:
Conventional shelf	—	3	4	—	—	1
Deepwater	5	3	1	—	—	—
Wells operated by W&T	—	4	5	n/a	n/a	n/a
Onshore:
Gross wells drilled	5	33	40	—	—	—
Wells operated by W&T (1)	—	32	40	n/a	n/a	n/a
(1)	The onshore wells were sold during 2015; therefore, no onshore well drilled in 2015 were classified as operated in the table above.

As of December 31, 2015, we were in the process of completing one offshore exploration well at the Ewing Bank 910 field (the EW 0954 A-8 well).  At the Ship Shoal 349 field (Mahogany), a well was spud in 2014, but drilling was suspending in January 2015 with the rig stacked at the platform.

See Properties –Drilling Activity under Part I, Item 2 of this Form 10-K for a breakdown of exploration and development wells and additional drilling activity information.

See Properties –Development of Proved Undeveloped Reserves under Part I, Item 2 of this Form 10-K for a discussion on activity related to proved undeveloped reserves.

We acquired the following leases from the BOEM:  two leases ($0.3 million), five leases ($2.4 million) and two leases ($0.5 million) for the years 2015, 2014 and 2013, respectively.

From time to time, we sell various oil and gas properties for a variety of reasons including, change of focus, perception of value and to reduce debt, among other reasons.  As previously discussed, in 2015 we sold our interest in the Yellow Rose field for $372.9 million after adjustments and reduced related ARO for $6.9 million.  In 2014, there were no property sales of significance. In 2013, we sold our working interests in the Green Canyon 60 field, the Green Canyon 19 field, the West Delta area block 29 and, combined with various other transactions and adjustments, produced net cash receipts of $10.2 million and reduced ARO by $19.6 million.  Also in 2013, we received $9.1 million in conjunction with a payment to us for an option exercised by a counterparty.  See Financial Statements and Supplementary Data – Note 2 – Acquisitions and Divestitures under Part II, Item 8 in this Form 10-K for additional information on divestitures.

Capital expenditures.  Our initial capital expenditure budget for 2016 was initially set at $100 million, not including any potential acquisitions, allocated primarily to development.  Because of the continued deterioration of commodity prices and the outlook for the remainder of 2016, we have reduced our capital expenditure budget to $15 million.  See the Overview section in this Item for additional information.

Income taxes.  During 2015, we did not make any income tax payments nor receive any refunds of significance.  For 2016, we expect that a substantial portion of our income tax will be deferred and payments, if any, will be primarily related to state taxes.  We have $418.4 million of Federal net operating loss carryforwards (tax basis) available to offset future federal taxable income in 2016 and forward.  We also have $12.1 million of alternative minimum tax credit carryforwards (tax basis) available to be utilized in 2016 and forward.   During 2014, we did not make any income tax payments and received $3.0 million of refunds.  During 2013, we made income tax payments of $3.0 million and received $59.1 million of refunds.  The refunds received in 2013 were primarily attributable to tax loss carrybacks to 2010 and 2011, and refunds of 2012 estimated federal tax payments.  As of December 31, 2015, $9.5 million of the refunds received in 2013 have been accounted for as unrecognized tax benefits.

Dividends.  In 2015, we did not pay any dividends as dividend payments have been suspended.  In 2014, we paid $30.3 million in dividends.  In 2013, we paid $58.8 million in dividends, which included a special dividend totaling $31.8 million and regular dividends of $27.0 million.  Dividends are subject to periodic review of the Company’s performance and the current economic environment, applicable debt agreement restrictions and statutory limitations.

  Asset retirement obligations.  Each year (and often more frequently) we review and revise our ARO estimates.  Our ARO at December 31, 2015 and 2014 were $378.3 million and $390.6 million, respectively.  Our estimate of ARO spending in 2016 is $84.3 million.  In 2015 and 2014, we revised our estimates to account for the increased cost to comply with new and revised regulations including an increase in work scope and interpretation of work scope and also revised cost estimates in line with current market rates.  Additionally, during 2015, we revised our estimates of costs anticipated to be charged by service providers for plug and abandonment projects.  As these estimates are for work to be performed in the future, and in many case, several years in the future, actual expenditures could be substantially different than our estimates.  See Risk Factors  –  Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations are concentrated in the Gulf of Mexico under Part I, Item 1A and Financial Statements and Supplementary Data – Note 5 – Asset Retirement Obligations under Part II, Item 8 in this 10-K for additional information regarding our ARO.

Contractual obligations.  At December 31, 2015, we did not have any capital leases.  As of December 31, 2015, we had closed derivative contracts which were receivables to us and we had open derivative contracts which were recorded as assets at fair value; therefore, no amounts for derivatives are included in the table below.  Depending on the underlying commodity prices of the contracts at the time of settlement, these derivative contracts could results in payments.  The following table summarizes our significant contractual obligations by maturity as of December 31, 2015:

	Payments Due by Period as of December 31, 2015
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt - principal	$1,200.0	$—	$—	$1,200.0	$—
Long-term debt - interest (1)	393.3	105.1	209.5	78.7	—
Drilling rigs	7.0	7.0	—	—	—
Operating leases	12.4	1.6	3.3	3.6	3.9
Asset retirement obligations (2)	378.3	84.3	90.6	66.0	137.4
Other liabilities and commitments (3)	59.0	7.9	15.7	9.7	25.7
Total	$2,050.0	$205.9	$319.1	$1,358.0	$167.0
(1)

Interest on long-term debt is comprised of: (a) interest on our 8.50% Senior Notes, which bear interest at a fixed rate of 8.50%; (b) interest on our 9.00% term loan, which bears a fixed interest rate of 9.00%; and (c) interest on our revolving bank credit facility, estimated using the commitment fee of 0.375% on the unused balance as of December 31, 2015 and estimated fees for letters of credit outstanding as of December 31, 2015.  There were no borrowings under our revolving bank credit agreement as of December 31, 2015; therefore, no interest component for borrowings was included in the estimate.   Interest was calculated through the stated maturity date of the related debt.

(2)

ARO in the above table is presented on a discounted basis, consistent with the amounts reported on the Consolidated Balance as of December 31, 2015 and are estimates of future payments.  Actual payments and the timing of the payments may be significantly different than estimates.  All other amounts in the above table are presented on an undiscounted basis.

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

Inflation and Seasonality

Inflation.  For 2015, our realized prices for crude oil decreased 50.5%, NGLs decreased 50.0% and natural gas decreased 38.6% from 2014.  These are discussed in the Overview section above.  Costs measured on a $/Boe basis (excluding DD&A and ceiling test write-downs) decreased by 22.0% in 2015 compared to 2014.  The cost per Boe is impacted by factors other than cost changes, such as work activity including workovers, production levels and insurance reimbursements.  Historically, costs for goods and services have moved directionally with the price of crude oil, NGLs and natural gas, as these commodities affect the demand for these goods and services.  In recent years, other factors have influenced the cost of goods and services.  Demand for offshore third-party contractors can be affected by hurricanes, oil spills and changes in regulations which are outside of the influences from commodity price changes.  Other costs, such as insurance premiums, have fluctuated with changes in hurricane activity, the oil spills and other factors besides production volumes.  Also, many commodity prices, including crude oil, copper, steel and other types of metals, have fluctuated wildly with various world events.  Some of this fluctuation is due to changes in economic activity in certain parts of the world, while other changes appear to be driven by political events around the world, the changes in the value of the US dollar (both up and down) and other foreign currencies.  In addition, inflation in our industry is impacted as a result of record federal deficits and expectations that large deficits will continue.

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

Revenue recognition.  We recognize oil and natural gas revenues based on the quantities of our production sold to purchasers under short-term contracts (less than 12 months) at market prices when delivery has occurred, title has transferred and collectability is reasonably assured.  We use the sales method of accounting for oil and natural gas revenues from properties with joint ownership.  Under this method, we record oil and natural gas revenues based upon physical deliveries to our customers, which can be different from our net revenue ownership interest in field production.  These differences create imbalances that we recognize as a liability only when the estimated remaining recoverable reserves of a property will not be sufficient to enable the under-produced party to recoup its entitled share through production.  If crude oil and natural gas prices decrease, we may need to increase this liability.  Also, disputes may arise as to volume measurements and allocation of production components between parties.  These disputes could cause us to increase our liability for such potential exposure.  We do not record receivables for those properties in which the Company has taken less than its ownership share of production which could cause us to delay recognition of amounts due us.

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

Impairment of oil and natural gas properties.  Under the full cost method of accounting, we are required to periodically perform a “ceiling test,” which determines a limit on the book value of our oil and natural gas properties.  Any write downs occurring as a result of the ceiling test impairment are not recoverable or reversible in future periods.  We incurred significant ceiling test write-downs during 2015.  We did not have any ceiling test impairments in 2014 or the previous three years.  Absent a dramatic increase to commodities prices, we expect to have further ceiling test write-downs in 2016.  See the Overview section for a discussion on the price sensitivity of the ceiling test under certain assumptions.  For the effect of lower commodity prices on liquidity, see  Risk Factors - Risks Related to Financing under Part I, Item 1A and in the Liquidity and Capital Resources section of this Item in this Form 10-K for additional information about our Credit Agreement and financing.  For the effect of lower commodity prices on revenues and earnings, see Quantitative and Qualitative Disclosures on Market Risks under Part II, Item 7A in this Form 10-K for additional information.

Oil and natural gas reserve quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of DD&A and impairment assessment of our oil and natural gas properties.  We make changes to DD&A rates and impairment calculations in the same period that changes to our reserve estimates are made.  Our proved reserve information as of December 31, 2015 included in this Form 10-K was estimated by our independent petroleum consultant, NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  The accuracy of our reserve estimates is a function of:

•	the quality and quantity of available data and the engineering and geological interpretation of that data;
•	estimates regarding the amount and timing of future operating costs, severance taxes, development costs and workovers, all of which may vary considerably from actual results;
•	the accuracy of various mandated economic assumptions such as the future prices of crude oil and natural gas; and

•	the judgment of the persons preparing the estimates.

Because these estimates depend on many assumptions, any or all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.  See the Overview section for a discussion on the price sensitivity of the ceiling test under certain assumptions and the resulting sensitivity to reserve quantities.

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

Share-based compensation.  We recognize compensation cost for share-based payments to employees and non-employee directors over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of the grant, which may be significantly different than on the date of vesting.  We estimate forfeitures during the service period and make adjustments depending on actual experience.  These adjustments can create timing differences on when expense is recognized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from fluctuating prices of crude oil, NGLs, natural gas and interest rates as discussed below.  We have utilized derivative contracts to reduce the risk of fluctuations in commodity prices and expect to use these instruments in the future.  We entered into derivative contracts for crude oil and natural gas during 2015 and had open derivative contracts as of December 31, 2015, which have staggered termination dates during 2016.  We did not have any open derivative contracts as of December 31, 2014.  We do not designate our commodity derivative contracts as hedging instruments.  While previous derivative contracts were intended to reduce the effects of volatile oil prices, they may also have limited income from favorable price movements.  For additional details about our derivative contracts, refer to Financial Statements and Supplementary Data – Note 6 – Derivative Financial Instruments under Part II, Item 8 in this Form 10-K.

Commodity price risk. Our revenues, profitability and future rate of growth substantially depend upon market prices for crude oil, NGLs and natural gas, which fluctuate widely.  Crude oil, NGLs and natural gas price declines and volatility could adversely affect our revenues, net cash provided by operating activities and profitability.  For example, assuming a 10% decline in our average realized oil, NGLs and natural gas sales prices in 2015 and assuming no other items had changed, our loss before income tax would have increased by approximately $50 million in 2015, which excludes any estimates for ceiling-test impairment write-downs.  If costs and expenses of operating our properties had increased by 10% in 2015, our loss before income tax would have increased by approximately $21 million in 2015.  These estimates exclude the potential increase to the ceiling test write-down resulting in further net losses, as a full reserve and PV-10 analysis would be required for such pro forma calculations.  The amounts above would be representative of the effect on operating cash flows under the price and cost change assumptions.

Interest rate risk. As of December 31, 2015, we had no borrowings outstanding on our revolving bank credit facility and during 2015 we had amounts outstanding that ranged from zero to $533.0 million.  The revolving bank credit facility has a variable interest rate which is primarily impacted by the rates for the LIBOR and the margin ranges from 2.25% to 3.25% depending on the amount outstanding.  In 2015, if interest rates would have been 100 basis points higher (an additional 1%); our interest expense would have been approximately $3 million higher.  We did not have any derivative contracts related to interest rates as of December 31, 2015.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of W&T Offshore, Inc. and Subsidiaries

We have audited W&T Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  W&T Offshore, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, W&T Offshore, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W&T Offshore, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of W&T Offshore, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of W&T Offshore, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W&T Offshore, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W&T Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 9, 2016

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$85,414	$23,666
Receivables:
Oil and natural gas sales	35,005	67,242
Joint interest and other	22,012	43,645
Total receivables	57,017	110,887
Prepaid expenses and other assets	26,879	36,347
Total current assets	169,310	170,900
Property and equipment - at cost:
Oil and natural gas properties and equipment (full cost method, of which $18,595 at December 31, 2015 and $109,824 at December 31, 2014 were excluded from amortization)	7,902,494	8,045,666
Furniture, fixtures and other	20,802	23,269
Total property and equipment	7,923,296	8,068,935
Less accumulated depreciation, depletion and amortization	6,933,247	5,575,078
Net property and equipment	990,049	2,493,857
Deferred income taxes	27,595	—
Restricted deposits for asset retirement obligations	15,606	15,444
Other assets	5,462	9,307
Total assets	$1,208,022	$2,689,508
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$109,797	$194,109
Undistributed oil and natural gas proceeds	21,439	37,009
Asset retirement obligations	84,335	36,003
Accrued liabilities	11,922	17,377
Total current liabilities	227,493	284,498
Long-term debt	1,196,855	1,352,120
Asset retirement obligations, less current portion	293,987	354,565
Deferred income taxes	—	175,326
Other liabilities	16,178	13,691
Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 issued at December 31, 2015 and 2014	—	—
Common stock, $0.00001 par value; 118,330,000 shares authorized; 79,375,662 issued and 76,506,489 outstanding at December 31, 2015; 78,768,588 issued and 75,899,415 outstanding at December 31, 2014	1	1
Additional paid-in capital	423,499	414,580
Retained earnings (deficit)	(925,824)	118,894
Treasury stock, at cost; 2,869,173 shares at December 31, 2015 and 2014	(24,167)	(24,167)
Total shareholders’ equity (deficit)	(526,491)	509,308
Total liabilities and shareholders’ equity (deficit)	$1,208,022	$2,689,508

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended December 31,
	2015	2014	2013

Revenues	$507,265	$948,708	$984,088
Operating costs and expenses:
Lease operating expenses	192,765	264,751	270,839
Production taxes	3,002	7,932	7,135
Gathering and transportation	17,157	19,821	17,510
Depreciation, depletion and amortization	373,368	490,469	430,611
Asset retirement obligations accretion	20,703	20,633	20,918
Ceiling test write-down of oil and natural gas properties	987,238	—	—
General and administrative expenses	73,110	86,999	81,874
Derivative (gain) loss	(14,375)	(3,965)	8,470
Total costs and expenses	1,652,968	886,640	837,357
Operating income (loss)	(1,145,703)	62,068	146,731
Interest expense:
Incurred	104,592	86,922	85,639
Capitalized	(7,256)	(8,526)	(10,058)
Other (income) expense, net	4,663	(208)	(8,946)
Income (loss) before income tax expense (benefit)	(1,247,702)	(16,120)	80,096
Income tax expense (benefit)	(202,984)	(4,459)	28,774
Net income (loss)	$(1,044,718)	$(11,661)	$51,322
Basic and diluted earnings (loss) per common share	$(13.76)	$(0.16)	$0.68

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional	Retained			Total
	Outstanding		Paid-In	Earnings	Treasury Stock		Shareholders’
	Shares	Value	Capital	(Deficit)	Shares	Value	Equity (Deficit)

Balances at December 31, 2012	75,250	$1	$396,186	$169,167	2,869	$(24,167)	$541,187
Cash dividends:
Common stock regular ($0.36 per share)	—	—	—	(27,098)	—	—	(27,098)
Common stock special ($0.42 per share)	—	—	—	(31,748)	—	—	(31,748)
Share-based compensation	—	—	11,525	—	—	—	11,525
Stock issued	342	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(2,370)	—	—	—	(2,370)
Other	—	—	(1,777)	(431)	—	—	(2,208)
Net income	—	—	—	51,322	—	—	51,322
Balances at December 31, 2013	75,592	1	403,564	161,212	2,869	(24,167)	540,610
Cash dividends:
Common stock regular ($0.40 per share)	—	—	—	(30,260)	—	—	(30,260)
Share-based compensation	—	—	14,744	—	—	—	14,744
Stock issued	307	—	—	—	—	—	—
RSUs and shares surrendered for payroll taxes	—	—	(848)	—	—	—	(848)
Other	—	—	(2,880)	(397)	—	—	(3,277)
Net loss	—	—	—	(11,661)	—	—	(11,661)
Balances at December 31, 2014	75,899	1	414,580	118,894	2,869	(24,167)	509,308
Share-based compensation	—	—	10,242	—	—	—	10,242
Stock issued	607	—	—	—	—	—	—
RSUs and shares surrendered for payroll taxes	—	—	(674)	—	—	—	(674)
Other	—	—	(649)	—	—	—	(649)
Net loss	—	—	—	(1,044,718)	—	—	(1,044,718)
Balances at December 31, 2015	76,506	$1	$423,499	$(925,824)	2,869	$(24,167)	$(526,491)

See accompanying notes.

W&T Offshore, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Operating activities:
Net income (loss)	$(1,044,718)	$(11,661)	$51,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	394,071	511,102	451,529
Ceiling test write-down of oil and gas properties	987,238	—	—
Debt issuance costs write-down/amortization of debt items	4,411	701	1,645
Share-based compensation	10,242	14,744	11,525
Derivative (gain) loss	(14,375)	(3,965)	8,470
Cash receipts (payments) on derivative settlements, net	6,703	(5,318)	(8,589)
Deferred income taxes	(203,272)	(4,760)	30,920
Changes in operating assets and liabilities:
Oil and natural gas receivables	32,236	29,510	980
Joint interest and other receivables	21,633	(4,255)	34,257
Income taxes	(7)	3,143	44,328
Prepaid expenses and other assets	17,816	15,012	(10,044)
Asset retirement obligation settlements	(32,555)	(74,313)	(81,543)
Accounts payable, accrued liabilities and other	(46,869)	4,033	27,908
Net cash provided by operating activities	132,554	473,973	562,708
Investing activities:
Acquisition of property interest in oil and natural gas properties	—	(72,234)	(82,424)
Investment in oil and natural gas properties and equipment	(230,161)	(554,378)	(551,954)
Changes in operating assets and liabilities associated with investing activities	(55,425)	37,450	(1,350)
Net proceeds from sales of assets	372,939	—	21,008
Purchases of furniture, fixtures and other	(1,278)	(3,340)	(1,435)
Net cash provided by (used in) investing activities	86,075	(592,502)	(616,155)
Financing activities:
Borrowings of long-term debt - revolving bank credit facility	263,000	556,000	563,000
Repayments of long-term debt - revolving bank credit facility	(710,000)	(399,000)	(443,000)
Issuance of 9.00% Term Loan	297,000	—	—
Debt issuance costs	(6,669)	—	(3,892)
Dividends to shareholders	—	(30,260)	(58,846)
Other	(212)	(345)	(260)
Net cash provided by (used in) financing activities	(156,881)	126,395	57,002
Increase in cash and cash equivalents	61,748	7,866	3,555
Cash and cash equivalents, beginning of period	23,666	15,800	12,245
Cash and cash equivalents, end of period	$85,414	$23,666	$15,800

See accompanying notes

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Operations

W&T Offshore, Inc. and subsidiaries, referred to herein as “W&T,” “we,” “us,” “our,” or the “Company”, is an independent oil and natural gas producer focused primarily in the Gulf of Mexico.  On October 15, 2015, a substantial amount of our interest in onshore acreage was sold, which is described in Note 2.  The Company is active in the exploration, development and acquisition of oil and natural gas properties.  Our interest in fields, leases, structures and equipment are primarily owned by the parent company, W&T Offshore, Inc. (on a stand-alone basis, the “Parent Company”) and our wholly-owned subsidiary, W & T Energy VI, LLC (“Energy VI”).

Basis of Presentation

Our consolidated financial statements include the accounts of W&T Offshore, Inc. and its majority-owned subsidiaries.  All significant intercompany transactions and amounts have been eliminated for all years presented.  Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates

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

Early Adoption of Accounting Standard Amendments

Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, was early adopted as of December 31, 2015 and applied on a retrospective basis.  The amendment requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of liability, consistent with debt discounts or premiums.  The guidance also clarified that debt issuance costs related to credit facilities could be reported as an asset regardless of the balance outstanding.  The adoption of ASU 2015-03 resulted in $7.9 million of unamortized debt issuance costs reclassified from long-term assets to a reduction in long-term liabilities as of December 31, 2014.  We elected to continue to report unamortized debt issuance costs related to our revolving bank credit facility as a long-term asset.  The early adoption of ASU 2015-03 did not affect the statements of operations or the statements of cash flows.  See Note 7 for additional information.

Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes, was early adopted as of December 31, 2015 and applied on a retrospective basis.  The amendment requires all deferred tax assets and liabilities to be classified as noncurrent.  For the Balance Sheet as of December 31, 2014, $11.7 million of deferred tax assets was reclassified from Current assets to Deferred income taxes liability (noncurrent).  The early adoption of ASU 2015-17 did not affect the statements of operations or the statements of cash flows.  See Note 13 for additional information.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation as follows:   Within the Consolidated Statements of Cash Flows, adjustments were made for the changes in operating assets and liabilities associated with investing activities.  The adjustments resulted in Net cash provided by operating activities and Net cash used in investing activities to be decreased by $37.5 million for 2014 and increased by $1.4 million for 2013.  Similar adjustments were made in the Condensed Consolidating Statements of Cash flow totaling the same amounts for the respective years.  The adjustments did not affect the Consolidated Balance Sheets or the Consolidated Statements of Operations.

Transactions between Entities under Common Control

The prior period financial information for 2014 presented in Note 20, Supplemental Guarantor Information, has been retrospectively adjusted due to transactions between entities under common control, as required under authoritative guidance.

Recent Events

The price we receive for our crude oil, natural gas liquids (“NGLs”) and natural gas production directly affects our revenues, profitability, cash flows, liquidity, access to capital and future rate of growth.  The prices of these commodities began falling in the second half of 2014 and were significantly lower during 2015 compared to the last few years.

We have taken several steps during 2015 to mitigate the effects of these lower prices including: (i) significantly reducing 2015 capital spending from the previous year and budgeted further reductions in capital spending for 2016 (exclusive of acquisitions); (ii) suspending our drilling and completion activities at several locations; (iii) suspending the regular quarterly common stock dividend; (iv) implementing numerous cost reduction projects to reduce our operating costs; (v) entered into a second lien term loan (the “9.00% Term Loan”); (vi) entered into three Amendments to our Fifth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”); and (vii) sold our interest in the Yellow Rose onshore field. See Notes 2 and Note 7 for additional information.

In February 2016, we announced that we had borrowed $340.0 million under the Credit Agreement for general corporate purposes.  Also, in February and March 2016, we received demands from the Bureau of Ocean Energy Management (“BOEM”) ordering us to secure financial assurances totaling approximately $260.8 million, with amounts specified by certain designated leases.  See Note 20 for additional information.

We have assessed our financial condition, the current capital markets and options given different scenarios of commodity prices and believe we will have adequate liquidity to fund our operations through December 31, 2016; however, we cannot predict how an extended period of low commodity prices or the impact of future bonding requirements will affect our operations and liquidity levels.

Cash Equivalents

We consider all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

We recognize oil and natural gas revenues based on the quantities of our production sold to purchasers under short-term contracts (less than 12 months) at market prices when delivery has occurred, title has transferred and collectability is reasonably assured.  We use the sales method of accounting for oil and natural gas revenues from properties with joint ownership.  Under this method, we record oil and natural gas revenues based upon physical deliveries to our customers, which can be different from our net revenue ownership interest in field production.  These differences create imbalances that we recognize as a liability only when the estimated remaining recoverable reserves of a property will not be sufficient to enable the under-produced party to recoup its entitled share through production.  We do not record receivables for those properties in which the Company has taken less than its ownership share of production.  At December 31, 2015 and 2014, $6.9 million and $6.4 million, respectively, were included in current liabilities related to natural gas imbalances.

Concentration of Credit Risk

Our customers are primarily large integrated oil and natural gas companies and large financial institutions.  Our production is sold utilizing month-to-month contracts that are based on bid prices.  We also have receivables from joint interest owners on properties we operate and we may have the ability to withhold future revenue disbursements to recover amounts due us.  We attempt to minimize our credit risk exposure to purchasers of our oil and natural gas, joint interest owners, derivative counterparties and other third-party entities through formal credit policies, monitoring procedures, and letters of credit or guaranties when considered necessary.  We historically have not had any significant problems collecting our receivables, but with the decline in commodity prices, several oil and gas companies have filed for bankruptcy.  We use the specific identification method of determining if an allowance for doubtful accounts is needed.  As of December 31, 2015 and 2014, we recorded $2.5 million and $0.7 million, respectively, in the allowance for doubtful accounts.  During 2015 and 2014, there was no usage of the amounts recorded for allowance for doubtful accounts.

The following identifies customers from whom we derived 10% or more of receipts from sales of crude oil, NGLs and natural gas.

	Year Ended December 31,
	2015	2014	2013
Customer
Shell Trading (US) Co.	50%	47%	48%
J. P. Morgan	14%	**	**

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepaid expenses and other

Amounts recorded in Prepaid expenses and other on the Consolidated Balance Sheets are expected to be realized within one year.  Items representing 5% or more of total current assets in either period presented are disclosed in the following table:

	Year Ended December 31,
	2015	2014
Derivative assets - current (1)	$10,036	$7,417
Prepaid insurance and surety bonds	7,475	13,130
Prepaid deposits related to royalties	5,943	9,681
Other (2)	3,425	6,119
Prepaid expenses and other	$26,879	$36,347
(1)	Includes open and closed (and not yet collected) derivative commodity contracts recorded at fair value.
(2)	Individual items were less than 5% of total current assets for either period presented.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Furniture, fixtures and non-oil and natural gas property and equipment are depreciated using the straight-line method based on the estimated useful lives of the respective assets, generally ranging from five to seven years.  Leasehold improvements are amortized over the shorter of their economic lives or the lease term.  Repairs and maintenance costs are expensed in the period incurred.

Ceiling Test Write-Down

Under the full cost method of accounting, we are required to periodically perform a “ceiling test,” which determines a limit on the book value of our oil and natural gas properties.  If the net capitalized cost of oil and natural gas properties (including capitalized ARO) net of related deferred income taxes exceeds the ceiling test limit, the excess is charged to expense on a pre-tax basis and separately disclosed.  Any such write downs are not recoverable or reversible in future periods.  The ceiling test limit is calculated as: (i) the present value of estimated future net revenues from proved reserves, less estimated future development costs, discounted at 10%; (ii) plus the cost of unproved oil and natural gas properties not being amortized; (iii) plus the lower of cost or estimated fair value of unproved oil and natural gas properties included in the amortization base; and (iv) less related income tax effects.  Estimated future net revenues used in the ceiling test for each period are based on current prices for each product, defined by the SEC as the unweighted average of first-day-of-the-month commodity prices over the prior twelve months for that period.  All prices are adjusted by field for quality, transportation fees, energy content and regional price differentials.

Due primarily to declines in the unweighted rolling 12-month average of first-day-of-the-month commodity prices for oil and natural gas, we recorded ceiling test write-downs in 2015 which are reported as a separate line in the Statements of Operations.  The average price using the SEC required methodology at December 31, 2015 was $46.79 per barrel for West Texas Intermediate (“WTI”) crude oil and $2.59 per million British Thermal Unit  (“MMBtu”) for Henry Hub natural gas.  These prices are before adjustments for quality, transportation, fees, energy content and regional price differentials.   The ceiling test write-downs of the carrying value of our oil and natural gas properties, which included $32.4 million in the fourth quarter of 2015, were $987.2 million for the full year of 2015.  We did not record a ceiling test write-down during 2014 or 2013.  If crude oil and natural gas prices remain or decrease from current levels, it is probable that a ceiling test write-down will be recorded in the first quarter of 2016 and possibly in subsequent quarters during 2016.

Asset Retirement Obligations

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

Oil and Natural Gas Reserve Information

We use the unweighted average of first-day-of-the-month commodity prices over the preceding 12-month period when estimating quantities of proved reserves.  Similarly, the prices used to calculate the standardized measure of discounted future cash flows and prices used in the ceiling test for impairment are the 12-month average commodity prices.  Proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years, with some limited exceptions allowed.  Refer to Note 21 for additional information about our proved reserves.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivative instruments are recorded on the balance sheet as an asset or a liability at fair value.  Changes in a derivative’s fair value are required to be recognized currently in earnings unless specific hedge accounting and documentation criteria are met at the time the derivative contract is entered into.  We have elected not to designate our commodity derivatives as hedging instruments, therefore, all changes in fair value are recognized in earnings.

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

Fair Value of Acquisitions

Acquisitions are recorded on the closing date of the transaction at their fair value, which is determined by applying the market and income approaches using Level 3 inputs.  The Level 3 inputs are: (i) analysis of comparable transactions obtained from various third-parties, (ii) estimates of ultimate recoveries of reserves, and (iii) estimates of discounted cash flows based on estimated reserve quantities, reserve categories, timing of production, costs to produce and develop reserves, future prices, ARO and discount rates.  The estimates and assumptions are determined by management and third-parties.  The fair value is based on subjective estimates and assumptions, which are inherently imprecise, and the actual realized values can vary significantly from estimates that are made.  No goodwill was recorded for the acquisitions completed in 2014 or 2013.

Income Taxes

We use the liability method of accounting for income taxes in accordance with the Income Taxes topic of the Codification.  Under this method, deferred tax assets and liabilities are determined by applying tax rates in effect at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.  We recognize uncertain tax positions in our financial statements when it is more likely than not that we will sustain the benefit taken or expected to be taken.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  See Early Adoption of Accounting Standard Amendments above and Note 13 for additional information.

Debt Issuance Costs

Debt issuance costs associated with our revolving bank credit facility are amortized using the straight-line method over the scheduled maturity of the debt.  Debt issuance costs associated with all other debt are deferred and amortized over the scheduled maturity of the debt utilizing the effective interest method.  As described above, unamortized debt issuance costs associated with our revolving bank credit facility is reported within Other Assets (noncurrent) and unamortized debt issuance costs associated with our other debt is reported as a reduction in Long-Term Debt, less current maturities in the Consolidated Balance Sheets.  See Note 7 for additional information.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Premiums Received and Discounts Provided on Debt Issuance

Premiums and discounts are recorded in Long-Term Debt, less current maturities in the Consolidated Balance Sheets and are amortized over the term of the related debt using the effective interest method.

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

Other (Income) Expense, Net

For 2015, the amount includes write-offs of debt issuance costs of $3.2 million related to reductions in the borrowing base of the revolving bank credit facility under the Credit Agreement.  The write-offs of debt issuance costs is included as an adjustment to net income in determining Net cash provided by operating activities in the Consolidated Statements of Cash Flows as the write-offs were non-cash transactions.  For 2013, the amount reported consisted primarily of $9.1 million of net proceeds received in conjunction with a payment for an option exercised by a counterparty.  The net amount was included in Net cash flows from investing activities within the line, Net proceeds from sales of assets in the Consolidated Statements of Cash Flows.

Recent Accounting Developments

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40).  The guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  We do not expect the revised guidance to materially affect our evaluation as to being a going concern, or have an effect on our financial statements or related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Summary and Amendments That Create Revenue from Contracts and Customers (Subtopic 606).  ASU 2014-09 amends and replaces current revenue recognition requirements, including most industry-specific guidance.  The revised guidance establishes a five step approach to be utilized in determining when, and if, revenue should be recognized.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017.  Upon application, an entity may elect one of two methods, either restatement of prior periods presented or recording a cumulative adjustment in the initial period of application.  We have not determined the effect ASU 2014-09 will have on the recognition of our revenue, if any, nor have we determined the method we will utilize upon adoption, which would be in the first quarter of 2018.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Subtopic 842).  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet.  ASU 2016-02 also will require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  ASU 2016-02 does not apply for leases for oil and gas properties, but does apply to equipment used to explore and develop oil and gas resources.  Our current operating leases that will be impacted by ASU 2016-02 when it is effective are leases for office space in Houston and New Orleans, although ASU 2016-02 may impact the accounting for leases related to operations equipment depending on the term of the lease.  We currently do not have any leases classified as financing leases.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  We have not yet fully determined or quantified the effect ASU 2016-02 will have on our financial statements.

2. Acquisitions and Divestitures

2015 Divestiture

On October 15, 2015, we sold certain onshore oil and natural gas property interests to Ajax Resources, LLC (“Ajax”) for approximately $372.9 million in cash, which includes certain customary price adjustments, and Ajax assumed responsibility for the related ARO.  The effective date of the sale was January 1, 2015.  Ajax acquired all of our interest in the Yellow Rose field in the Permian Basin, covering approximately 25,800 net acres in Andrews, Martin, Gaines and Dawson counties in West Texas.  We retained a non-expense bearing overriding royalty interest (“ORRI”) in production from the working interests assigned to Ajax, which percentage varies on a sliding scale from one percent for each month that the prompt month New York Mercantile Exchange (“NYMEX”) trading price for light sweet crude oil is at or below $70.00 per barrel to a maximum of four percent for each month that such NYMEX trading price is greater than $90.00 per barrel.  We used a portion of the proceeds of the sale to repay all outstanding borrowings under the revolving bank credit facility, while the remaining balance of approximately $100.0 million was added to available cash.

Under the full cost method, sales or abandonments of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to the cost center.  The sale to Ajax did not represent greater than 25% of the Company’s proved reserves of oil and natural gas attributable to the full cost pool.  As a result, alteration in the relationship between capitalized costs and proved reserves of oil and natural gas attributable to the full cost pool was not deemed significant and no gain or loss was recognized from the sale.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the purchase price allocation, including estimated adjustments, for the increased ownership interest in Fairway (in thousands):

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Woodside Properties were not included in our consolidated results until the property transfer date, which occurred on May 20 2014.  For 2015, the Woodside Properties accounted for $24.4 million of revenues, $9.5 million of direct operating expenses, $14.4 million of depreciation, depletion, amortization and accretion (“DD&A”) and no income tax expense, resulting in $0.5 million of net income.  For the period of May 20, 2014 to December 31, 2014, the Woodside Properties accounted for $28.4 million of revenues, $5.5 million of direct operating expenses, $11.0 million of DD&A and $4.2 million of income taxes, resulting in $7.7 million of net income.  The net income attributable to the Woodside Properties does not reflect certain expenses, such as general and administrative expenses (“G&A”) and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis.  In addition, the Woodside Properties are not recorded in a separate entity for tax purposes; therefore, income tax was estimated using the federal statutory tax rate.

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

The following table presents a summary of our pro forma financial information (in thousands, except earnings per share):

	(unaudited)
	Year Ended December 31,
	2014	2013
Revenue	$971,595	$1,047,037
Net income	(5,503)	71,412
Basic and diluted earnings per common share	(0.08)	0.94

For the pro forma financial information, certain information was derived from our financial records, Woodside’s financial records and certain information was estimated.

The following table presents incremental items included in the pro forma information reported above for the Woodside Properties (in thousands):

	(unaudited)
	Year Ended December 31,
	2014 (a)	2013
Revenues (b)	$22,887	$62,949
Direct operating expenses (b)	4,417	9,583
DD&A (c)	8,385	20,503
G&A (d)	300	800
Interest expense (e)	330	990
Capitalized interest (f)	(19)	165
Income tax expense (g)	3,316	10,818

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sources of information and significant assumptions are described below:

(a)	The adjustments for 2014 are for the period from January 1, 2014 to May 20, 2014.
(b)	Revenues and direct operating expenses for the Woodside Properties were derived from the historical financial records of Woodside.
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

2013 Acquisition

On October 17, 2013, W&T Offshore, Inc. entered into a purchase and sale agreement to acquire certain oil and natural gas property interests from Callon Petroleum Operating Company (“Callon”).  Pursuant to the purchase and sale agreement, transfers of certain properties that had no preferential rights were consummated on November 5, 2013 and transfers of certain properties subject to preferential rights, of which third-parties declined to exercise their preferential rights, were consummated on December 4, 2013.  The properties acquired from Callon (the “Callon Properties”) consist of a 15% working interest in the Medusa field (deepwater Mississippi Canyon blocks 538 and 582), interest in associated production facilities and various interests in other non-operated fields.  All of the Callon Properties are located in the Gulf of Mexico.  The effective date of the transaction was July 1, 2013.  The transaction included customary adjustments for the effective date, certain closing adjustments and we assumed the related ARO.  An upward net purchase price adjustment of $0.6 million was recorded during 2014.  The acquisition was funded from borrowings under our revolving bank credit facility and cash on hand.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The pro forma adjustments were based on estimates by management and information believed to be directly related to the purchase of the Callon Properties.  The pro forma financial information is not necessarily indicative of the results of operations had the purchase occurred on January 1, 2012.  If the transaction had been in effect for the periods indicated, the results may have been substantially different.  For example, we may have operated the assets differently than Callon; the realized sales prices for crude oil, NGLs and natural gas may have been different; and the costs of operating the Callon Properties may have been different.

The following table presents a summary of our pro forma financial information (in thousands except earnings per share):

(unaudited)
Year Ended
December 31, 2013
Revenue	$1,018,118
Net income	59,015
Basic and diluted earnings per common share	0.78

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the pro forma financial information, certain information was derived from financial records and certain information was estimated.  The following table presents incremental items included in the pro forma information reported above for the Callon Properties (in thousands):

(unaudited)
Year Ended
December 31, 2013 (a)
Revenues (b)	$34,030
Direct operating expenses (b)	6,405
DD&A (c)	14,931
G&A (d)	(361)
Interest expense (e)	1,383
Capitalized interest (f)	(164)
Income tax expense (g)	4,143

The sources of information and significant assumptions are described below:

(a)	The adjustments for 2013 are for the period from January 1, 2013 to the respective property transfer date, all of which occurred in the fourth quarter of 2013.
(b)	Revenues and direct operating expenses for the Callon Properties were derived from the historical financial records of Callon.
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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For 2015, 2014 and 2013, we have received insurance proceeds of $0.2 million, $12.2 million and $6.7 million, respectively, primarily related to hurricane damage.  These amounts are included within Net cash provided by operating activities in the Consolidated Statement of Cash Flows and are primarily recorded as reductions in Oil and natural gas properties and equipment on the Consolidated Balance Sheets, with minor amounts recorded as reductions in Lease operating expense in the Consolidated Statements of Operations.  From the third quarter of 2008 through December 31, 2014, we have received $161.2 million cumulative from our insurance underwriters related to Hurricane Ike.  See Note 18 for information regarding legal actions involving certain insurers and the Company concerning claims related to Hurricane Ike damages.

4. Restricted Deposits

Restricted deposits as of December 31, 2015 and 2014 consisted of funds escrowed for the future plugging and abandonment of certain oil and natural gas properties.

Pursuant to the Purchase and Sale Agreement with Total E&P USA Inc. (“Total E&P”), security for future plugging and abandonment of certain oil and natural gas properties is required either through surety bonds or payments to an escrow account or a combination thereof.  Monthly payments are made to an escrow account and these funds are returned to us once verification is made that the security amount requirements have been met.  We were in compliance with the security requirements as of December 31, 2015.  See Note 16 for potential future security requirements.

5. Asset Retirement Obligations

Asset retirement obligations associated with the retirement of tangible long-lived assets are required to be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.  The fair value of the ARO is measured using expected cash outflows associated with the ARO, discounted at our credit-adjusted risk-free rate when the liability is initially recorded.  Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of our ARO liability (in thousands):

	Year Ended December 31,
	2015	2014
Asset retirement obligations, beginning of period	$390,568	$354,422
Liabilities settled	(32,555)	(74,313)
Accretion of discount	20,703	20,633
Disposition of properties	(8,581)	—
Liabilities assumed through acquisition	2,944	21,820
Liabilities incurred	4,780	3,258
Revisions of estimated liabilities	463	64,748
Asset retirement obligations, end of period	378,322	390,568
Less current portion	84,335	36,003
Long-term	$293,987	$354,565

During 2015, we decreased our ARO on an overall basis primarily due to plug and abandonment work performed during 2015, partially offset by increases from accretion.  Revisions were basically flat as some service providers reduced their costs of goods and services, some service provider costs remained flat and some service provider costs estimates were increased, all of which were incorporated into our estimates.  In addition, revisions were made for scope changes and on the estimates of timing of when the work will be performed.  Liability increases from acquisitions and wells drilled were basically offset by reductions from dispositions.

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

Each derivative contract is recorded on the balance sheet as an asset or liability at fair value as of the respective period.  We have elected not to designate our commodity derivative contracts as hedging instruments; therefore, all changes in the fair value of derivative contracts were recognized currently in earnings during the periods presented.  The cash flows of all of our commodity derivative contracts are included in Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

For information about fair value measurements, refer to Note 8.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commodity Derivatives

During 2015, we entered into crude oil and natural gas derivative contracts for a portion of our anticipated future production.  Some of the commodity derivative contracts are known as “three-way collars” consisting of a purchased put option, a sold call option and a purchased call option, each at varying strike prices.  The strike prices of the contracts were set so that the contracts were premium neutral (“costless”), which means no net premium was paid to or received from a counterparty.  The three-way collar contracts are structured to provide price risk protection if the commodity price falls below the strike price of the put option and provides us the opportunity to benefit if the commodity price rises above the strike price of the purchased call option.  These contracts may have the effect of reducing some of our incremental income from favorable price movements if the commodity price is above certain levels, but have unlimited upside potential if prices rise above those levels.  In addition, we entered into oil derivative contracts known as “two-way”, “costless” collars, which consist of a purchased put option and a sold call option.  These two-way collars provide price risk protection if crude oil prices fall below certain levels, but may limit incremental income from favorable price movements above certain limits.  The oil contracts are based on WTI crude oil prices as quoted off the NYMEX.  The natural gas contracts are based on Henry Hub natural gas prices as quoted off the NYMEX.

As of December 31, 2014, we did not have any open derivative contracts.  During 2014 and 2013, we used crude oil swap contracts and have used various derivative instruments in prior years to manage our exposure to commodity price risk from sales of our oil and natural gas.  While these contracts were intended to reduce the effects of price volatility, they may have limited incremental income from favorable price movements.

As of December 31, 2015, our open commodity derivative contracts were as follows:

Crude Oil: Two-way collars, Priced off WTI (NYMEX)

		Notional	Notional	Weighted Average Contract Price
		Quantity	Quantity	Put Option	Call Option
Termination Period		(Bbls/day) (1)	(Bbls) (1)	(Bought)	(Sold)
2016:	1st Quarter	5,000	455,000	$40.00	$81.47
	2nd Quarter	5,000	455,000	40.00	81.47
	3rd Quarter	5,000	460,000	40.00	81.47
	4th Quarter	5,000	460,000	40.00	81.47
			1,830,000	40.00	81.47

Natural Gas: Three-way collars, Priced off Henry Hub (NYMEX)

		Notional	Notional	Weighted Average Contract Price
		Quantity	Quantity	Put Option	Call Option	Call Option
Termination Period		(MMBTUs/day) (1)	(MMBTUs) (1)	(Bought)	(Sold)	(Bought)
2016:	1st Quarter (2)	40,000	2,400,000	$2.25	$3.50	$3.77
	2nd Quarter	40,000	3,640,000	2.25	3.50	3.77
	3rd Quarter	40,000	3,680,000	2.25	3.50	3.77
	4th Quarter	40,000	3,680,000	2.25	3.50	3.77
			13,400,000	2.25	3.50	3.77

(1)	Volume Measurements: Bbls – barrelsMMBTUs – million British Thermal Units.
(2)

The natural gas derivative contracts are priced and closed in the last week prior to the related production month.  Natural gas derivative contracts related to January 2016 production were priced and closed in December 2015 and are excluded in the above table as these were closed contracts as of December 31, 2015.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following balance sheet line items included amounts related to the estimated fair value of our open commodity derivative contracts as reported in the following table (in thousands):

	December 31,
	2015	2014
Prepaid and other assets - current	$7,672	$—

Changes in the fair value and settlements of our commodity derivative contracts were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Derivative (gain) loss:	$(14,375)	$(3,965)	$8,470

Cash receipts (payments), net, on commodity derivative contract settlements are included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows and were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash receipts (payments) on derivative settlements, net	$6,703	$(5,318)	$(8,589)

Offsetting Commodity Derivatives

During 2015, all our commodity derivative contracts permit netting of derivative gains and losses upon settlement.  In general, the terms of the contracts provide for offsetting of amounts payable or receivable between us and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same commodity.  If an event of default were to occur causing an acceleration of payment under our revolving bank credit facility, that event may also trigger an acceleration of settlement of our derivative instruments.  If we were required to settle all of our open derivative contracts, we would be able to net payments and receipts per counterparty pursuant to the derivative contracts.  Although our derivative contracts allow for netting, which would allow for recording assets and liabilities per counterparty on a net basis, we have historically accounted for our derivative contracts on a gross basis per contract as either an asset or liability.   For the open derivative contracts as of December 31, 2015, there would have been no difference if the contracts were presented on net basis.  There were no open derivative contracts as of December 31, 2014.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt

As of December 31, 2015 and 2014, our long-term debt was as follows (in thousands):

	December 31,
	2015	2014
8.50% Senior Notes:
Principal	$900,000	$900,000
Debt premiums, net of amortization	10,503	13,057
Debt issuance costs, net of amortization	(6,274)	(7,937)

9.00% Term Loan:
Principal	300,000	—
Debt discounts, net of amortization	(2,689)	—
Debt issuance costs, net of amortization	(4,685)	—

Revolving bank credit facility	—	447,000
Total long-term debt	1,196,855	1,352,120
Current maturities of long-term debt	—	—
Long term debt, less current maturities	$1,196,855	$1,352,120
Aggregate annual maturities of long-term debt as of December 31, 2015 are as follows (in millions): 2016–$0.0; 2017–$0.0; 2018–$0.0; 2019–$900.0; thereafter–$300.0.

Senior Notes

At December 31, 2015 and 2014, our outstanding senior notes, which bear an annual interest rate of 8.50% and mature on June 15, 2019 (the “8.50% Senior Notes”), were classified as long-term at their carrying value.  Interest on the 8.50% Senior Notes is payable semi-annually in arrears on June 15 and December 15.  The estimated annual effective interest rate on the 8.50% Senior Notes is 8.4%, which includes amortization of debt issuance costs and premiums.  We and our restricted subsidiaries are subject to certain covenants under the indenture governing the 8.50% Senior Notes, which limit our and our restricted subsidiaries’ ability to, among other things, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with affiliates, pay dividends or make other distributions on capital stock or subordinated indebtedness and create unrestricted subsidiaries.  We were in compliance with those covenants as of December 31, 2015.  See Note 1 related to a change in the classification of unamortized debt issuance costs on the Consolidated Balance Sheets.

Term Loan

In May 2015, we entered into the 9.00% Term Loan, which bears an annual interest rate of 9.00%, was issued at a 1% discount to par and matures on May 15, 2020.  The 9.00% Term Loan is secured by a second priority lien covering our oil and gas properties to the extent such properties secure first priority liens granted to secure indebtedness under our Credit Agreement.  Interest on the 9.00% Term Loan is payable in arrears semi-annually on May 15 and November 15.  The estimated annual effective interest rate on the 9.00% Term Loan is 9.7%, which includes amortization of debt issuance costs and discounts.  The net proceeds were used to repay a portion of the outstanding borrowings incurred under our revolving bank credit facility governed by the Credit Agreement.  We are subject to various covenants under the terms governing the 9.00% Term Loan including, without limitation, covenants that limit our ability to incur other debt, pay dividends or distributions on our equity, merge or consolidate with other entities and make certain investments in other entities.  We were in compliance with those covenants as of December 31, 2015.  See Note 1 related to a change in the classification of unamortized debt issuance costs on the Consolidated Balance Sheets.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Agreement

The Credit Agreement, as amended, provides a revolving bank credit facility.  Availability under the Credit Agreement is subject to a semi-annual borrowing base determination set at the discretion of our lenders, and the Company and the lenders may each request one additional determination per year.  The borrowing base as of December 31, 2015 was $350.0 million.  The amount of the borrowing base is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria.  Any determination by our lenders to change our borrowing base will result in a similar change in the availability under our revolving bank credit facility.  To the extent borrowings and letters of credit outstanding exceed the redetermined borrowing base, such excess or deficiency is required to be repaid within 90 days in three equal monthly payments.  Letters of credit may be issued in amounts up to $300.0 million, provided availability under the revolving bank credit facility exists.  The revolving bank credit facility is secured and is collateralized by our oil and natural gas properties.  The Credit Agreement terminates on November 8, 2018.

The Credit Agreement contains covenants that limit, among other things, our ability to: (i) pay cash dividends; (ii) repurchase our common stock or outstanding 8.50% Senior Notes or outstanding 9.00% Term Loan, provided that such limitation will not apply to the repurchase of our existing 8.50% Senior Notes or 9.00% Term Loan in an aggregate principal amount equal to the aggregate principal amount of any new issuance of such debt; (iii) sell our assets; (iv) make certain loans or investments; (v) merge or consolidate; (vi) eliminate certain hedging contracts or enter into certain hedging contacts in excess of 75% of projected oil and gas  production on a monthly basis; (vii) enter into certain liens; and (viii) enter into certain other transactions, without the prior consent of the lenders.  We are permitted to issue additional indebtedness if certain conditions are met including: (i) the additional debt is subordinate in security and right of payment; (ii) the borrowers enter into an intercreditor agreement with terms acceptable to the Administrative Agent of the Credit Agreement; (iii) we are in compliance with the financial covenants after giving pro forma effect to the additional unsecured indebtedness; and (iv) such additional unsecured indebtedness matures after the maturity date of the Credit Agreement and is not subject to restrictive covenants materially more onerous than those provided for in the Credit Agreement.  We are permitted to redeem, repurchase, prepay or defease all or a portion of the 8.50% Senior Notes or the 9.00% Term loan if after giving effect of such redemption, repayment, prepayment or defeasance: (i) no amounts are outstanding on the revolving bank credit facility; (ii) letters of credit outstanding do not exceed $100.0 million; (iii) the then borrowing base is at least $200.0 million; and (iv) no event of default shall have occurred and be continuing, and no borrowing base deficiency shall have occurred and be continuing or result therefrom.

The Credit Agreement also contains various customary covenants for certain financial tests, as defined in the Credit Agreement and measured as of the end of each quarter, and for customary events of default.  These financial test ratios and limits as of December 31, 2015 and thereafter are: (i) the First Lien leverage Ratio must be less than 1.50 to 1.00; (ii) the Current Ratio must be greater than 0.75 to 1.00 as of December 31, 2015 and must be greater than 1.00 to 1.00 thereafter; and (iii) the Secured Debt Leverage Ratio must be less than 3.50 to 1.00.   The customary events of default include: (i) nonpayment of principal when due or nonpayment of interest or other amounts within three business days of when due; (ii) bankruptcy or insolvency with respect to the Company or any of its subsidiaries guaranteeing borrowings under the revolving bank credit facility; or (iii) a change of control.  The Credit Agreement contains cross-default clauses with the 8.50 %Senior Notes and the 9.00% Term, and these agreements contain similar cross-default clauses with the Credit Agreement.  We were in compliance with all applicable covenants of the Credit Agreement as of December 31, 2015.

Borrowings under the revolving bank credit facility bear interest at the applicable London Interbank Offered Rate (“LIBOR”) plus a margin that varies from 2.25% to 3.25% depending on the level of total borrowings under the Credit Agreement, or an alternative base rate equal to the greater of (a) Prime Rate, (b) Federal Funds Rate plus 0.5%, and (c) LIBOR plus 1.0%, plus applicable margin ranging from 1.25% to 2.25%.  The unused portion of the borrowing base is subject to a commitment fee ranging from 0.375% to 0.5%.  The estimated annual effective interest rate was 3.3% for 2015 for borrowings under the Credit Agreement.  The estimated annual effective interest rate includes amortization of debt issuance costs and excludes commitment fees and other costs.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2015, the borrowing base under the Credit Agreement was reduced to $350.0 million.  The reduction in the borrowing base resulted in proportional reduction in the unamortized costs related to the Credit Agreement of $3.2 million, which is included in the line Other (income)/expense, net on the Consolidated Statements of Operations.

At December 31, 2015, we had no borrowings and $0.9 million in letters of credit outstanding under the revolving bank credit facility.  At December 31, 2014, we had $447.0 million in borrowings and $0.6 million in letters of credit outstanding under the revolving bank credit facility.   See Note 20 for borrowings outstanding subsequent to December 31, 2015.

For information about fair value measurements of our long-term debt, refer to Note 8.

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

The following table presents the fair value of our derivative financial instruments, our 8.50% Senior Notes, the 9.00% Term Loan and our revolving bank credit facility (in thousands):

		December 31, 2015		December 31, 2014
	Hierarchy	Assets	Liabilities	Liabilities

Derivatives	Level 2	$7,672	$—	$—
8.50% Senior Notes	Level 2	—	324,000	594,000
9.00% Term Loan	Level 2	—	217,500	—
Revolving bank credit facility	Level 2	—	—	447,000

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We measure the fair value of our derivative financial instruments by applying the income approach, using models with inputs that are classified within Level 2 of the valuation hierarchy.  The inputs used for the fair value measurement of our derivative financial instruments are the exercise price, the expiration date, the settlement date, notional quantities, the implied volatility, the discount curve with spreads and published commodity futures prices.  The fair value of our 8.50% Senior Notes and the 9.00% Term Loan is based on quoted prices, although the market is not an active market; therefore, the fair value is classified within Level 2.  The carrying amount of debt under our revolving bank credit facility approximates fair value because the interest rates are variable and reflective of market rates.

Derivatives are reported in the statement of financial position at fair value.  The 8.50% Senior Notes are reported in the statement of financial position at their carrying value, which was $900.0 million at December 31, 2015 and 2014.  The 9.00% Term Loan is reported in the statement of financial position at its carrying value, which was $300.0 million at December 31, 2015.  The revolving bank credit facility debt is reported in the statement of financial position at its carrying value, which was zero and $447.0 million at December 31, 2015 and 2014, respectively.

For additional information about our derivative financial instruments refer to Note 6 and for additional information on our 8.50% Senior Notes, the 9.00% Term Loan and revolving bank credit facility refer to Note 7.

9. Equity Structure and Transactions

As of December 31, 2015 and 2014, the Company was authorized to issue 20 million shares of preferred stock with a par value of $0.00001 per share; however, no preferred shares have been issued or were outstanding as of the respective dates.

During 2015, we did not pay any dividends and dividends were suspended.  During 2014 and 2013, we paid regular cash dividends of $0.40 and $0.36 per common share, respectively.  In December 2013, we paid a special dividend of $0.42 per share or $31.8 million.

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

Pursuant to the terms of the Plan, the Committee establishes the performance criteria and may use a single measure or combination of business measures as described in the Plan.  Also, individual goals may be established by the Committee.  Performance awards may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, or other awards related to stock, and awards may be paid in cash, stock, or any combination of cash and stock, as determined by the Committee.  The performance awards granted under the Plan can be measured over a performance period of up to 10 years and annual incentive awards (a type of performance award) will generally be paid within 90 days following the applicable year end.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based Awards: Restricted Stock Units

For 2015, 2014 and 2013, performance awards under the Plan were granted in the form of restricted stock units (“RSUs”).  As defined by the Plan, RSUs are rights to receive stock, cash or a combination thereof at the end of a specified vesting period, subject to certain terms and conditions as determined by the Committee.  RSUs are a long-term compensation component of the Plan, which are granted to only certain employees, and are subject to adjustments at the end of the applicable performance period using a predefined scale based on the Company achieving certain predetermined performance criteria.   Vesting occurs upon completion of the specified vesting period applicable to each grant.  Subsequent to the determination of the performance achievement and prior to vesting, the RSUs earn dividend equivalents at the same rate as dividends paid on our common stock.  RSUs are subject to forfeiture until vested and cannot be sold, transferred or disposed of during the restricted period.

  During 2015, RSUs granted were subject to adjustments based on achievement of a combination of performance criteria, which was comprised of: (i) net income before income tax expense, net interest expense, depreciation, depletion, amortization, accretion and certain other items (“Adjusted EBITDA”) for 2015 and (ii) Adjusted EBITDA as a percent of total revenue (“Adjusted EBITDA Margin”) for 2015.  Adjustments range from 0% to 100% based upon actual results compared against pre-defined performance levels.  For 2015, the Company was below target for Adjusted EBITDA and above target for Adjusted EBITDA Margin

During 2014, RSUs granted were subject to adjustments based on achievement of a combination of performance criteria, which was comprised of: (i) Adjusted EBITDA for 2014 and (ii) Adjusted EBITDA Margin for 2014.  Adjustments range from 0% to 100% based upon actual results compared against pre-defined performance levels.  For 2014, the Company was above target for Adjusted EBITDA and was slightly below target for Adjusted EBITDA Margin.

During 2013, RSUs granted were subject to a combination of performance criteria, which was comprised of: (i) Adjusted EBITDA for 2013; (ii) Adjusted EBITDA Margin for 2013; and (iii) the Company’s total shareholder return (“TSR”) ranking against peer companies’ TSR for 2013, 2014 and January 1, 2015 to October 31, 2015.  TSR is determined based upon the change in the entity’s stock price plus dividends for the applicable performance period.  Adjustments range from 0% to 150% for portions subject to Adjusted EBITDA and Adjusted EBITDA Margin measurements and adjustments range from 0% to 200% for the portion subject to TSR measurement.  For 2013, the Company exceeded the target for Adjusted EBITDA and was approximately at target for 2013 Adjusted EBITDA Margin.  For the 2015, 2014 and 2013 periods, the Company was below target for the TSR rankings for each period.  In addition, RSUs were granted during 2013 which were not subject to performance criteria and were less than 3% of total grants.

All RSUs granted to date are subject to employment-based criteria in addition to performance criteria.  Vesting occurs in December of the second calendar year following the date of grant.  For example, the RSUs granted during 2013 (after adjustment for performance) vested in December 2015 to eligible employees.

Cash-based Awards

For 2015, 2014 and 2013, cash-based awards were granted under the Plan to substantially all eligible employees.  The cash-based awards, which are a short-term component of the Plan, were determined based on multiple performance measures, such as Adjusted EBITDA, reserve and production growth, cost containment and individual performance measures. With respect to the 2015 cash-based awards, some of the performance criteria targets were achieved and were combined with estimates of personal performance measurements to record potential payments.  In addition, for the 2015 cash-based awards, which includes the 2015 incentive plan for the Chief Executive Officer (“CEO”), the Company designed the awards with an additional financial condition that must be achieved on or before December 31, 2017:  Adjusted EBITDA less Interest Expense Incurred, as reporting by the Company in its announced Earning Release with respect to the end of any fiscal quarter plus three preceding quarters, exceeds $300.0 million.  As this additional financial condition was not achieved as of December 31, 2015, no amounts were accrued or subsequently paid.  If this additional financial condition is achieved, payment is to be made within 30 days following the achievement of the financial condition, but subject to all the terms of the 2015 Annual Incentive Award Agreement (the 2015 cash-based award).

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With respect to the 2014 cash-based awards, some of the performance criteria targets were achieved and were combined with estimates of personal performance measurements to record potential payments.  With respect to the 2013 cash-based awards, most of the performance criteria targets were achieved and were combined with the individual’s performance to determine the cash-based award.  With respect to the 2012 cash-based awards, some of the performance criteria targets were achieved and were combined with the individual’s performance to determine the cash-based award.  In addition, pursuant to the Plan, discretionary authority was exercised for certain non-executive employees, which increased cash-based award amounts in 2012.  Eligible employees were paid their cash-based awards within 75 days following year end.

Share-based Awards: Common Stock

The 2014 annual incentive plan award for the CEO was settled in shares of common stock based on a pre-determined price of $14.66 per share, pursuant to the terms of his award.  As the number of shares could not be determined until the full-year 2014 results were determined and approved by the Compensation Committee, the CEO’s 2014 award was accounted for as a liability award during 2014 and adjusted to fair value using the company’s closing price at the end of each reporting period.  The 2013 annual incentive award for the CEO was settled in shares of common stock based at the price of $14.84, which was the Company’s closing price the day prior to the settlement date.  The CEO awards for both years were 100% performance based and were subject to pre-defined performance measures and employment-based criteria, which were the same pre-defined performance measures and employment-based criteria established for the other eligible Company employees, and were subject to approval of the Compensation Committee.

Directors Compensation Plan Share-Based Awards

Under the Directors Compensation Plan, shares of restricted stock (“Restricted Shares”) were issued in 2015, 2014 and 2013 to the Company’s non-employee directors as a component of their compensation arrangement.  Vesting occurs upon completion of the specified vesting period and one-third of each grant vests each year over a three-year period.  The holders of Restricted Shares generally have the same rights as a shareholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares.  Restricted Shares are subject to forfeiture until vested and cannot be sold, transferred or otherwise disposed of during the restriction period.

For additional information concerning share-based awards and cash-based awards, including expense recognition, see Note 11.

11. Share-Based and Cash-Based Incentive Compensation

As allowed by the Plan, in 2015, 2014 and 2013, the Company granted RSUs to certain of its employees.  In 2015, 2014 and 2013, restricted stock was granted to the Company’s non-employee directors under the Directors Compensation Plan.  In addition to share-based compensation, the Company granted cash-based incentive awards to substantially all eligible employees in 2015, 2014 and 2013.

On May 7, 2013, after receiving shareholder approval, 4,000,000 shares of common stock were added to the amount available for issuance under the Plan.  As of December 31, 2015, there were 4,239,548 shares of common stock available for issuance in satisfaction of awards under the Plan and 444,024 shares of common stock available for issuance in satisfaction of awards under the Directors Compensation Plan.  The shares available for both plans are reduced when restricted stock is granted.  RSUs reduce the shares available in the Plan only when RSUs are settled in shares of common stock, net of withholding tax.  Although the Company has the option to settle RSUs in stock or cash at vesting, only common stock has been used to settle vested RSUs to date.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock

Under the Directors Compensation Plan, shares of restricted stock (“Restricted Shares”) were issued in 2015, 2014 and 2013 to the Company’s non-employee directors.  See Note 10 for additional information concerning Restricted Shares.  A summary of activity related to Restricted Shares is as follows:

	2015		2014		2013
	Restricted Shares	Weighted Average Grant Date Fair Value Per Share	Restricted Shares	Weighted Average Grant Date Fair Value Per Share	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, beginning of period	43,210	$16.20	43,840	$15.96	43,687	$18.69
Granted	56,540	6.19	18,815	18.60	27,450	12.75
Vested	(21,520)	16.26	(19,445)	18.00	(27,297)	17.09
Nonvested, end of period	78,230	$8.95	43,210	$16.20	43,840	$15.96

Subject to the satisfaction of service conditions, the Restricted Shares outstanding as of December 31, 2015 are expected to vest as follows:

Restricted Shares
2016	34,265
2017	25,115
2018	18,850
Total	78,230

Restricted stock fair value at grant date: The grant date fair value of restricted stock granted during 2015, 2014 and 2013 was $0.3 million for all periods based on the Company’s closing price on the date of grant.

Restricted stock fair value at vested date: The fair value of the restricted stock that vested during 2015, 2014 and 2013 was $0.1 million, $0.3 million and $0.4 million, respectively, based on the Company’s closing price on the date of vesting.

Restricted Stock Units

During 2015, 2014 and 2013, the Company granted RSUs to certain employees, with nearly all grants being contingent upon meeting specified performance requirements.  The grants are subject to adjustments at the end of the applicable performance period using a predefined scale based on the Company achieving certain predetermined performance criteria.  See Note 10 for additional information concerning RSUs.

The fair value of the RSUs granted in 2015 and 2014 was determined using the Company’s closing price on the grant dates as the performance measures were all company-specific performance measures comprised of Adjusted EBITDA and Adjusted EBITDA Margin.

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

A summary of activity related to RSUs is as follows:

	2015		2014		2013
	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, beginning of period	1,977,335	$15.29	1,331,753	$14.96	969,820	$22.70
Granted	2,626,930	3.59	1,195,388	16.84	969,919	13.23
Vested	(721,038)	13.23	(354,692)	18.59	(468,925)	26.93
Forfeited	(409,148)	10.63	(195,114)	16.53	(139,061)	16.50
Nonvested, end of period	3,474,079	$7.42	1,977,335	$15.29	1,331,753	$14.96

Subject to the satisfaction of service conditions, the RSUs outstanding as of December 31, 2015 are eligible to vest in the year indicated in the table below:

Restricted Stock Units
2016	1,003,604
2017	2,470,475
Total	3,474,079

RSUs fair value at grant date: During 2015, 2014 and 2013, the grant date fair value of RSUs granted was $9.4 million, $20.1 million and $12.8 million, respectively.

RSUs fair value at vested date: The fair value of the RSUs that vested during 2015, 2014 and 2013 was $2.1 million, $2.0 million and $7.2 million, respectively, based on the Company’s closing price on the vesting date.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock

An issuance of 37,316 shares of common stock was made in March 2015 to the CEO pursuant to the terms of his 2014 annual incentive compensation award, which valued the shares at a predetermined price.  The number of shares was determined after deductions for withholding and payroll taxes and the shares were valued at the Company’s closing price as of the date of issuance.  A grant and issuance of 42,547 shares of common stock was made in March 2014 to the CEO pursuant to the terms of his 2013 annual incentive compensation award.  The number of shares was determined after deductions for withholding and payroll taxes and the shares were valued at the Company’s closing price as of the date of grant.  See Note 10 for additional information concerning the CEO annual incentive compensation award.

    Share-Based Compensation

A summary of compensation expense under share-based payment arrangements and the related tax benefit is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Share-based compensation expense from:
Restricted stock	$358	$369	$397
Restricted stock units	9,978	13,150	11,128
Common shares	(94)	1,225	—
Total	$10,242	$14,744	$11,525
Share-based compensation tax benefit:
Tax benefit computed at the statutory rate	$3,585	$5,160	$4,034

As of December 31, 2015, unrecognized share-based compensation expense related to our awards of Restricted Shares and RSUs was $0.5 million and $12.7 million, respectively.  Unrecognized compensation expense will be recognized through April 2018 for restricted shares and November 2017 for RSUs.

Cash-based Incentive Compensation

As defined by the Plan, annual incentive awards payable in cash may be granted to eligible employees.  These awards are performance-based awards consisting of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each of such criteria.  Generally, the performance period is the calendar year and determination and payment is made in cash in the first quarter of the following year, although the 2015 awards were designed with an additional financial condition that may be satisfied prior to December 31, 2017.

Share-Based Compensation and Cash-Based Incentive Compensation Expense

A summary of incentive compensation expense is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Share-based compensation included in:
General and administrative	$10,242	$14,744	$11,525
Cash-based incentive compensation included in:
Lease operating expense	364	3,285	3,482
General and administrative (1)	(233)	6,950	8,817
Total charged to operating income	$10,373	$24,979	$23,824
(1)	Adjustments to true up estimates to actual payments resulted in net credit balances to expense for 2015.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plan

We maintain a defined contribution benefit plan in compliance with Section 401(k) of the IRC (the “401(k) Plan”), which covers those employees who meet the 401(k) Plan’s eligibility requirements.  During 2015, 2014 and 2013, the Company’s matching contribution was 100% of each participant’s contribution up to a maximum of 6% of the participant’s eligible compensation, subject to limitations imposed by the IRC.  The 401(k) Plan provides 100% vesting in Company match contributions on a pro rata basis over five years of service (20% per year).  Our expenses relating to the 401(k) Plan were $2.3 million, $2.4 million and $2.1 million for 2015, 2014 and 2013, respectively.

13. Income Taxes

Income Tax Expense (Benefit)

Components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current	$288	$301	$(2,146)
Deferred	(203,272)	(4,760)	30,920
	$(202,984)	$(4,459)	$28,774

Effective Tax Rate Reconciliation

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to our income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2015		2014		2013
Income tax expense (benefit) at the federal statutory rate	$(436,696)	35.0%	$(5,642)	35.0%	$28,033	35.0%
Share-based compensation	2,940	(0.2)	—	—	—	—
State income taxes	(2,343)	0.2	263	(1.6)	343	0.4
Valuation allowance	232,925	(18.7)	—	—	—	—
Other	190	-	920	(5.7)	398	0.5
	$(202,984)	16.3%	$(4,459)	27.7%	$28,774	35.9%

Our effective tax rate for the year 2015 differed from the federal statutory rate of 35.0% primarily due to recording a valuation allowance for our deferred tax assets, which is discussed below.  Our effective tax rate for the year 2014 is distorted due to a small pre-tax loss; consequently, our permanent differences have a larger impact on our effective tax rate.  Our effective tax rate for the year 2013 differed from the federal statutory rate primarily as a result of state income taxes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax liabilities:
Property and equipment	$40,287	$518,566
Derivatives	2,697	—
Other	3,000	5,019
Total deferred tax liabilities	45,984	523,585
Deferred tax assets:
Alternative minimum tax credit	20,486	20,486
Asset retirement obligations	133,018	137,597
Federal net operating losses	145,733	180,024
State net operating losses	5,068	5,008
Valuation allowance	(237,275)	(4,255)
Accrued cash-based bonus	—	3,559
Share-based compensation	4,245	5,042
Other	2,304	798
Total deferred tax assets	73,579	348,259
Net deferred tax asset (liabilities)	$27,595	$(175,326)

During 2015, we did not make any payments for federal and state income taxes or receive any refunds of significance.  During 2014, we did not make any payments for federal and state income taxes and we received refunds of $3.0 million.  During 2013, we made payments primarily for federal and state income taxes of approximately $3.0 million.  During 2013, we received refunds of $59.1 million, of which $9.5 million have been accounted for as unrecognized tax benefits.  The refunds were primarily attributable to tax loss carrybacks to 2010 and 2011, and refunds of estimated tax payments.

Net Operating Loss and Tax Credit Carryovers

The table below presents the details of our net operating loss and tax credit carryovers as of December 31, 2015 (in thousands):

	Amount	Expiration Year
Federal net operating loss	$418,417	2032-2035
State net operating losses	100,651	2021-2029
Alternative minimum tax credit	12,091	Indefinite
General business credit	406	2027-2028

The federal net operating loss and alternative minimum tax credit amounts presented in the table, Deferred Tax Assets and Liabilities, reflect adjustments for unrecognized excess tax benefits and uncertain tax positions, as applicable, to the amounts presented above.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Allowance

 During 2015, we recorded a valuation allowance of $232.9 million related to federal and state deferred tax assets.  Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods.  The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible.  In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.  As of December 31, 2015 we had a valuation allowance related to Federal, Louisiana and Alabama net operating losses and other deferred taxes.  As of December 31, 2014, we had a valuation allowance related only to Louisiana net operating losses.

Uncertain Tax Positions

The table below sets forth the beginning and ending balance of the total amount of unrecognized tax benefits.  There are no unrecognized benefits that would impact the effective tax rate if recognized.  While amounts could change in the next 12 months, we do not anticipate it having a material impact on our financial statements.

Balances in the uncertain tax positions are as follows (in thousands):

	December 31,
	2015	2014
Balance, beginning and end of period	$9,482	$9,482

We recognize interest and penalties related to uncertain tax positions in income tax expense.  For 2015, 2014 and 2013, the amounts recognized in income tax expense were immaterial.

Years open to examination

The tax years from 2012 through 2015 remain open to examination by the tax jurisdictions to which we are subject.

14. Earnings Per Share

The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities and are included in the computation of earnings per share under the two-class method.

The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(1,044,718)	$(11,661)	$51,322
Less portion allocated to nonvested shares	—	269	303
Net income (loss) allocated to common shares	$(1,044,718)	$(11,930)	$51,019
Weighted average common shares outstanding	75,931	75,609	75,239
Basic and diluted earnings (loss) per common share	$(13.76)	$(0.16)	$0.68
Shares excluded due to being anti-dilutive (weighted-average)	2,195	2,097	—

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Supplemental Cash Flow Information

The following reflects our supplemental cash flow information (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest, net of interest capitalized of $7,256 in 2015, $8,526 in 2014 and $10,058 in 2013	$92,622	$77,607	$73,909
Cash paid for income taxes	390	—	3,000
Cash refunds received for income taxes	90	3,000	59,126
Cash paid for share-based compensation (1)	—	431	466
(1)

The cash paid for share-based compensation is for dividends on unvested restricted stock and for dividend equivalents paid on RSUs.  No cash was received from employees or directors related to share-based compensation and no cash was used to settle any equity instruments granted under share-based compensation arrangements.

16. Commitments

We have operating lease agreements for office space and office equipment.  The lease for the majority of our office space terminates in December 2022.  Minimum future lease payments due under noncancelable operating leases with terms in excess of one year as of December 31, 2015 are as follows: 2016–$1.6 million; 2017–$1.6 million; 2018–$1.7 million; 2019–$1.8 million thereafter–$5.7 million.  Total rent expense was approximately $3.3 million, $3.2 million and $2.6 million during 2015, 2014 and 2013, respectively.

Pursuant to the Purchase and Sale Agreement with Total E&P, we are required to fulfill security requirements related to ARO for certain properties through bonds or making payments to an escrow account or a combination.  As of December 31, 2015, we were in compliance with the security amount requirement of $73.0 million.  Additional security requirements are $6.0 million in 2016, $4.0 million in 2017, $5.0 million in 2018, $3.0 million in 2019 and $12.0 million in the 2020 to 2023 time period to a total security requirement of $103.0 million by 2023.

Pursuant to the Purchase and Sale agreement with Shell Offshore Inc. (“Shell”) related to ARO for certain properties, we have bonds that are subject to re-appraisal by either party after November 2015.  As of December 31, 2015, neither party had requested a re-appraisal to be made.  The current security requirement of $64.0 million could be increased up to $94.0 million depending on certain conditions and circumstances.

During 2015, 2014 and 2013, we had surety bonds related to our decommissioning obligations or ARO, with the BOEM named as beneficiary.  See Note 20 for information concerning a demands received by the BOEM in February and March 2016.

Total expenses related to surety bonds, inclusive of the surety bonds in connection with Total E&P, Shell and the BOEM described above, were $5.5 million, $4.1 million and $5.0 million during 2015, 2014 and 2013, respectively.  The amount of future commitments is dependent on rates charged in the market place and when asset retirements are completed.  Estimated future expenses related to surety bonds were based on current market prices and estimates of the timing of asset retirements, of which some wells and structures are estimated to extend to 2030.  Future costs are estimated as follows: 2016–$5.8 million; 2017–$5.9 million; 2018–$5.3 million; 2019–$5.0 million; thereafter–$30.4 million.  See Note 20 for information concerning a demand received by the BOEM in February and March 2016, which will impact future cost estimates related to surety bonds.

Pursuant to an agreement with the Helix Well Containment Group, we are required to make payments to have access to certain equipment to respond to a subsea spill should a spill occur at a property we operate.  As of December 31, 2015, future payments due are $2.1 million in 2016 and $2.1 million in 2017.  These payments may increase or decrease depending on whether the number of companies participating in the consortium changes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have no drilling rig commitments with a term that exceeded one year as of December 31, 2015 and our drilling rig commitments meet the criteria of an operating lease.  Future payments of all drilling rig commitments as of December 31, 2015 were $7.0 million.

17. Related Parties

During 2015, 2014 and 2013, there were certain transactions between us and other companies our majority shareholder either controlled or in which he had an ownership interest.  In addition, there were transactions with a company that employs the spouse of our majority shareholder.  Our majority shareholder owns an aircraft that the Company used and reimbursed him for such use and for his use.  Airplane services were charged to us at rates that were either equal to or below rates charged by non-related, third-party companies.  Airplane services transactions were approximately $1.1 million, $0.9 million and $1.2 million for the years 2015, 2014 and 2013, respectively.  Our majority shareholder has ownership interests in certain wells operated by us (such ownership interests pre-date our initial public offering).  Revenues are disbursed and expenses are collected in accordance with ownership interest.  Proportionate insurance premiums were paid to us and proportionate collections of insurance reimbursements attributable to damage on certain wells were disbursed.  W&T hired the services of a directional drilling services company, in which our majority shareholder owns a minority ownership interest and serves on its board of directors, and W&T paid no amounts in 2015 and paid $0.2 million and $0.2 million for drilling related services during 2014 and 2013, respectively.  A company that provides marine transportation and logistics services to W&T employs the spouse of our majority shareholder.  The spouse received commissions partially based on services rendered to W&T which totaled less than $0.2 million per year for 2015, 2014 and 2013.  During 2015, an entity controlled by our majority shareholder participated in the 9.00% Term Loan for a $5.0 million principal commitment on the same terms as the other lenders.

18. Contingencies

Supplemental bonding requirements by the BOEM

The significant reductions in crude oil and natural gas pricing since the middle of 2014 have adversely impacted our financial strength and have resulted in our inability to meet the relevant financial strength and reliability criteria set forth in the BOEM Notice To Lessee #2008-N07, Supplemental Bond Procedures, (“NTL #2008-N07”).  Since both W&T Offshore, Inc. and its subsidiary are now subject to supplemental bonding, we had discussions with the BOEM during 2015.  See Note 20 for information concerning demands received by the BOEM in February and March 2016.

The issuers of such surety bonds may request, and in some cases, have requested, collateral, which could be significant and could impact our liquidity.  In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion.

Notification by ONRR of Fine for Non-compliance

In December 2013 and January 2014, we were notified by the Office of Natural Resources Revenue (“ONRR”) of an underpayment of royalties on certain Federal offshore oil and gas leases that cumulatively approximated $30,000 over several years, which represents 0.0045% of royalty payments paid by us during the same period of the underpayment.  In March 2014, we received notice from the ONRR of a statutory fine of $2.3 million relative to such underpayment, which we believe has been subsequently reduced to $1.1 million due to revisions in the penalty calculation.  We believe the fine is excessive and extreme considering the circumstances and in relation to the amount of underpayment.  On April 23, 2014, we filed a request for a hearing on the record and a general denial of the ONRR’s allegations contained in the notice.  We intend to contest the fine to the fullest extent possible.  The ultimate resolution may result in a waiver of the fine, a reduction of the fine, or payment of the full amount plus interest covering several years.  As no amount has been determined as more likely than any other within the range of possible resolutions, no amount has been accrued as of December 31, 2015 or 2014.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Apache Lawsuit

  On December 15, 2014, Apache Corporation (“Apache”) filed a lawsuit against W&T Offshore, Inc., alleging that W&T breached the joint operating agreement (“JOA”) related to deepwater wells in the Mississippi Canyon area of the Gulf of Mexico.  That lawsuit, styled Apache Corporation v. W&T Offshore, Inc., is currently pending in the United States District Court for the Southern District of Texas.  Apache contends that W&T has failed to pay its proportional share of the costs associated with plugging and abandoning three wells that are subject to the JOA.  We contend that the costs incurred by Apache are excessive and unreasonable.  Apache seeks an award of unspecified actual damages, interest, court costs, and attorneys’ fees.  In February 2015, we made a payment to Apache for our net share of the amounts that we believe are reasonable to plug and abandon the three wells, all of which was originally recorded as an asset retirement obligation and was accrued on our balance sheet as of December 31, 2014.  Our estimate of the potential exposure ranges from zero to $32 million related to this matter, which excludes potential interest, court costs and attorney fees.

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

Royalties

In 2009, the Company recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through our subsea pipeline systems.  In 2010, the ONRR audited the calculations and support related to this usage fee, and in 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken.  We recorded a reduction to other revenue in 2010 to reflect this disallowance; however, we disagree with the position taken by the ONRR.  We filed an appeal with the ONRR, which was denied in May 2014.  On June 17, 2014, we filed an appeal with the Board of Land Appeals (the “BLA”) under the Department of the Interior.  W&T’s brief was filed in November 2014 and we expect the briefing before BLA to be completed in 2016.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Notices of Proposed Civil Penalty Assessment

During 2015, the Company received four final notices from the BSEE of civil penalties related to Incidents of Noncompliance (“INCs”) at various offshore locations.  An aggregate $0.2 million has been paid in respect of three of the four final notices.  The Company also received three proposed notices from BSEE related to INCs at various offshore locations.  The occurrence dates range from June 2012 to June 2014.  For the unpaid proposed penalties, the Company has accrued approximately $1.0 million as of December 31, 2015, which is the Company’s best estimate of the final settlement once all appeals have been exhausted.  The proposed amounts by the BSEE for the unpaid proposed penalties totaled $8.1 million.  The Company’s position is that the proposed civil penalties are excessive given the specific facts and circumstances related to the INCs.

 Iberville School Board Lawsuit

In August, 2013, a citation was issued on behalf of plaintiffs, the State of Louisiana and the Iberville Parish School Board in their suit against the Company (among others) in the 18th Judicial District Court for the Parish of Iberville, State of Louisiana.  This case involves claims by the Iberville Parish School Board that this property has allegedly been contaminated or otherwise damaged by certain defendants’ oil and gas exploration and production activities.  The plaintiff’s claims include assessment costs, restoration costs, diminution of property value, punitive damages, and attorney fees and expenses, of which were not quantified in the claim.  We cannot currently estimate our potential exposure, if any, related to this lawsuit. We are currently, and intend to continue, vigorously defending this litigation.

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

Contingent Liability Recorded

There was no material expenses recognized related to accrued and settled claims, complaints and fines for 2015, 2014 or 2013.  As of December 31, 2015 and 2014, we had no material amounts recorded in liabilities for claims, complaints and fines.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Selected Quarterly Financial Data—UNAUDITED

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2015
Revenues	$127,907	$149,066	$126,228	$104,064
Operating loss (1)	(337,508)	(278,806)	(468,573)	(60,816)
Net loss (1)	(255,095)	(260,449)	(477,568)	(51,606)
Basic and diluted loss per common share (1) (2)	(3.36)	(3.43)	(6.29)	(0.68)

Year Ended December 31, 2014
Revenues	$254,516	$262,994	$234,521	$196,677
Operating income (loss)	37,225	34,403	20,983	(30,543)
Net income (loss)	11,189	9,837	684	(33,371)
Basic and diluted earnings (loss) per common share (2)	0.15	0.13	0.01	(0.44)
(1)

During 2015, we recorded in first, second, third and fourth quarter ceiling test write-downs of oil and natural gas properties of $260.4 million, $252.8 million, $441.6 million and $32.4 million, respectively.  See Note 1 for additional information.

(2)

The sum of the individual quarterly earnings (loss) per share may not agree with the year loss per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

20. Subsequent Events

On February 26, 2016, we announced that we had borrowed $340.0 million under the Credit Agreement for general corporate purposes.  Our cash balance after the borrowing was approximately $447.0 million and $9.1 million was the remaining availability under the Credit Agreement.

In February and March 2016, we received several demands from the BOEM ordering the Company to secure financial assurances in the form of additional surety bonds in the aggregate of $260.8 million to cover our decommissioning obligations under certain Federal offshore oil and gas leases and rights of way operated by us.  The bonds are to be secured on or before March 29, 2016.  The issuance of any additional surety bonds to satisfy this order could require the posting of cash collateral or letters of credit, which could be substantial.  The BOEM demand states that failure to comply with their order may result in the BOEM taking enforcement action, which includes assessing civil penalties, ordering suspension of operations or production, or initiating procedures to cancel leases.  We intend to continue discussions with the BOEM to resolve our issues concerning supplemental financial assurances, and if after review of this order the Company deems it necessary and appropriate, we may exercise our rights to appeal to the Interior Board of Land Appeals or otherwise challenge this order.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information

Our payment obligations under the 8.50% Senior Notes, the 9.00% Term Loan and the Credit Agreement (see Note 7) are fully and unconditionally guaranteed by our 100%-owned subsidiaries, W & T Energy VI, LLC and W & T Energy VII, LLC (together, the “Guarantor Subsidiaries”).  W & T Energy VII, LLC does not currently have any active operations or contain any assets.  Guarantees of the 8.50% Senior Notes will be released under certain circumstances, including:

(1)

in connection with any sale or other disposition of all or substantially all of the assets of a Guarantor Subsidiary (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a Restricted Subsidiary (as such term is defined in the indenture governing the 8.50% Senior Notes) of the Company, if the sale or other disposition does not violate the Asset Sales provisions (as such terms are define in certain debt documents);

(2)

in connection with any sale or other disposition of the capital stock of such Guarantor Subsidiary to a person that is not (either before or after giving effect to such transaction) the Company or a Restricted Subsidiary of the Company, if the sale or other disposition does not violate the Asset Sales provisions of certain debt documents and the Guarantor Subsidiary ceases to be a subsidiary of the Company as a result of such sales or disposition;

(3)

if such Guarantor Subsidiary is a Restricted Subsidiary and the Company designates such Guarantor Subsidiary as an Unrestricted Subsidiary in accordance with the applicable provisions of certain debt documents;

(4)	upon Legal Defeasance or Covenant Defeasance (as such terms are defined in certain debt documents) or upon satisfaction and discharge of the indenture;
(5)	upon the liquidation or dissolution of such Guarantor Subsidiary, provided no event of default has occurred and is continuing; or
(6)	at such time as such Guarantor Subsidiary is no longer required to be a Guarantor Subsidiary as described in certain debt documents, provided no event of default has occurred and is continuing.

The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of the Parent Company and the Guarantor Subsidiaries, together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.  Included in the consolidating adjustments was an adjustment related to the ceiling test write-down, as the computation is performed for each subsidiary on a stand-alone basis and also for the consolidated Company.  This resulted in write-downs for the combined subsidiaries to be greater than computed on a total Company basis, which required a contra ceiling test write-down adjustment to present the consolidated results appropriately.

When transfers of property were made from the Parent Company to the Guarantor Subsidiaries, which were transactions between entities under common control, the prior period financial information was retrospectively adjusted for comparability purposes, as prescribed under authoritative guidance.  None of the adjustments had any effect on the consolidated results for the current or prior periods presented.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2015

(In thousands)

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.

Assets
Current assets:
Cash and cash equivalents	$85,414	$—	$—	$85,414
Receivables:
Oil and natural gas sales	2,742	32,263	—	35,005
Joint interest and other	121,190	—	(99,178)	22,012
Total receivables	123,932	32,263	(99,178)	57,017
Prepaid expenses and other assets	25,375	1,504	—	26,879
Total current assets	234,721	33,767	(99,178)	169,310
Property and equipment – at cost:
Oil and natural gas properties and equipment	5,682,793	2,219,701	—	7,902,494
Furniture, fixtures and other	20,802	—	—	20,802
Total property and equipment	5,703,595	2,219,701	—	7,923,296
Less accumulated depreciation, depletion and amortization	5,258,563	1,822,273	(147,589)	6,933,247
Net property and equipment	445,032	397,428	147,589	990,049
Deferred income taxes	27,251	344	—	27,595
Restricted deposits for asset retirement obligations	15,606	—	—	15,606
Other assets	498,782	266,748	(760,068)	5,462
Total assets	$1,221,392	$698,287	$(711,657)	$1,208,022
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$100,282	$9,515	$—	$109,797
Undistributed oil and natural gas proceeds	20,463	976	—	21,439
Asset retirement obligations	63,716	20,619	—	84,335
Accrued liabilities	11,922	99,178	(99,178)	11,922
Total current liabilities	196,383	130,288	(99,178)	227,493
Long-term debt, less current maturities	1,196,855	—	—	1,196,855
Asset retirement obligations, less current portion	173,105	120,882	—	293,987
Deferred income taxes	—	—	—	—
Other liabilities	329,129	—	(312,951)	16,178
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	423,499	704,885	(704,885)	423,499
Retained earnings (deficit)	(1,073,413)	(257,768)	405,357	(925,824)
Treasury stock, at cost	(24,167)	—	—	(24,167)
Total shareholders’ equity (deficit)	(674,080)	447,117	(299,528)	(526,491)
Total liabilities and shareholders’ equity (deficit)	$1,221,392	$698,287	$(711,657)	$1,208,022

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2014

(In thousands)

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.

Assets
Current assets:
Cash and cash equivalents	$23,666	$—	$—	$23,666
Receivables:
Oil and natural gas sales	41,820	25,422	—	67,242
Joint interest and other	142,885	—	(99,240)	43,645
Total receivables	184,705	25,422	(99,240)	110,887
Prepaid expenses and other assets	28,728	7,619	—	36,347
Total current assets	237,099	33,041	(99,240)	170,900
Property and equipment – at cost:
Oil and natural gas properties and equipment	6,038,915	2,006,751	—	8,045,666
Furniture, fixtures and other	23,269	—	—	23,269
Total property and equipment	6,062,184	2,006,751	—	8,068,935
Less accumulated depreciation, depletion and amortization	4,442,899	1,132,179	—	5,575,078
Net property and equipment	1,619,285	874,572	—	2,493,857
Restricted deposits for asset retirement obligations	15,444	—	—	15,444
Other assets	966,112	357,992	(1,314,797)	9,307
Total assets	$2,837,940	$1,265,605	$(1,414,037)	$2,689,508
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$188,654	$5,455	$—	$194,109
Undistributed oil and natural gas proceeds	36,130	879	—	37,009
Asset retirement obligations	30,711	5,292	—	36,003
Accrued liabilities	17,437	99,180	(99,240)	17,377
Total current liabilities	272,932	110,806	(99,240)	284,498
Long-term debt, less current maturities	1,352,120	—	—	1,352,120
Asset retirement obligations, less current portion	235,876	118,689	—	354,565
Deferred income taxes	49,819	125,507	—	175,326
Other liabilities	417,885	—	(404,194)	13,691
Shareholders’ equity:
Common stock	1	—	—	1
Additional paid-in capital	414,580	703,440	(703,440)	414,580
Retained earnings	118,894	207,163	(207,163)	118,894
Treasury stock, at cost	(24,167)	—	—	(24,167)
Total shareholders’ equity	509,308	910,603	(910,603)	509,308
Total liabilities and shareholders’ equity	$2,837,940	$1,265,605	$(1,414,037)	$2,689,508

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2015

(In thousands)

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.

Revenues	$290,212	$217,053	$—	$507,265
Operating costs and expenses:
Lease operating expenses	126,189	66,576	—	192,765
Production taxes	3,002	—	—	3,002
Gathering and transportation	9,209	7,948	—	17,157
Depreciation, depletion and amortization	201,154	172,214	—	373,368
Asset retirement obligations accretion	11,587	9,116	—	20,703
Ceiling test write-down of oil and natural gas properties	616,947	517,880	(147,589)	987,238
General and administrative expenses	39,009	34,101	—	73,110
Derivative gain	(14,375)	—	—	(14,375)
Total costs and expenses	992,722	807,835	(147,589)	1,652,968
Operating loss	(702,510)	(590,782)	147,589	(1,145,703)
Loss of affiliates	(464,931)	—	464,931	—
Interest expense:
Incurred	101,542	3,050	—	104,592
Capitalized	(4,206)	(3,050)	—	(7,256)
Other (income) expense, net	4,663	—	—	4,663
Loss before income tax benefit	(1,269,440)	(590,782)	612,520	(1,247,702)
Income tax benefit	(77,133)	(125,851)	—	(202,984)
Net loss	$(1,192,307)	$(464,931)	$612,520	$(1,044,718)

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2014

(In thousands)

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.

Revenues	$571,365	$377,343	$—	$948,708
Operating costs and expenses:
Lease operating expenses	180,149	84,602	—	264,751
Production taxes	7,932	—	—	7,932
Gathering and transportation	11,790	8,031	—	19,821
Depreciation, depletion, amortization and accretion	267,406	223,063	—	490,469
Asset retirement obligations accretion	10,981	9,652	—	20,633
General and administrative expenses	46,513	40,486	—	86,999
Derivative loss	(3,965)	—	—	(3,965)
Total costs and expenses	520,806	365,834	—	886,640
Operating income	50,559	11,509	—	62,068
Earnings of affiliates	8,320	—	(8,320)	—
Interest expense:
Incurred	84,460	2,462	—	86,922
Capitalized	(6,064)	(2,462)	—	(8,526)
Other (income) expense, net	(208)	—	—	(208)
Income (loss) before income tax expense	(19,309)	11,509	(8,320)	(16,120)
Income tax expense (benefit)	(7,648)	3,189	—	(4,459)
Net income (loss)	$(11,661)	$8,320	$(8,320)	$(11,661)

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2013

(In thousands)

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.

Revenues	$631,267	$352,821	$—	$984,088
Operating costs and expenses:
Lease operating expenses	202,096	68,743	—	270,839
Production taxes	7,135	—	—	7,135
Gathering and transportation	9,248	8,262	—	17,510
Depreciation, depletion and amortization	236,600	194,011	—	430,611
Asset retirement obligations accretion	14,218	6,700	—	20,918
General and administrative expenses	44,040	37,834	—	81,874
Derivative loss	8,470	—	—	8,470
Total costs and expenses	521,807	315,550	—	837,357
Operating income	109,460	37,271	—	146,731
Earnings of affiliates	24,400	—	(24,400)	—
Interest expense:
Incurred	82,570	3,069	—	85,639
Capitalized	(6,989)	(3,069)	—	(10,058)
Other (income) expense, net	(8,946)	—	—	(8,946)
Income before income tax expense	67,225	37,271	(24,400)	80,096
Income tax expense	15,903	12,871	—	28,774
Net income	$51,322	$24,400	$(24,400)	$51,322

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2015

(In thousands)

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.

Operating activities:
Net loss	$(1,192,307)	$(464,931)	$612,520	$(1,044,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	212,741	181,330	—	394,071
Ceiling test write-down of oil and gas properties	616,947	517,880	(147,589)	987,238
Debt issuance costs write-off/amortization of debt items	4,411	—	—	4,411
Share-based compensation	10,242	—	—	10,242
Derivative gain	(14,375)	—	—	(14,375)
Cash receipts on derivative settlements, net	6,703	—	—	6,703
Deferred income taxes	(77,421)	(125,851)	—	(203,272)
Loss of affiliates	464,931	—	(464,931)	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	39,078	(6,842)	—	32,236
Joint interest and other receivables	21,633	—	—	21,633
Income taxes	(7)	—	—	(7)
Prepaid expenses and other assets	(13,916)	122,977	(91,245)	17,816
Asset retirement obligation settlements	(26,637)	(5,918)	—	(32,555)
Accounts payable, accrued liabilities and other	(142,270)	4,156	91,245	(46,869)
Net cash provided by (used in) operating activities	(90,247)	222,801	—	132,554
Investing activities:
Investment in oil and natural gas properties and equipment	(31,534)	(198,627)	—	(230,161)
Changes in operating assets and liabilities associated with investing activities	(29,806)	(25,619)	—	(55,425)
Proceeds from sales of assets and other, net	372,939	—	—	372,939
Investment in subsidiary	(1,445)	—	1,445	—
Purchases of furniture, fixtures and other	(1,278)	—	—	(1,278)
Net cash used in investing activities	308,876	(224,246)	1,445	86,075
Financing activities:
Borrowings of long-term debt – revolving bank credit facility	263,000	—	—	263,000
Repayments of long-term debt – revolving bank credit facility	(710,000)	—	—	(710,000)
Issuance of 9.00% Term Loan	297,000	—	—	297,000
Debt issuance costs	(6,669)	—	—	(6,669)
Other	(212)	—	—	(212)
Investment from parent	—	1,445	(1,445)	—
Net cash provided by financing activities	(156,881)	1,445	(1,445)	(156,881)
Decrease in cash and cash equivalents	61,748	—	—	61,748
Cash and cash equivalents, beginning of period	23,666	—	—	23,666
Cash and cash equivalents, end of period	$85,414	$—	$—	$85,414

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

(In thousands)

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.

Operating activities:
Net income (loss)	$(11,661)	$8,320	$(8,320)	$(11,661)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	278,387	232,715	—	511,102
Amortization of debt issuance costs and premium	701	—	—	701
Share-based compensation	14,744	—	—	14,744
Derivative gain	(3,965)	—	—	(3,965)
Cash payments on derivative settlements	(5,318)	—	—	(5,318)
Deferred income taxes	(32,456)	27,696	—	(4,760)
Earnings of affiliates	(8,320)	—	8,320	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	19,553	9,957	—	29,510
Joint interest and other receivables	(4,255)	—	—	(4,255)
Income taxes	27,650	(24,507)	—	3,143
Prepaid expenses and other assets	45,962	(7,525)	(23,425)	15,012
Asset retirement obligations	(57,253)	(17,060)	—	(74,313)
Accounts payable, accrued liabilities and other	11,083	(30,475)	23,425	4,033
Net cash provided by operating activities	274,852	199,121	—	473,973
Investing activities:
Acquisition of property interest in oil and natural gas properties	(17,407)	(54,827)	—	(72,234)
Investment in oil and natural gas properties and equipment	(312,044)	(242,334)	—	(554,378)
Changes in operating assets and liabilities associated with investing activities	1,733	35,717	—	37,450
Investment in subsidiary	(62,323)	—	62,323	—
Purchases of furniture, fixtures and other	(3,340)	—	—	(3,340)
Net cash used in investing activities	(393,381)	(261,444)	62,323	(592,502)
Financing activities:
Borrowings of long-term debt – revolving bank credit facility	556,000	—	—	556,000
Repayments of long-term debt – revolving bank credit facility	(399,000)	—	—	(399,000)
Dividends to shareholders	(30,260)	—	—	(30,260)
Other	(345)	—	—	(345)
Investment from parent	—	62,323	(62,323)	—
Net cash provided in financing activities	126,395	62,323	(62,323)	126,395
Increase in cash and cash equivalents	7,866	—	—	7,866
Cash and cash equivalents, beginning of period	15,800	—	—	15,800
Cash and cash equivalents, end of period	$23,666	$—	$—	$23,666

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013

(In thousands)

				Consolidated
	Parent	Guarantor		W&T
	Company	Subsidiaries	Eliminations	Offshore, Inc.

Operating activities:
Net income	$51,322	$24,400	$(24,400)	$51,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	250,818	200,711	—	451,529
Amortization of debt issuance costs and premium	1,645	—	—	1,645
Share-based compensation	11,525	—	—	11,525
Derivative loss	8,470	—	—	8,470
Cash payments on derivative settlements	(8,589)	—	—	(8,589)
Deferred income taxes	7,564	23,356	—	30,920
Earnings of affiliates	(24,400)	—	24,400	—
Changes in operating assets and liabilities:
Oil and natural gas receivables	6,182	(5,202)	—	980
Joint interest and other receivables	34,257	—	—	34,257
Income taxes	54,813	(10,485)	—	44,328
Prepaid expenses and other assets	(25,329)	(18,835)	34,120	(10,044)
Asset retirement obligations	(65,438)	(16,105)	—	(81,543)
Accounts payable, accrued liabilities and other	74,693	(12,665)	(34,120)	27,908
Net cash provided by operating activities	377,533	185,175	—	562,708
Investing activities:
Acquisition of property interest in oil and natural gas properties	—	(82,424)	—	(82,424)
Investment in oil and natural gas properties and equipment	(349,804)	(202,150)	—	(551,954)
Changes in operating assets and liabilities associated with investing activities	(14,732)	13,382		(1,350)
Investment in subsidiary	(86,017)	—	86,017	-
Proceeds from sales of assets and other, net	21,008	—	—	21,008
Purchases of furniture, fixtures and other	(1,435)	—	—	(1,435)
Net cash used in investing activities	(430,980)	(271,192)	86,017	(616,155)
Financing activities:
Borrowings of long-term debt – revolving bank credit facility	563,000	—	—	563,000
Repayments of long-term debt – revolving bank credit facility	(443,000)	—	—	(443,000)
Debt issuance costs	(3,892)	—	—	(3,892)
Dividends to shareholders	(58,846)	—	—	(58,846)
Other	(260)	—	—	(260)
Investment from parent	—	86,017	(86,017)	—
Net cash used in financing activities	57,002	86,017	(86,017)	57,002
Increase in cash and cash equivalents	3,555	—	—	3,555
Cash and cash equivalents, beginning of period	12,245	—	—	12,245
Cash and cash equivalents, end of period	$15,800	$—	$—	$15,800

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Oil and Gas Disclosures—UNAUDITED

Geographic Area of Operation

All of our proved reserves are located within the United States, with a majority of those reserves located in the Gulf of Mexico and a minority located in Texas.  Therefore, the following disclosures about our costs incurred, results of operations and proved reserves are on a total-company basis.

Capitalized Costs

Net capitalized costs related to our oil, NGLs and natural gas producing activities are as follows (in millions):

	December 31,
	2015	2014	2013
Net capitalized cost:
Proved oil and natural gas properties and equipment	$7,882.3	$7,924.2	$7,207.1
Unproved oil and natural gas properties and equipment	20.2	121.5	132.0
Accumulated depreciation, depletion and amortization (1) related to oil, NGLs and natural gas activities	(6,916.2)	(5,557.6)	(5,069.2)
Net capitalized costs related to producing activities	$986.3	$2,488.1	$2,269.9

(1)	Includes ceiling test write-down in 2015.

Costs Not Subject To Amortization

Costs not subject to amortization relate to unproved properties which are excluded from amortizable capital costs until it is determined that proved reserves can be assigned to such properties or until such time as the Company has made an evaluation that impairment has occurred.  Subject to industry conditions, evaluation of most of these properties is expected to be completed within one to five years.  The following table provides a summary of costs that are not being amortized as of December 31, 2015, by the year in which the costs were incurred (in millions):

	Total	2015	2014	2013	Prior to 2013
Costs excluded by year incurred:
Acquisition costs	$13.9	$—	$0.5	$4.9	$8.5
Capitalized interest not subject to amortization	4.7	1.5	1.2	0.9	1.1
Total costs not subject to amortization	$18.6	$1.5	$1.7	$5.8	$9.6

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs Incurred In Oil and Gas Property Acquisition, Exploration and Development Activities

The following costs were incurred in oil and gas acquisition, exploration, and development activities (in millions):

	Year Ended December 31,
	2015	2014	2013
Costs incurred: (1)
Proved properties acquisitions	$15.6	$111.5	$96.9
Exploration (2) (3)	152.4	411.1	215.3
Development	65.5	198.7	352.9
Unproved properties acquisitions (4)	0.1	3.1	26.3
Total costs incurred in oil and gas property acquisition, exploration and development activities	$233.6	$724.4	$691.4
(1)

Includes net reductions from capitalized ARO of $0.4 million in 2015 and net additions from capitalized ARO of $88.0 million and $50.6 million during 2014 and 2013, respectively, associated with acquisitions, liabilities incurred, divestitures and revisions of estimates.

(2)	Includes seismic costs of $3.2 million, $9.0 million and $8.9 million incurred during 2015, 2014 and 2013, respectively.
(3)	Includes geological and geophysical costs charged to expense of $5.7 million, $7.3 million and $5.9 million during 2015, 2014 and 2013, respectively.
(4)	The amounts for unproved property acquisitions include capitalized interest associated with unproved properties acquired during the period.

Depreciation, depletion, amortization and accretion expense

The following table presents our depreciation, depletion, amortization and accretion expense per barrel equivalent (“Boe”) of products sold.

	Year Ended December 31,
	2015	2014	2013
Depreciation, depletion, amortization and accretion per Boe	$23.11	$28.98	$25.10

Oil and Natural Gas Reserve Information

There are numerous uncertainties in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures.  The following reserve information represent estimates only and are inherently imprecise and may be subject to substantial revisions as additional information such as reservoir performance, additional drilling, technological advancements and other factors become available.  Decreases in the prices of oil, NGLs and natural gas could have an adverse effect on the carrying value of our proved reserves, reserve volumes and our revenues, profitability and cash flow.  We are not the operator with respect to approximately 27% of our proved developed non-producing reserves and 12% of our proved undeveloped reserves, so we may not be in a position to control the timing of all development activities.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following sets forth estimated quantities of our net proved, proved developed and proved undeveloped oil, NGLs and natural gas reserves.  All of the reserves are located in the Unites States with all located in state and federal waters in the Gulf of Mexico.  The reserve estimates exclude insignificant royalties and interests owned by the Company due to the unavailability of such information.  In addition to other criteria, estimated reserves are assessed for economic viability based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB.  The prices used do not purport, nor should it be interpreted, to present the current market prices related to our estimated oil and natural gas reserves.  Actual future prices and costs may differ materially from those used in determining our proved reserves for the periods presented.  The prices used are presented in the section below entitled “Standardized Measure of Discounted Future Net Cash Flows”.

				Total Energy Equivalent Reserves (1)
	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Oil Equivalent (MMBoe)	Natural Gas Equivalent (Bcfe)
Proved reserves as of Dec. 31, 2012	54.8	15.2	285.1	117.5	705.1
Revisions of previous estimates (2)	(4.3)	0.2	2.1	(3.8)	(22.8)
Extensions and discoveries (3)	13.9	2.6	22.0	20.2	121.0
Purchase of minerals in place (4)	1.5	—	4.4	2.3	13.7
Sales of reserves (5)	(0.4)	—	(0.4)	(0.5)	(3.2)
Production	(7.0)	(2.1)	(53.3)	(18.0)	(107.9)
Proved reserves as of Dec. 31, 2013	58.5	15.9	259.9	117.7	705.9
Revisions of previous estimates (6)	1.6	0.1	14.3	4.1	25.3
Extensions and discoveries (7)	7.3	0.7	10.1	9.7	58.1
Purchase of minerals in place (8)	1.5	1.2	20.7	6.1	36.5
Production	(7.2)	(2.1)	(50.1)	(17.6)	(105.8)
Proved reserves as of Dec. 31, 2014	61.7	15.8	254.9	120.0	720.0
Revisions of previous estimates (9)	4.8	(0.9)	4.9	4.7	28.0
Revisions related to sold properties (10)	(12.1)	(4.8)	(2.9)	(17.4)	(104.3)
Extensions and discoveries (11)	2.4	0.2	8.8	4.1	24.4
Purchase of minerals in place (12)	—	—	6.1	1.0	6.1
Sales of reserves (13)	(13.5)	(2.1)	(20.2)	(19.0)	(113.8)
Production	(7.8)	(1.6)	(46.2)	(17.0)	(102.3)
Proved reserves as of Dec. 31, 2015	35.5	6.6	205.4	76.4	458.1

Year-end proved developed reserves:
2015	29.4	6.4	198.5	69.0	413.5
2014	35.7	10.7	221.1	83.3	499.7
2013	36.2	11.1	232.7	86.1	516.1

Year-end proved undeveloped reserves:
2015 (14)	6.1	0.2	6.9	7.4	44.6
2014	26.0	5.1	33.8	36.7	220.3
2013	22.3	4.8	27.2	31.6	189.8

Volume measurements:
Bbl – barrel	Mcf – thousand cubic feet
MMBbls – million barrels for crude oil, condensate or NGLs	Bcf – billion cubic feet
MMBoe – million barrels of oil equivalent	Bcfe – billion cubic feet of gas equivalent

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)

The conversion to barrels of oil equivalent and cubic feet equivalent were determined using the energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding).  The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for crude oil, NGLs and natural gas may differ significantly.

(2)

Includes upward revision due to price of 1.9 MMBoe; negative revisions of 4.9 MMBoe at our Yellow Rose field for performance and technical changes, 2.3 MMBoe at our High Island 21/22 field for performance, 1.3 MMBoe at our Ship Shoal 349/359 field for performance; and positive performance revisions of 0.7 MMBoe at our Main Pass 98 field, 0.7 MMBoe at our South Timbalier 314, 0.6 MMBoe at our Main Pass 108 field and 0.5 MMBoe our South Timbalier 176 field.

(3)	Includes extensions and discoveries of 12.6 MMBoe at our Yellow Rose field, 4.2 MMBoe at our Ship Shoal 349 field and 1.9 MMBoe at our Mississippi Canyon 698 field.
(4)	Primarily due to the acquisition of the Callon Properties.
(5)	Primarily due to the sales of our non-working interests in the Green Canyon 60 field, the Green Canyon 19 field and the West Delta area block 29.
(6)

Includes upwards revisions due to price of 0.3 MMBoe; positive revisions of 2.4 MMBoe at our Fairway Field, 1.2 MMBoe at our Mississippi Canyon 800 field and 6.4 MMBoe at various fields; and negative revisions of 3.9 MMBoe at our Yellow Rose field and 2.4 MMBoe at various other fields.

(7)	Includes extensions and discoveries of 4.1 MMBoe at our Yellow Rose field and 4.1 MMBoe at our Mississippi Canyon 782 field.
(8)	Primarily due to acquiring additional ownership in the Fairway Field and acquisition of the Woodside Properties.
(9)

Includes upwards revisions of 7.4 MMBoe at the Ship Shoal 349 field (Mahogany), 1.9 MMBoe at our Brazo A-133 field, 1.3 MMBoe at out Atwater 575 field, 1.3 MMBoe at out Mississippi Canyon 243 field (Matterhorn), 1.1 MMBoe at our Fairway Field, partially offset by downward revisions due to price of 10.7 MMBoe.  The revision for price excludes the Yellow Rose field sold during 2015.

(10)	Revisions related to the Yellow Rose field during 2015, which were primarily due to price reductions, up to the date of the sale in October 2015.
(11)	Primarily due to increases at Ewing Bank 910.
(12)	Primarily due to purchase of additional interest at Brazos A-133.
(13)	Related primarily to the sale of the Yellow Rose field in October 2015, which had estimated reserves at the date of sale of 19.0 MMBoe.
(14)

We believe that we will be able to develop all but 1.2 MMBoe of the reserves classified as proved undeveloped (“PUDs”), or approximately 16%, out of the total of 7.4 MMBoe classified as PUDs at December 31, 2015, within five years from the date such reserves were initially recorded.  The exception is at the Mississippi Canyon 243 field (Matterhorn) where the field is being developed using a single floating tension leg platform requiring an extended sequential development plan.  The platform cannot support a rig that would allow additional wells to be drilled, but can support a rig to allow sidetracking of wells.  A portion of the PUDs in this field were originally recorded in our reserves as of December 31, 2010.  The development of these PUDs will be delayed until an existing well is depleted and available to sidetrack.  Based on the latest reserve report, a well is expected to be drilled to develop the Mississippi Canyon 243 field (Matterhorn) PUDs in 2020.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Standardized Measure of Discounted Future Net Cash Flows

The following presents the standardized measure of discounted future net cash flows related to our proved oil and natural gas reserves together with changes therein.  Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the unweighted average of first-day-of-the-month commodity prices for the periods presented.  All prices are adjusted by field for quality, transportation fees, energy content and regional price differentials.  Due to the lack of a benchmark price for NGLs, a ratio is computed for each field of the NGLs realized price compared to the crude oil realized price.  Then, this ratio is applied to the crude oil price using FASB/SEC guidance.  The average commodity prices weighted by field production and after adjustments related to the proved reserves are as follows:

	December 31,
	2015	2014	2013	2012
Oil - per barrel	$46.94	$91.12	$99.65	$98.13
NGLs per barrel	17.60	34.63	35.21	47.30
Natural gas per Mcf	2.50	4.27	3.80	2.77

Future production, development costs and ARO are based on costs in effect at the end of each of the respective years with no escalations.  Estimated future net cash flows, net of future income taxes, have been discounted to their present values based on a 10% annual discount rate.

The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of our oil and natural gas reserves.  These estimates reflect proved reserves only and ignore, among other things, future changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in 2016 or later years and the risks inherent in reserve estimates.  The standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows	$2,296.7	$7,258.5	$7,376.7
Future costs:
Production	(840.1)	(2,224.5)	(2,142.8)
Development	(161.4)	(922.0)	(1,001.4)
Dismantlement and abandonment	(471.8)	(475.4)	(441.6)
Income taxes (1)	—	(948.4)	(986.9)
Future net cash inflows before 10% discount	823.4	2,688.2	2,804.0
10% annual discount factor	(209.5)	(985.4)	(1,129.4)
Total	$613.9	$1,702.8	$1,674.6

(1)

No future income taxes were estimated to be paid in 2015 as our present tax position has sufficient tax basis and net operating loss carrying forwards to offset any future taxes.  State income taxes were disregarded due to immateriality.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2015	2014	2013
Changes in Standardized Measure
Standardized measure, beginning of year	$1,702.8	$1,674.6	$1,846.4
Increases (decreases):
Sales and transfers of oil and gas produced, net of production costs	(289.1)	(650.9)	(686.1)
Net changes in price, net of future production costs	(1,455.6)	(278.6)	(65.2)
Extensions and discoveries, net of future production and development costs	65.3	309.6	393.8
Changes in estimated future development costs	(8.5)	(56.4)	(91.1)
Previously estimated development costs incurred	158.9	263.1	262.1
Revisions of quantity estimates	137.9	118.6	(91.6)
Accretion of discount	150.6	180.6	202.2
Net change in income taxes	600.8	(11.4)	56.6
Purchases of reserves in-place	6.0	86.7	79.6
Sales of reserves in-place	(401.4)	—	(53.1)
Changes in production rates due to timing and other	(53.8)	66.9	(179.0)
Net increase (decrease) in standardized measure	(1,088.9)	28.2	(171.8)
Standardized measure, end of year	$613.9	$1,702.8	$1,674.6

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of December 31, 2015 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, is set forth in “Management’s Report on Internal Control over Financial Reporting” included under Part II, Item 8 in this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8 in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Purchase and Sale Agreement, dated as of October 17, 2013, by and among Callon Petroleum Operating Company, as Seller, and W&T Offshore, Inc., as Buyer (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed November 7, 2013 (File No. 001-32414))

2.2

Purchase and Sale Agreement, dated as of August 31, 2015, by and among Ajax Resources, LLC, as Buyer, and W&T Offshore, Inc., as Seller (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed October 21, 2015 (File No. 001-32414))

3.1

Amended and Restated Articles of Incorporation of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 24, 2006 (File No. 001-32414))

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

Exhibit Number	Description
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

10.14

Fifth Amended and Restated Credit Agreement, dated as of November 8, 2013, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 13, 2013 (File No. 001-32414))

10.15*	Form of Executive Annual Incentive Agreement for Fiscal 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 8, 2014 (File No. 001-32414))

Exhibit Number	Description
10.16*	Form of 2014 Executive Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed May 8, 2014 (File No. 001-32414))
10.17*	Tracy W. Krohn Executive Annual Incentive Agreement for Fiscal 2014. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed May 8, 2014 (File No. 001-32414))
10.18

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 23, 2015, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent, and the various agents and lenders party thereto.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 27, 2015 (File No. 001-32414))

10.19

Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 8, 2015, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 14, 2015 (File No. 001-32414))

10.20

$300,000,000 Term Loan Agreement, dated May 11, 2015, by and among W&T Offshore, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral trustee, and the various agents and lenders party thereto.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed May 14, 2015 (File No. 001-32414))

10.21

Intercreditor Agreement, dated May 11, 2015, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as priority lien agent, Morgan Stanley Senior Funding, Inc., as second lien collateral trustee, and the various agents and lenders party thereto.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed May 14, 2015 (File No. 001-32414))

10.21

Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of October 30, 2015, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 5, 2015 (File No. 001-32414))

10.22*	Form of Executive Annual Incentive Agreement for Fiscal 2015. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed November 6, 2015 (File No. 001-32414))
10.23* **	Form of 2015 Executive Restricted Stock Unit Agreement.
12.1**	Ratio of Earnings to Fixed Charges
14.1	W&T Offshore, Inc. Code of Business Conduct and Ethics (as amended). (Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K, filed November 17, 2005)
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of W&T Offshore, Inc. pursuant to 18 U.S.C. § 1350.

Exhibit Number	Description
99.1**	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.

*	Management Contract or Compensatory Plan or Arrangement.
**	Filed or furnished herewith.

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry that are used in this report.

Acquisitions.  Refers to acquisitions, mergers or exercise of preferential rights of purchase.

Bbl.  One stock tank barrel or 42 U.S. gallons liquid volume.

Bcf.  Billion cubic feet.

Bcfe.  One billion cubic feet equivalent, determined using an energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

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

Mcf.  One thousand cubic feet.

Mcfe.  One thousand cubic feet equivalent, determined using the energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil or other hydrocarbon.

Mcfe/d.  One thousand cubic feet equivalent per day.

MMBbls.  One million barrels of crude oil or other liquid hydrocarbons.

MMBoe.  One million barrels of oil equivalent.

MMBtu.  One million British thermal units.

MMcf.  One million cubic feet.

MMcfe.  One million cubic feet equivalent, determined using an energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil condensate or natural gas liquids.

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

Proved reserves.  Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  As used in this definition, “existing economic conditions” include prices and costs at which economic production from a reservoir is to be determined.  The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.  The SEC provides a complete definition of proved reserves in Rule 4-10(a)(22) of Regulation S-X.

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

Undeveloped reserves.  Oil and natural gas reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic production at greater distances.  Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.  Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Unproved properties.  Properties with no proved reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2016.

W&T OFFSHORE, INC.
By:	/s/ John D. Gibbons
John D. Gibbons
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2016.

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