Form 10-K
period 2019-12-31
W&T OFFSHORE INC
filed 2020-03-05
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $463,023,000 based on the closing sale price of $4.96 per share as reported by the New York Stock Exchange on June 28, 2019.

The number of shares of the registrant’s common stock outstanding on February 28, 2020 was 141,668,942.

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

We have grown through acquisitions, exploration and development and currently hold working interests in 51 offshore producing fields in federal and state waters.  We currently have under lease approximately 815,000 gross acres (550,000 net acres) spanning across the Outer Continental Shelf (“OCS”) off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 595,000 gross acres on the conventional shelf and approximately 220,000 gross acres in the deepwater.  A majority of our daily production is derived from wells we operate.  We currently own interests in 146 offshore structures, 104 of which are located in fields that we operate.  We currently own interest in 240 productive wells, 177 of which we operate.  Our interest in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiary, W & T Energy VI, LLC, a Delaware limited liability company and through our proportionately consolidated interest in Monza Energy, LLC (“Monza”), as described in more detail in Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part II, Item 8 in this Form 10-K.

In managing our business, we are focused on optimizing production and increasing reserves in a profitable and prudent manner, while managing cash flows to meet our obligations and investment needs.  Our cash flows are materially impacted by the prices of commodities we produce (crude oil and natural gas, and the natural gas liquids ("NGLs") extracted from the natural gas).  In addition, the prices of goods and services used in our business can vary and impact our cash flows.  During 2019, average realized commodity prices decreased from those we experienced during 2018 but were higher from those we experienced during 2017.  Our margins in 2019 decreased from 2018 primarily due to lower average realized commodity prices.  We measure margins using net income before net interest expense; income tax (benefit) expense; depreciation, depletion, amortization and accretion; unrealized commodity derivative gain or loss; amortization of derivative premiums; bad debt reserve; litigation; and other (“Adjusted EBITDA”) as a percent of revenue, which is a not a financial measurement under generally accepted accounting principles (“GAAP”).  We have historically increased our reserves and production through acquisitions, our drilling programs, and other projects that optimize production on existing wells.  Our production increased 11.3% in 2019 from the prior year and we added 73.4 million barrels of oil equivalent (“MMBoe”) of proved reserves in 2019, almost doubling our proved reserves and replacing our production by six times. (MMBoe was computed on an equivalency ratio as described below.)  The 87% net increase in proved reserves year-over-year is primarily due to our acquisition of the Mobile Bay Properties (discussed below), as well as successful drilling, favorable technical revisions driven by improved well performance, recompletion, and workover efforts.  Partially offsetting these increases were decreases in proved reserves from lower commodity prices and production.  During 2019, we drilled and completed six additional wells which all began producing during 2019.

The Gulf of Mexico is an area where we have developed significant technical expertise and where high production rates associated with hydrocarbon deposits have historically provided us the best opportunity to achieve a rapid return on our invested capital. We have leveraged our experience in the conventional shelf (water depths of less than 500 feet) to develop higher impact capital projects in the Gulf of Mexico in both the deepwater (water depths in excess of 500 feet) and the deep shelf (well depths in excess of 15,000 feet and water depths of less than 500 feet).  We have acquired rights to explore and develop new prospects and existing oil and natural gas properties in both the deepwater and the deep shelf, while at the same time continuing our focus on the conventional shelf.  Our drilling efforts in recent years have included the deepwater of the Gulf of Mexico. The investment associated with drilling an offshore well and future development of an offshore project principally depends upon water depth, the depth of the well, the complexity of the geological formations involved and whether the well or project can be connected to existing infrastructure or will require additional investment in infrastructure.  Deepwater and deep shelf drilling projects can be substantially more capital intensive on a per well basis than those on the conventional shelf.  During each of the years 2019 and 2018, we participated in the drilling and completion of three deepwater wells.

In August 2019, we completed the purchase of Exxon Mobil Corporation's ("Exxon") interests in and operatorship of oil and gas producing properties in the eastern region of the Gulf of Mexico offshore Alabama and related onshore and offshore facilities and pipelines (the "Mobile Bay Properties").  After taking into account customary closing adjustments and an effective date of January 1, 2019, cash consideration was $169.8 million, of which substantially all was paid by us at closing.  We also assumed the related asset retirement obligations ("ARO") and certain other obligations associated with these assets.  The acquisition was funded from cash on hand and borrowings of $150.0 million under the Credit Agreement (defined below), which were previously undrawn.  As of December 31, 2019, the Mobile Bay Properties had approximately 76.6 MMBoe of net proved reserves, of which 99% were proved developed producing reserves consisting primarily of natural gas and NGLs with 20% of the proved net reserves from liquids on an MMBoe basis, based on SEC pricing methodology.  For the fourth quarter of 2019, the average production of the Mobile Bay Properties was approximately 18,500 net Boe per day.  The properties include working interests in nine Gulf of Mexico offshore producing fields and an onshore treatment facility that are adjacent to existing properties owned and operated by us.  With this purchase, we became the largest operator in the area.

During 2019, the percentage of our production from our fields on the conventional shelf increased to 73% in 2019 from 59% in 2018 of our total production (measured on an MMBoe basis) primarily due to acquisition of the Mobile Bay Properties and increases in production at the Ship Shoal 349 field ("Mahogany").  In the fourth quarter of 2019, which includes the Mobile Bay Properties' production for the entire quarter, the percentage of our production from our fields on the conventional shelf increased to 79% measured on an MMBoe basis.  The Mobile Bay Properties accounted for 35% of our production measured on an MMBoe basis in the fourth quarter of 2019.

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

Based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent petroleum consultants, our total proved reserves at December 31, 2019 were 157.4 MMBoe compared to 84.0 MMBoe as of December 31, 2018.  Approximately 78% of our proved reserves as of December 31, 2019 were classified as proved developed producing, 7% as proved developed non-producing and 15% as proved undeveloped.  Classified by product, our proved reserves at December 31, 2019 were 24% crude oil, 16% NGLs and 60% natural gas.  These percentages and other energy-equivalent measurements stated in this Form 10-K were determined using the industry standard energy-equivalent ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel (“Bbl”) of crude oil, condensate or NGLs.  This energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for crude oil, NGLs and natural gas may differ significantly.  Our total proved reserves had an estimated present value of future net revenues discounted at 10% (“PV-10”) of $1,302.5 million before consideration of cash outflows related to ARO.  Our PV-10 after considering future cash outflows related to ARO was $1,117.6 million, and our standardized measure of discounted future cash flows was $986.9 million as of December 31, 2019.  Neither PV-10 nor PV-10 after ARO is a financial measure defined under GAAP.  For additional information about our proved reserves and a reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows, see Properties – Proved Reserves under Part I, Item 2 in this Form 10-K.

To provide additional financial flexibility, we created a drilling joint venture program with private investors during 2018 (the “Joint Venture Drilling Program”) and completed nine drilling projects by the end of 2019.  The Joint Venture Drilling Program enables W&T to receive returns on its investment on a promoted basis and enables private investors to participate in certain drilling projects.  It also allows more projects to be taken on with our capital expenditures budget, thereby helping us reduce our level of concentration risk via diversification.  In the Joint Venture Drilling Program, five wells came on line during 2019 and four wells came on line during 2018.  For the first half of 2020, two wells are scheduled to be drilled and, assuming success, the wells are expected to start producing in late 2020 or early 2021.  See Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part II, Item 8 in this Form 10-K for additional information on the Joint Venture Drilling Program.

In October 2018, we entered into a series of transactions to effect a refinancing of substantially all of our outstanding indebtedness. At that time, we issued $625.0 million of 9.75% Senior Second Lien Notes due 2023 (the “Senior Second Lien Notes”), which were issued at par with an interest rate of 9.75% per annum that matures on November 1, 2023.  Concurrently, we renewed our credit facility by entering into the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of October 18, 2018, among the Company, as borrower, the Guarantor Subsidiaries from time to time party thereto, Lenders from time to time party thereto and Toronto Dominion (Texas) LLC, as administrative agent (which matures on October 18, 2022 and increased the borrowing base from $150.0 million to $250.0 million).  The borrowing base is subject to scheduled semi-annual redeterminations to occur around May 15th and November 14th each calendar year, and certain additional redeterminations that may be requested at the discretion of either the lenders or the Company.  The borrowing base remained at $250.0 million as of December 31, 2019 following the latest redetermination.  See Financial Statements and Supplementary Data – Note 2 – Long-Term Debt under Part II, Item 8 in this Form 10-K for a full description of the transaction and the new debt instruments.

Our preliminary capital expenditure budget for 2020 has been established in the range of $50.0 million to $100.0 million, which includes our share of the Joint Venture Drilling Program, and excludes acquisitions.  Our 2020 plans also include spending in the range of $15.0 million to $25.0 million for ARO.  Based upon current commodity prices and production expectations for 2020, we believe that our cash flows from operating activities and cash on hand will be sufficient to fund our operations through year-end 2020 and provide cash balances to pay down a portion of the borrowings on the Credit Facility.  While the amount and timing of our 2020 capital expenditures is largely discretionary and within our control, future cash flows are subject to a number of variables and additional capital expenditures may be required to more fully develop our properties.  We are also currently evaluating additional acquisition opportunities, which, if successful, may increase our capital requirements in 2020 and beyond.

We continue to closely monitor current and forecasted commodity prices to assess what changes, if any, should be made to our 2020 plans.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources under Part II, Item 7 in this Form 10-K for additional information.

Business Strategy

Our goal is to pursue high rate of return projects and develop oil and natural gas resources that allow us to grow our production, reserves and cash flow in a capital efficient manner, thus enhancing the value of our assets. We intend to execute the following elements of our business strategy in order to achieve this goal:

●	Exploiting existing and acquired properties to add additional reserves and production;

●	Exploring for reserves on our extensive acreage holdings and in other areas of the Gulf of Mexico;

●	Acquiring reserves with substantial upside potential and additional leasehold acreage complementary to our existing acreage position at attractive prices; and

●

Continuing to manage our balance sheet in a prudent manner and continuing our track record of financial flexibility in any commodity price environment. Over time, we expect to de-lever through free cash flow generated by our producing asset base, capital discipline, organic growth and acquisitions.

Our focus is on making profitable investments while operating within cash flow, maintaining sufficient liquidity, cost reductions and fulfilling our contractual, legal and financial obligations.  We continue to closely monitor current and forecasted prices to assess if changes are needed to our plans.

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

Oil and Natural Gas Marketing and Delivery Commitments

 We sell our crude oil, NGLs and natural gas to third-party customers.  We are not dependent upon, or contractually limited to, any one customer or small group of customers.  However, in 2019, approximately 40% of our revenues were to BP Products North America, 12% to Vitol Inc. and 11% to Shell Trading (US) Co., with no other customer comprising greater than 10% of our 2019 revenues.  Due to the free trading nature of the oil and natural gas markets in the Gulf of Mexico, we do not believe the loss of a single customer or a few customers would materially affect our ability to sell our production. We do not have any agreements which obligate us to deliver material quantities to third parties.

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

The Federal Energy Regulatory Commission (“FERC”) regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”).  In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and non-price controls affecting wellhead sales of natural gas, effective January 1, 1993.  Sales by producers of natural gas and all sales of crude oil, condensate and NGLs can currently be made at uncontrolled market prices.  The FERC also regulates rates and service conditions for the interstate transportation of liquids, including crude oil, condensate and NGLs, under various statutes.

The Federal Trade Commission (“FTC”), the FERC and the Commodity Futures Trading Commission (“CFTC”) hold statutory authority to monitor certain segments of the physical and futures energy commodities markets.  These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets.  We are required to observe the market related regulations enforced by these agencies with regard to our physical sales of crude oil or other energy commodities, and any related hedging activities that we undertake.  Any violation of the FTC, FERC, and CFTC prohibitions on market manipulation can result in substantial civil penalties amounting to over $1.0 million per violation per day.

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

Decommissioning and financial assurance requirements.  The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities on the OCS.  In 2016, the BOEM under the Obama Administration issued Notice to Lessees and Operators (“NTL”) #2016-N01 (“NTL #2016-N01”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, rights of way (“ROWs”) and rights of use and easement (“RUEs”).  NTL #2016-N01 became effective in September 2016, but in the Spring of 2017, the BOEM under the Trump Administration has since extended indefinitely the start date for implementation.  This extension currently remains in effect; however, the BOEM reserved the right to re-issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities.  See Risk Factors under Part I, Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Financial Statements and Supplementary Data under Part II, Item 8 in this Form 10-K for more discussion on decommissioning and financial assurance requirements.

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

Regulation and transportation of natural gas.  Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. The FERC has undertaken various initiatives to increase competition within the natural gas industry.  As a result of initiatives like FERC Order No. 636, issued in 1992, the interstate natural gas transportation and marketing system allows non-pipeline natural gas sellers, including producers, to effectively compete with interstate pipelines for sales to local distribution companies and large industrial and commercial customers.  The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies.  In many instances, the effect of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation services.  The rates for such storage and transportation services are subject to FERC ratemaking authority, and FERC exercises its authority either by applying cost-of-service principles or granting market based rates. Similarly, the natural gas pipeline industry is subject to state regulations, which may change from time to time.

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

Hazardous Substances and Wastes.  The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, (“CERCLA”) imposes liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances.  Under CERCLA, such persons are subject to strict joint and several liability for the cost of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the cost of certain health studies.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”), regulates the generation, transportation, storage, treatment and disposal of non-hazardous and hazardous wastes and can require cleanup of hazardous waste disposal sites.  RCRA currently excludes drilling fluids, produced waters and certain other wastes associated with the exploration, development or production of oil and natural gas from regulation as “hazardous waste”, and the disposal of such oil and natural gas exploration, development and production wastes is regulated under less onerous non-hazardous waste requirements, usually under state law.  There have been unsuccessful attempts made from time to time to remove this exclusion.  The removal of this exclusion could have a material adverse effect on our results of operations and financial position, and it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous waste in the future.

Standards have been developed under RCRA and/or state laws for worker protection from exposure to Naturally Occurring Radioactive Materials (“NORM”); treatment, storage, and disposal of NORM and NORM waste; management of NORM-contaminated waste piles, containers and tanks; and limitations on the relinquishment of NORM contaminated land for unrestricted use.  Historically, we have not incurred any material expenditures in connection with our compliance with the existing RCRA and applicable state laws related to NORM waste.

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

In the absence of federal legislation limiting greenhouse gases (“GHG”) emissions, the EPA has determined that GHG emissions present a danger to public health and the environment, and it has adopted regulations that, among other things, restrict emissions of GHG under existing provisions of the CAA and may require the installation of control technologies to limit emissions of GHG.  For example, in June 2016, the EPA published a final rule establishing new source performance standards that require new, modified, or reconstructed facilities in the oil and natural gas sector to reduce methane gas and volatile organic compound emissions.  The 2016 rule would apply to any new or significantly modified facilities that we construct in the future that would otherwise emit large volumes of GHG together with other criteria pollutants.  The 2016 new source performance standards regulate GHGs through limitations on emissions of methane.  However, on September 24, 2019, the EPA published a proposal to amend the 2016 regulations in a manner that, among other things, would remove sources in the transmission and storage segment from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments of the industry.  As an alternative, the EPA is also proposing to rescind the methane-specific requirements that apply to all sources in the oil and natural gas industry, without removing the transmission and storage sources from the current source category.  Under either alternative, the EPA plans to retain emissions limits for volatile organic compounds.  Public comments on the proposed rulemaking were due to be submitted by November 25, 2019.  Whether these proposed standards will be implemented, on what date and exactly what they will require is unknown at this time.  Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified offshore production sources.

Water Discharges.  The primary federal law for oil spill liability is the Oil Pollution Act (the “OPA”) which amends and augments oil spill provisions of the federal Water Pollution Control Act (the “Clean Water Act”).  OPA imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters, including the OCS or adjoining shorelines.  A liable “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located.  OPA assigns joint and several, strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to oil and natural resource release related damages and economic damages suffered by persons adversely affected by an oil spill.  Although defenses exist to the liability imposed by OPA, they are limited. In January 2018, the BOEM raised OPA’s damages liability cap to $137.7 million; however, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct, resulted from violation of a federal safety, construction or operating regulation, or if the party failed to report a spill or cooperate fully in the cleanup.  OPA requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill, and to prepare and submit for approval oil spill response plans.  These oil spill response plans must detail the action to be taken in the event of a spill; identify contracted spill response equipment, materials, and trained personnel; and identify the time necessary to deploy these resources in the event of a spill. In addition, OPA currently requires a minimum financial responsibility demonstration of between $35.0 million and $150.0 million for companies operating on the OCS.  We are currently required to demonstrate, on an annual basis, that we have ready access to $150.0 million that can be used to respond to an oil spill from our facilities on the OCS.

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

Certain flora and fauna that have been officially classified as “threatened” or “endangered” are protected by the federal Endangered Species Act, as amended (“ESA”).  This law prohibits any activities that could “take” a protected plant or animal or reduce or degrade its habitat area.  Additionally, the U.S. Fish and Wildlife Service may make determinations on the listing of species as threatened or endangered under the ESA and litigation with respect to the listing or non-listing of certain species may result in more fulsome protections for non-protected or lesser-protected species.  We conduct operations on leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist.  During 2017, we reached an agreement with the various governmental agencies to remove the topside structure on our non-producing platform located in a National Marine Sanctuary in the U.S. Gulf of Mexico and leave the bottom of the platform structure below the water line in place.  The project was completed during 2018 and allows the marine growth attached to and around the structure to remain and continue to grow.  Unique regulations related to operations in a sanctuary include prohibition of drilling activities within certain protected areas, restrictions on the types of water and other substances that may be discharged, required depths of discharge in connection with drilling and production activities and limitations on mooring of vessels.

Other federal statutes that provide protection to animal and plant species and which may apply to our operations include, but are not necessarily limited to, the National Environmental Policy Act, the Coastal Zone Management Act, the Emergency Planning and Community Right-to-Know Act, the Marine Mammal Protection Act, the Marine Protection, Research and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Magnuson-Stevens Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.  These laws and related implementing regulations may require the acquisition of a permit or other authorization before construction or drilling commences and may limit or prohibit construction, drilling and other activities on certain lands lying within wilderness or wetlands.  These and other protected areas may require certain mitigation measures to avoid harm to wildlife, and such laws and regulations may impose substantial liabilities for pollution resulting from our operations.  The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities.

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

Employees

As of December 31, 2019, we employed 291 people. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relations with our employees to be good.

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

The price we receive for our crude oil, NGLs and natural gas production directly affects our revenues, profitability, access to capital, ability to produce these commodities economically and future rate of growth.  Historically, oil, NGLs and natural gas prices have been volatile and subject to wide price fluctuations in response to domestic and global changes in supply and demand, economic and legal forces, events and uncertainties, and numerous other factors beyond our control, including:

●	changes in global supply and demand for crude oil, NGLs and natural gas;

●	events that impact global market demand (e.g. the reduced demand following the recent coronavirus outbreaks);

●	the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and certain other countries;

●	the price and quantity of imports of foreign crude oil, NGLs, natural gas and liquefied natural gas;

●	acts of war, terrorism or political instability in oil producing countries;

●	national and global economic conditions;

●	domestic and foreign governmental regulations and taxes;

●	political conditions and events, including embargoes, affecting oil-producing activities;

●	the level of domestic and global oil and natural gas exploration and production activities;

●	the level of global crude oil, NGLs and natural gas inventories;

●	weather conditions;

●	technological advances affecting energy consumption;

●	the price, availability and acceptance of alternative fuels;

●	cyberattacks on our information infrastructure or systems controlling offshore equipment;

●	activities by non-governmental organizations to restrict the exploration and production of oil and natural gas so as to minimize or eliminate future emissions of carbon dioxide, methane gas and other GHG;

●	the availability of pipeline and third party processing capacity; and

●	geographic differences in pricing.

These factors and the volatility of the energy markets, which we expect to continue, make it extremely difficult to predict future commodity prices with any certainty. The average price for oil decreased during 2019 compared to 2018, but was higher compared to the average prices in 2017 and 2016, while prices for natural gas and NGLs decreased to their lowest levels since 2016.

Low prices for our products relative to the cost to find, develop and produce products reduces our profitability and can materially and adversely affect our future business, financial condition, results of operations, liquidity, ability to finance planned capital expenditures, ability to fund our ARO, ability to repay any borrowings per our debt agreements, ability to secure supplemental bonding, ability to secure collateral for such bonding, if required, and ability to meet our other financial obligations.

The borrowing base under our Credit Agreement may be reduced by our lenders.

Availability of borrowings and letters of credit under our Credit Agreement is determined by establishment of a borrowing base, which is periodically redetermined during the year based on our lenders’ review of crude oil, NGLs and natural gas prices and on our proved reserves.  During 2019, there were no changes to our borrowing base under the Credit Agreement, but during 2018, the borrowing base was increased from $150.0 million to $250.0 million.  The borrowing base is subject to scheduled semi-annual redeterminations to occur around May 15th and November 14th of each year and additional redeterminations that may be requested at the discretion of either the lenders or the Company.  The borrowing base could be reduced in the future as a result of lower commodity prices, our lenders’ outlook for future prices or our inability to replace reserves as a result of constrained capital spending.  To the extent borrowings and letters of credit outstanding exceed the redetermined borrowing base; such excess (referred to as a “Borrowing Base Deficiency”) is required to be repaid within 150 days in five equal monthly payments.  In addition to the borrowing base limitation, the Credit Agreement limits our ability to incur additional indebtedness if we cannot comply with specified baskets, financial covenants or ratios.

We may not have the financial resources in the future to repay a Borrowing Base Deficiency resulting from a borrowing base redetermination as required under our Credit Agreement, which could result in an event of default.  Additionally, a material reduction of our current cash position could substantially limit our ability to comply with other cash needs, such as collateral needs for existing or additional supplemental surety bonds or other financial assurances issued to the BOEM for our decommissioning obligations.  Further, the failure to repay a Borrowing Base Deficiency that may result from a borrowing base redetermination under our Credit Agreement may result in a cross-default under our other debt agreement.  If crude oil, NGLs and natural gas prices fall back to the levels experienced in 2016, this would adversely affect our cash flow, which could result in reductions in our borrowing base, adversely affect prospects for alternative credit availability or affect our ability to satisfy our covenants and ratios under our Credit Agreement.

We have a significant amount of indebtedness and limited borrowing capacity under our Credit Agreement.  Our leverage and debt service obligations may have a material adverse effect on our financial condition, results of operations and business prospects, and we may have difficulty paying our debts as they become due.

As of December 31, 2019, we had $730.0 million principal amount of indebtedness outstanding, all of which was secured, and additionally had $5.8 million of letters of credit obligations outstanding.  Our borrowing availability under our Credit Agreement was $139.2 million as of December 31, 2019, as we had $105.0 million in borrowings in addition to the letters of credit obligations outstanding.  Our leverage and debt service obligations could:

●	increase our vulnerability to general adverse economic and industry conditions (e.g. the reduced demand following the recent coronavirus outbreaks);

●

limit our ability to fund future working capital requirements, capital expenditures and ARO, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets;

●

limit our opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal on our debt obligations or to comply with any restrictive terms of our debt obligations;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	impair our ability to obtain additional financing in the future; and

●	place us at a competitive disadvantage compared to our competitors that have less debt.

Any of the above listed factors could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our ability to pay our expenses and fund our working capital needs and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors.  We will not be able to control many of these factors, such as commodity prices, other economic conditions and governmental regulation.  Substantially all of our oil, NGLs and natural gas properties are pledged as collateral under our Credit Agreement and are also pledged as collateral on a subordinate basis under the Indenture of the Senior Second Lien Notes (the “Indenture”) dated as of October 18, 2018, entered into by and among the Company, the Guarantors, and Wilmington Trust, National Association, as trustee (the “Trustee”).  Lower crude oil, NGLs and natural gas prices in the future would adversely affect our cash flow and could result in reductions in our borrowing base, reduce prospects for alternate credit availability, and affect our ability to satisfy the covenants and ratios under our Credit Agreement.  Asset sales may also reduce available collateral and availability under our Credit Agreement.  In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations.

If we are unable to service our indebtedness and other obligations, we may be required to further refinance all or part of our existing debt, sell assets, reduce capital expenditures, borrow more money or raise equity.  However, we may not be able to accomplish any of these transactions on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness.  In addition, our ability to comply with the financial and other restrictive covenants in our debt instruments is uncertain and will be affected by our future performance and events or circumstances beyond our control.  Failure to comply with these covenants would result in an event of default under such indebtedness, the potential acceleration of our obligation to repay outstanding debt and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness.  Any of the above risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may incur substantially more debt. This could exacerbate the risks associated with our indebtedness.

We and our subsidiaries may incur substantial additional indebtedness in the future, subject to the terms of our debt agreements. As of December 31, 2019, we had $730.0 million principal amount of secured indebtedness. The components of our indebtedness are:

●	$105.0 million outstanding under our Credit Agreement; and

●	$625.0 million in aggregate principal amount of 9.75% Senior Second Lien Notes.

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

The indentures and credit agreements governing our indebtedness contain a number of significant restrictive covenants in addition to covenants restricting the incurrence of additional debt.  These covenants limit our ability and the ability of our restricted subsidiaries, among other things, to:

●	make loans and investments;

●	incur additional indebtedness or issue preferred stock;

●	create certain liens;

●	sell assets;

●	enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;

●	consolidate, merge or transfer all or substantially all of the assets of our company;

●	engage in transactions with our affiliates;

●	pay dividends or make other distributions on capital stock or indebtedness; and

●	create unrestricted subsidiaries.

Our Credit Agreement requires us, among other things, to maintain certain financial ratios and satisfy certain financial condition tests or reduce our debt.  These restrictions may also limit our ability to obtain future financings, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities.  We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us from the restrictive covenants under our indentures governing our outstanding notes.

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

Lower crude oil, NGLs and natural gas prices will adversely affect our cash flow and may lead to further reductions in the borrowing base, which could also lead to reduced prospects for alternate credit availability.  The capital markets we have historically accessed as an alternative source of equity and debt capital may be constrained.  Other capital sources may arise with significantly different terms and conditions. Certain investors may exclude oil and gas companies from their investing portfolios due to environmental, social and governance factors.  These limitations in the capital markets may affect our ability to grow and limit our ability to replace our reserves of oil and gas.

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

As of December 31, 2019, we had $730.0 million principal amount of secured indebtedness outstanding.  If in the future we default on any of our secured debt, we cannot provide assurance that the proceeds from the sale of the collateral will be sufficient to repay all of our secured debt in full.  In addition, we have certain rights to issue or incur additional secured debt, including up to $139.2 million as of December 31, 2019, available for borrowing under our Credit Agreement, that would be secured by additional liens on the collateral and an issuance or incurrence of such additional secured debt would dilute the value of the collateral securing our outstanding secured debt.  If the proceeds of any sale of the collateral are not sufficient to repay all amounts due in respect of our secured debt, then claims against our remaining assets to repay any amounts still outstanding under our secured obligations would be unsecured and our ability to pay our other unsecured obligations and any distributions in respect of our capital stock would be significantly impaired.

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

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities on the OCS.  As of the filing date of this Form 10-K, we are in compliance with our financial assurance obligations to the BOEM and have no outstanding BOEM orders, requests or financial assurance obligations.  The BOEM, however, could in the future make demands for additional financial assurances covering our obligations under our properties, which could exceed the Company’s capabilities to provide.  If the BOEM issues future orders to provide additional surety bonds or other additional financial assurances to cover these obligations and we fail to comply with such future orders, the BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, suspending operations or production, or initiating procedures to cancel leases, which, if upheld, would have a material adverse effect on our business, properties, results of operations and financial condition.

We may be required to post cash collateral pursuant to our agreements with sureties under our existing or future bonding arrangements, which could have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan, our ARO plan and comply with our existing debt instruments.

Pursuant to the terms of our agreements with various sureties under our existing bonding arrangements, including the arrangements entered into in connection with our acquisition of the Mobile Bay Properties, or under any future bonding arrangements we may enter into, we may be required to post collateral at any time, on demand, at the surety’s sole discretion.  If additional collateral is required to support surety bond obligations, this collateral would probably be in the form of cash or letters of credit.  We cannot provide assurance that we will be able to satisfy collateral demands for current bonds or for future bonds.

If we are required to provide additional collateral, our liquidity position will be negatively impacted and we may be required to seek alternative financing.  To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures in the current year or future years, may be unable to execute our ARO plan or may be unable to comply with our existing debt instruments.   See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources under Part II, Item 7 in this Form 10-K for additional information.

If crude oil, NGLs and natural gas prices decrease from their current levels, we may be required to further write down the carrying values and/or the estimates of total reserves of our oil and natural gas properties.

Accounting rules applicable to us require that we review the carrying value of our oil and natural gas properties quarterly for possible impairment.  Impairment of proved properties under our full cost oil and gas accounting method is largely driven by the present value of future net revenues of proved reserves estimated using the SEC mandated 12-month unweighted first-day-of-the-month commodity prices.  In addition to commodity prices, impairment assessments of proved properties include the evaluation of development plans, production data, economics and other factors.  Such write-downs associated with impairments would constitute a non-cash charge to earnings.  We experienced impairment write-downs of our oil and gas properties in 2016 and 2015 primarily as a result of oil and natural gas price declines, but did not incur any write-downs during 2019, 2018 or 2017.  If prices fall significantly below current levels, this may cause write-downs during 2020 or in future periods.  In addition, lower crude oil, NGLs and natural gas prices may reduce our estimates of the proved reserve volumes that may be economically recovered, which would reduce the total value of our proved reserves.

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

Our PUDs comprised 15% of our total proved reserves as of December 31, 2019 and require additional expenditures and/or activities to convert these into producing reserves.  As circumstances change, we cannot provide assurance that all future expenditures will be made and that activities will be entirely successful in converting these reserves into proved producing reserves or PUDs during the time periods we have planned, at the costs we have budgeted, which could result in the write-off of previously recognized proved reserves.  We are the operator for substantially all of our PUDs as of December 31, 2019.  In the future, however, we could have more of our PUDs in non-operated fields, which may put us in a position of not being able to control the timing of development activities for the non-operated fields.

Relatively short production periods for our Gulf of Mexico properties based on proved reserves subject us to high reserve replacement needs and require significant capital expenditures to replace our proved reserves at a faster rate than companies whose proved reserves have longer production periods.  Our failure to replace those proved reserves would result in decreasing proved reserves, production and cash flows over time.

Unless we conduct successful development and exploration activities at sufficient levels or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced.  Producing oil and natural gas reserves are generally characterized by declining production rates that vary depending upon reservoir characteristics and other factors.  High production rates generally result in recovery of a relatively higher percentage of reserves during the initial few years of production.  All of our current production is from the Gulf of Mexico.  Proved reserves in the Gulf of Mexico generally have shorter reserve lives than proved reserves in many other producing regions of the United States due to the difference in rules related to booking proved undeveloped reserves between conventional and unconventional basins.  Our independent petroleum consultant estimates that 35% of our total proved reserves will be depleted within three years.  As a result, our need to replace proved reserves and production from new investments is relatively greater than that of producers who recover lower percentages of their proved reserves over a similar time period, such as those producers who have a larger portion of their proved reserves in areas other than the Gulf of Mexico.  We may not be able to develop, find or acquire additional proved reserves in sufficient quantities to sustain our current production levels or to grow production beyond current levels.  In addition, due to the significant time requirements involved with exploration and development activities, particularly for wells in the deepwater or wells not located near existing infrastructure, actual oil and natural gas production from new wells may not occur, if at all, for a considerable period of time following the commencement of any particular project.

Significant capital expenditures are required to replace our reserves.  If we are not able to obtain new oil and gas leases or replace reserves, we will not be able to sustain production at current levels, which may have a material adverse effect on our business, financial condition, or results of operations.

Our future success depends largely upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable.  Unless we replace the reserves we produce through successful exploration, development or acquisition activities, our proved reserves and production will decline over time.  Our exploration, development and acquisition activities require substantial capital expenditures.  Historically, we have funded our capital expenditures and acquisitions with cash on hand, cash provided by operating activities, securities offerings and bank borrowings.  The capital markets we have historically accessed may be constrained because of our leverage and we believe our access to capital markets may be limited in the future.  Excluding acquisitions, our capital expenditures in 2019 were higher than the amount spent in 2018.  The higher end of our capital expenditure budget range for 2020 is substantially the same as the amount spent in 2019, excluding acquisitions.  Future cash flows are subject to a number of variables, such as the level of production from existing wells, the prices of oil, NGLs and natural gas, and our success in developing and producing new reserves.  Any reductions in our capital expenditures to stay within internally generated cash flow (which could be adversely affected if commodity prices decline) and cash on hand will make replacing depleted reserves more difficult.  These limitations in the capital markets and our current capital budget may adversely affect our production levels.  We cannot be certain that financing for future capital expenditures will be available if needed, and to the extent required, on acceptable terms.  For additional financing risks, see “–Risks Relating to Our Industry, Our Business and Our Financial Condition.”

Additional deepwater drilling laws, regulations and other restrictions, delays in the processing and approval of drilling permits and exploration, development, oil spill-response and decommissioning plans, and other offshore-related developments in the Gulf of Mexico may have a material adverse effect on our business, financial condition, or results of operations.

In recent years, our drilling efforts have included deepwater projects in the Gulf of Mexico.  The BSEE and the BOEM have over time imposed new and more stringent permitting procedures, safety regulations and environmental regulations for wells in the deepwater of federal waters.  Compliance with these regulatory requirements, and together with uncertainties or inconsistencies in decisions and rulings by governmental agencies, have impacted the manner in which we have conducted our business in the past.  Examples of areas where these stringent regulations have affected operations include new or amended measures for obtaining approval of drilling permits, exploration plans, development plans, oil spill-response submissions and decommissioning plans.  These stringent regulations, and possible additional regulatory initiatives, could result in increased cost to our development efforts and ongoing business operations.

Moreover, the trend in the United States over the past decade has been for these governmental agencies to continue to evaluate and, as necessary, develop and implement new, more restrictive requirements, although in recent years under the Trump Administration, there have been actions seeking to mitigate certain of those more rigorous standards.  For example, in 2016, the BSEE under the Obama Administration published a final rule on well control that, among other things, imposed rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deepwater and high temperature, high pressure drilling activities, and enhanced reporting requirements.  Pursuant to certain executive orders issued by President Trump in 2017, however, the BSEE initiated a review of the well control rule and other offshore rules and initiatives to determine whether they are consistent with the stated policy of encouraging energy exploration and production, while ensuring that any such activity is safe and environmentally responsible.  One consequence of this review is that in May 2019, the BSEE published final revisions to the existing 2016 rule on well control that, among other things, eliminated the requirement for a BSEE-approved verification organization to oversee third parties which provide certifications of certain critical well control functions.  Another consequence of this BSEE review was an indefinite delay in implementation of NTL #2016-N01 that, if implemented, could result in significant increases in financial assurances for our operating on the OCS.  There exists the possibility that certain of these recent mitigatory actions under the Trump Administration could be withdrawn or revised in the future as a result of litigation or by a different presidential administration to impose or re-implement more stringent standards.  Moreover, due primarily to the threat of climate change arising from GHG emissions, certain candidates seeking the office of President of the United States in 2020 have pledged to take actions to ban new mineral leases on federal properties, including offshore leases on the OCS.  Additionally, litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

These regulatory actions, or any new rules, regulations, or legal initiatives or controls, whether under the Trump Administration or another administration, that impose increased costs or more stringent operational standards could delay or disrupt our operations, result in increased supplemental bonding and costs and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities or result in the suspension or cancellation of leases.  Also, if material spill incidents were to occur in the future, the United States could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which could have a material adverse effect on our business.  We cannot predict with any certainty the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

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

The occurrence of a significant accident or other event not covered in whole or in part by our insurance could have a material adverse impact on our financial condition and operations.  Our insurance does not protect us against all operational risks.  We do not carry business interruption insurance.  In May and June 2019, we entered into our insurance policies covering well control and hurricane damage (described above) and for general liability and pollution.  These policies are effective for one year from their respective execution date.  These policies reduce, but in no way totally mitigate our risk as we are exposed to amounts for retention and co-insurance, limits on coverage and events that are not insured.  Renewal of these policies at a cost commensurate with current premiums is not assured.  We also have other smaller per-occurrence retention amounts for various other events.  In addition, pollution and environmental risks are generally not fully insurable, as gradual seepage and pollution are not covered under our policies.  Because third-party drilling contractors are used to drill our wells, we may not realize the full benefit of workmen’s compensation laws in dealing with their employees.

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

For some risks, we have not obtained insurance as we believe the cost of available insurance is excessive relative to the risks presented.  We may take on further risks in the future if we believe the cost is excessive to the risks.  The occurrence of a significant event not fully insured or indemnified against losses could have a material adverse effect on our financial condition and results of operations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Hurricane Remediation, Insurance Claims and Insurance Coverage under Part II, Item 7 in this Form 10-K for additional information on insurance coverage.

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

In order to manage our exposure to price risk in the marketing of our oil and natural gas, and as required under our Credit Agreement, we periodically enter into oil and natural gas price commodity derivative positions with respect to a portion of our expected production.  During the fourth quarter of 2019, we entered into derivative contracts for natural gas, which expire in December 2022 and crude oil derivative contracts, which expire in December 2020.  During the fourth quarter of 2018, we entered into commodity derivative contracts for crude oil, which will expire in May 2020.  We may enter into more derivative contracts in the future.  While these commodity derivative positions are intended to reduce the effects of volatile crude oil and natural gas prices, they may also limit future income if crude oil and natural gas prices were to rise substantially over the price established by such positions.  In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

●	our production is less than expected;

●	there is a widening of price differentials between delivery points for our production and the delivery points assumed in the hedge arrangements; or

●	the counterparties to the derivative contracts fail to perform under the terms of the contracts.

See Financial Statements and Supplementary Data– Note 10 – Derivative Financial Instruments under Part II, Item 8 in this Form 10-K for additional information on derivative transactions.

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

We are required to record a liability for the present value of our ARO to plug and abandon inactive non-producing wells, to remove inactive or damaged platforms, and inactive or damaged facilities and equipment, collectively referred to as “idle iron,” and to restore the land or seabed at the end of oil and natural gas production operations.  In December 2018, BSEE issued an updated NTL reaffirming the obligations of offshore operators to timely decommission idle iron by means of abandonment and removal.  Pursuant to the idle iron NTL requirements, in September 2019, BSEE issued us letters, directing us to plug and abandon certain wells that the agency identified as no longer capable of production in paying quantities by specified timelines, with the earliest deadline being December 31, 2020.   In response, we are currently evaluating the list of wells proposed as idle iron by BSEE and currently anticipate that those wells determined to be idle iron will be decommissioned by the specified timelines or at times as otherwise determined by BSEE following further discussions with the agency.  While we have established AROs for well decommissioning, additional AROs, significant in amount, may be necessary to conduct plugging and abandonment of the wells designated by BSEE as idle iron but we do not expect the costs to plug and abandon these wells will have a material effect on our financial condition, results of operations or cash flows.  Nevertheless, these decommissioning activities are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths, and there exists the possibility that increased liabilities beyond what we established as AROs may arise and the pace for completing these activities could be adversely affected by idle iron decommissioning activities being pursued by other offshore oil and gas lessees that may also have received similar BSEE directives, which could restrict the availability of equipment and experienced workforce necessary to accomplish this work.  Estimating future restoration and removal costs in the Gulf of Mexico is especially difficult because most of the removal obligations may be many years in the future, regulatory requirements are subject to change or such requirements may be interpreted more restrictively, and asset removal technologies are constantly evolving, which may result in additional or increased costs.  As a result, we may make significant increases or decreases to our estimated ARO in future periods.  For example, because we operate in the Gulf of Mexico, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes.  The estimated cost to plug and abandon a well or dismantle a platform can change dramatically if the host platform, from which the work was anticipated to be performed, is damaged or toppled rather than structurally intact.  Accordingly, our estimate of future ARO will differ dramatically from our recorded estimate if we have a damaged platform.

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

As we carry out our drilling program, we may not serve as operator of all planned wells.  In that case, we have limited ability to exercise influence over the operations of some non-operated properties and their associated costs.  Our dependence on the operator and other working interest owners and our limited ability to influence operations and associated costs of properties operated by others could prevent the realization of anticipated results in drilling or acquisition activities.  The success and timing of exploration and development activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

●	unusual or unexpected geological formations;

●	the timing and amount of capital expenditures;

●	the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

●	the operator’s expertise and financial resources;

●	approval of other participants in drilling wells and such participants’ financial resources;

●	selection of technology; and

●	the rate of production of the reserves.

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

Our oil and natural gas exploration and production activities, including well stimulation and completion activities, involve a variety of operating risks, including:

●	fires;

●	explosions;

●	blow-outs and surface cratering;

●	uncontrollable flows of natural gas, oil and formation water;

●	natural disasters, such as tropical storms, hurricanes and other adverse weather conditions;

●	inability to obtain insurance at reasonable rates;

●	failure to receive payment on insurance claims in a timely manner, or for the full amount claimed;

●	pipe, cement, subsea well or pipeline failures;

●	casing collapses or failures;

●	mechanical difficulties, such as lost or stuck oil field drilling and service tools;
●	abnormally pressured formations or rock compaction; and

●

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

If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

●	injury or loss of life;

●	damage to and destruction of property, natural resources and equipment;

●	pollution and other environmental damage;

●	clean-up responsibilities;

●	regulatory investigation and penalties;

●	suspension of our operations;

●	repairs required to resume operations;

●	loss of reserves; and

●	acts of God.

Offshore operations are also subject to a variety of operating risks related to the marine environment, such as capsizing, collisions and damage or loss from tropical storms, hurricanes or other adverse weather conditions.  These conditions can cause substantial damage to facilities and interrupt production.  Companies that incur environmental liabilities frequently also confront third-party claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.  Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may have strict joint and several liability under CERCLA or similar state statues for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

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

The geographic concentration of our properties along the U.S. Gulf Coast and adjacent waters on and beyond the OCS means that some or all of our properties could be affected by the same event should the Gulf of Mexico experience:

●	severe weather, including tropical storms and hurricanes;

●	delays or decreases in production, the availability of equipment, facilities or services;

●	changes in the status of pipelines that we depend on for transportation of our production to the marketplace;

●	delays or decreases in the availability of capacity to transport, gather or process production; and

●	changes in the regulatory environment.

Because a majority of our properties could experience the same conditions at the same time, these conditions could have a greater impact on our results of operations than they might have on other operators who have properties over a wider geographic area.  For example, during 2019, net production of approximately 2.1 MMBoe was deferred during 2019 due to pipeline issues, maintenance and well issues.  During 2018, net production of approximately 1.6 MMBoe was deferred during 2018 due to pipeline issues, maintenance, well issues and other events; and during 2017, net production of approximately 1.7 MMBoe was deferred due to Hurricane Nate, pipeline issues and other events.

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

Our business strategy includes growing by making acquisitions, which may include acquisitions of exploration and production companies, producing properties and undeveloped leasehold interests.  Our acquisition of oil and natural gas properties requires assessments of many factors that are inherently inexact and may be inaccurate, including the following:

●	acceptable prices for available properties;

●	amounts of recoverable reserves;

●	estimates of future crude oil, NGLs and natural gas prices;

●	estimates of future exploratory, development and operating costs;

●	estimates of the costs and timing of decommissioning, including plugging and abandonment; and

●	estimates of potential environmental and other liabilities.

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

Increasing our reserve base through acquisitions has historically been an important part of our business strategy.  We may encounter difficulties integrating the operations of newly acquired oil and natural gas properties or businesses, such as our recent acquisition of the Mobile Bay Properties.  In particular, we may face significant challenges in consolidating functions and integrating procedures, personnel and operations in an effective manner.  The failure to successfully integrate such properties or businesses into our business may adversely affect our business and results of operations.  Any acquisition we make may involve numerous risks, including:

●	a significant increase in our indebtedness and working capital requirements;

●	the inability to timely and effectively integrate the operations of recently acquired businesses or assets;

●

the incurrence of substantial unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets before our acquisition;

●	our lack of drilling history in the geographic areas in which the acquired business operates;

●	customer or key employee loss from the acquired business;

●	increased administration of new personnel;

●	additional costs due to increased scope and complexity of our operations; and

●	potential disruption of our ongoing business.

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

The process of estimating oil and natural gas reserves is complex.  It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors.  Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves at December 31, 2019.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Oil and natural gas reserve quantities, under Part II, Item 7 for a discussion of the estimates and assumptions about our estimated oil and natural gas reserves information reported in Business under Part I, Item 1, Properties under Part I, Item 2 and Financial Statements and Supplementary Data – Note 20 – Supplemental Oil and Gas Disclosures under Part II, Item 8 in this Form 10-K.

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

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production.  The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities.  Our ability to market our production depends substantially on the availability and capacity of gathering systems, pipelines and processing facilities, which in most cases are owned and operated by third parties.  Our failure to obtain such services on acceptable terms could materially harm our business.  We may be required to shut in wells because of a reduction in demand for our production or because of inadequacy or unavailability of pipelines or gathering system capacity.  If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market.  We have, in the past, been required to shut in wells when hurricanes have caused or threatened damage to pipelines and gathering stations.  For example, we shut in wells during 2017 from Hurricane Nate and in 2018 from Hurricane Michael for several days.

In some cases, our wells are tied back to platforms owned by third-parties who do not have an economic interest in our wells and we cannot be assured that such parties will continue to process our oil and natural gas.

Currently, a portion of our oil and natural gas is processed for sale on platforms owned by third-parties with no economic interest in our wells and no other processing facilities would be available to process such oil and natural gas without significant investment by us.  In addition, third-party platforms could be damaged or destroyed by hurricanes which could reduce or eliminate our ability to market our production.  As of December 31, 2019, six fields, accounting for approximately 0.9 MMBoe (or 6.2%) of our 2019 production, are tied back to separate, third-party owned platforms.  There can be no assurance that the owners of such platforms will continue to process our oil and natural gas production.  If any of these platform operators ceases to operate their processing equipment, we may be required to shut in the associated wells, construct additional facilities or assume additional liability to reestablish production.

If third-party pipelines connected to our facilities become partially or fully unavailable to transport our crude oil and natural gas or if the prices charged by these third-party pipelines increase, our revenues or costs could be adversely affected.

We depend upon third-party pipelines that provide delivery options from our facilities.  Because we do not own or operate these pipelines, their continued operation is not within our control.  These pipelines may become unavailable for a number of reasons, including testing, maintenance, capacity constraints, accidents, government regulation, weather-related events or other third-party actions.  If any of these third-party pipelines become partially or fully unavailable to transport crude oil and natural gas, or if the gas quality specification for the natural gas pipelines changes so as to restrict our ability to transport natural gas on those pipelines, our revenues could be adversely affected.  For example, in 2019 and 2018, various pipelines were shut down at various times causing production deferral of approximately 0.5 MMBoe and 0.4 MMBoe, respectively.

Certain third-party pipelines have submitted requests in the past to increase the fees they charge us to use these pipelines.  These increased fees, if approved, could adversely impact our revenues or increase our operating costs, either of which would adversely impact our operating profits, cash flows and reserves.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration, development, production and transportation of crude oil and natural gas and operational safety.  Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with such legal requirements may harm our business, results of operations and financial condition.  We may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

●	lease permit restrictions;

●	drilling bonds and other financial responsibility requirements, such as plugging and abandonment bonds;

●	spacing of wells;

●	unitization and pooling of properties;

●	safety precautions;

●	operational reporting;

●	reporting of natural gas sales for resale; and

●	taxation.

Under these laws and regulations, we could be liable for:

●	personal injuries;

●	property and natural resource damages;

●	well site reclamation costs; and

●	governmental sanctions, such as fines and penalties.

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

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  These laws and regulations:

●	require the acquisition of a permit or other approval before drilling or other regulated activity commences;

●	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

●

limit or prohibit exploration or drilling activities on certain lands lying within wilderness, wetlands, MPAs and other protected areas or that may affect certain wildlife, including marine species and endangered and threatened species; and

●	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

●	the assessment of administrative, civil and criminal penalties;

●	loss of our leases;

●	incurrence of investigatory, remedial or corrective obligations; and

●	the imposition of injunctive relief, which could prohibit, limit or restrict our operations in a particular area.

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

New laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement could significantly increase our capital expenditures and operating costs or could result in delays, limitations or cancelations to our exploration and production activities, which could have an adverse effect on our financial condition, results of operations, or cash flows.  See Business – Environmental Regulations under Part I, Item 1 in this Form 10-K for a more detailed description of our environmental, marine species, and endangered and threatened species regulations.

The ONRR’s revised interpretations on determining appropriate allowances related to transportation and processing costs for natural gas could cause us to pay substantial amounts in back royalties and in future royalties.

The ONRR has publicly announced an “unbundling” initiative to revise the methodology employed by producers in determining the appropriate allowances for transportation and processing costs that are permitted to be deducted in determining royalties under federal oil and gas leases.  The ONRR’s initiative requires re-computing allowable transportation and processing costs using revised guidance from the ONRR going back 84 months for every gas processing plant for which we had gas processed.  In 2015, pursuant to the initiative, the Company received requests from the ONRR for additional data regarding the Company’s transportation and processing allowances on natural gas production that was processed through a specific processing plant.  The Company also received a preliminary determination notice from the ONRR asserting its preliminary determination that the Company’s allocation of certain processing costs and plant fuel use at another processing plant were impermissibly allowed as deductions in the determination of royalties owed under federal oil and gas leases.  The Company has submitted responses covering certain plants and certain time periods and has not yet received responses as to the preliminary determination asserting the reasonableness of its revised allocation methodology of such costs.  These open ONRR unbundling reviews, and any further similar reviews, could ultimately result in an order for payment of additional royalties under the Company’s Federal oil and gas leases for current and prior periods.  Through December 31, 2019, we paid $3.1 million of additional royalties and expect to pay more in the future.  We are not able to determine the range of any additional royalties or if such amounts would be material.

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

Our operations are subject to various risks that could result in increasing operating costs, limiting the areas in which oil and natural gas production may occur, and reducing demand for the oil and natural gas that we produce.

Climate change continues to attract considerable public, governmental and scientific attention.  As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHG.  These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.  At the federal level, the U.S. Congress has from time to time considered climate change legislation but no comprehensive climate change legislation has been adopted.  The EPA, however, has adopted regulations under the existing CAA to restrict emissions of GHG.  For example, the EPA imposes preconstruction and operating permit requirements on certain large stationary sources that are already potential sources of certain other significant pollutant emissions.  The EPA also adopted rules requiring the monitoring and reporting of GHG emissions on an annual basis from specified large GHG emission sources in the United States, including onshore and offshore oil and natural gas production facilities.  Federal agencies have also begun directly regulating emissions of methane, a GHG, from oil and natural gas operations as described above.  Compliance with these rules could result in increased compliance costs on our operations.

State implementation of these revised air emission standards could result in stricter permitting requirements, delay, limit or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.  At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020.  Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters.  Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020.  Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors.  Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies.  Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers.  Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption of legislation or regulatory programs to reduce or eliminate future emissions of GHG could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce.  Consequently, legislation and regulatory programs to reduce or eliminate future emissions of GHG could have an adverse effect on our business, financial condition and results of operations.  Additionally, political, financial and litigation risks may result in our restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner.  Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.  Our offshore operations are particularly at risk from severe climatic events.  If any such climate effects were to occur, they could have an adverse effect on our business, financial condition and results of operations.  See – Our business involves many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses. – under this Item 1A.

Derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Act, among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market.  The CFTC has finalized most of its regulations under the Dodd-Frank Act, but others remain to be finalized or implemented.  It is not possible to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules or the timing of such effects.

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

We rely on our information technology infrastructure and management information systems to operate and record aspects of our business.  Although we take measures to protect against cybersecurity risks, including unauthorized access to our confidential and proprietary information, our security measures may not be able to detect or prevent every attempted breach.  Similar to other companies, we have experienced cyber-attacks, although we have not suffered any material losses related to such attacks.  Security breaches include, among other things, illegal hacking, computer viruses, or acts of vandalism or terrorism.  A breach could result in an interruption in our operations, malfunction of our platform control devices, disabling of our communication links, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer or employee data, violation of privacy or other laws and exposure to litigation. Any of these security breaches could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The loss of members of our senior management could adversely affect us.

To a large extent, we depend on the services of our senior management.  The loss of the services of any of our senior management, including Tracy W. Krohn, our Founder, Chairman of the Board, Chief Executive Officer and President; Janet Yang, our Executive Vice President and Chief Financial Officer; William J. Williford, our Executive Vice President and General Manager of Gulf of Mexico; Stephen L. Schroeder, our Senior Vice President and Chief Technical Officer; and Shahid A. Ghauri, our Vice President, General Counsel and Corporate Secretary, could have a negative impact on our operations.  We do not maintain or plan to obtain for the benefit of the Company any insurance against the loss of any of these individuals.  See Executive Officers of the Registrant under Part I following Item 3 in this Form 10-K for more information regarding our senior management team.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

 Our producing fields are located in federal and state waters in the Gulf of Mexico in water depths ranging from less than 10 feet up to 7,300 feet.  The reservoirs in our offshore fields are generally characterized as having high porosity and permeability, with high initial production rates relative to other domestic reservoirs.  At December 31, 2019, the following two areas of operations accounted for approximately 67% our proved reserves determined using quantities of proved net reserves on an energy equivalent basis.  “Shelf” refers to acreage under 500 feet of water.  The following table provides information for these fields:

		Proved Reserves as of December 31, 2019
	Field Category	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Oil Equivalent (MMBoe)	Percent of Total Company Proved Reserves
Mobile Bay Properties	Shelf	0.2	15.4	365.9	76.6	48.7%

Ship Shoal 349 (Mahogany)	Shelf	19.0	2.0	42.2	28.0	17.8%

Volume measurements:
MMBbls – million barrels for crude oil, condensate or NGLs	Bcf – billion cubic feet
MMBoe – million barrels of oil equivalent

Our Fields

On December 31, 2019, we had two areas of operations of major significance, which we define as having year-end proved reserves of 10% or more of the Company’s total proved reserves, calculated on an energy equivalent basis.  These areas are the Mobile Bay Properties, which are offshore Alabama but also include the associated gas treatment plant located onshore in Alabama, and the Ship Shoal 349 field (Mahogany) located on the conventional shelf in the Gulf of Mexico.  Unless indicated otherwise, “drilling” or “drilled” in the descriptions below refers to when the drilling reached target depth, as this measurement usually has a higher correlation to changes in proved reserves compared to using the SEC’s definition for completion.  Following are descriptions of these areas of operations:

Mobile Bay Properties

The recently acquired Mobile Bay Properties consist of interests located off the coast of Alabama, in state coastal and federal Gulf of Mexico waters approximately 70 miles south of Mobile, Alabama.  The field area includes 16 Alabama state water lease blocks and four Federal OCS lease blocks.  These properties include seven major platforms and 27 flowing wells, in up to 50 feet of water.  Exxon first discovered Norphlet gas play in 1978 with the first gas production from the Mary Ann Field in 1988.  We acquired varied operated working interests ranging from 25% to 100% in nine producing fields from Exxon effective January 1, 2019, and we became the operator of the fields in December 2019.  Cumulative field production through 2019 is approximately 576.6 MMBoe gross.  The Mobile Bay Properties produce from the Jurassic age Norphlet eolian sandstone at an average depth of 21,000’ total vertical depth.  As of December 31, 2019, 56 Norphlet wells have been drilled on the Mobile Bay Properties, 45 wells were successful and 27 wells are currently producing.

We acquired the Mobile Bay Properties at the end of August 2019 and included the results of operations effective September 1, 2019 within our Consolidated Results of Operations.  During September 2019 to December 2019, transitioning activities occurred to transfer operatorship of the Mobile Bay Properties from Exxon to W&T.  Given the limited history and the change in operatorship, production volumes, realized prices received and production costs are omitted.

Ship Shoal 349 Field (Mahogany)

Ship Shoal 349 field is located off the coast of Louisiana, approximately 235 miles southeast of New Orleans, Louisiana.  The field area covers Ship Shoal federal OCS blocks 349 and 359, with a single production platform on Ship Shoal block 349 in 375 feet of water. Phillips Petroleum Company discovered the field in 1993.  We initially acquired a 25% working interest in the field from BP Amoco in 1999.  In 2003, we acquired an additional 34% working interest through a transaction with ConocoPhillips that increased our working interest to approximately 59%, and we became the operator of the field in December 2004.  In early 2008, we acquired the remaining working interest from Apache Corporation (“Apache”) and we now own a 100% working interest in this field except for an interest in one well owned in the Joint Venture Drilling Program.  Cumulative field production through 2019 is approximately 53.2 MMBoe gross.  This field is a sub-salt development with nine productive horizons below salt at depths up to 18,000 feet.  As of December 31, 2019, 31 wells have been drilled and 26 were successful.  Since acquiring an interest and subsequently taking over as operator, we have directly participated in drilling 17 wells with a 100% success rate.  During 2018, one well was completed which had been drilled to target depth during 2017, and in addition, two wells were drilled and completed during 2018.  During 2019, one well was drilled, completed and producing in 2019, and significant workover activities were done to increase production.

The following table presents our produced oil, NGLs and natural gas volumes (net to our interests) from the Ship Shoal 349 field over the past three years:

	Year Ended December 31,
	2019	2018	2017
Net Sales:
Oil (MBbls)	2,444	1,719	1,896
NGLs (MBbls)	154	167	163
Natural gas (MMcf)	3,955	2,508	2,853
Total oil equivalent (MBoe)	3,257	2,307	2,534
Total natural gas equivalents (MMcfe)	19,545	13,841	15,205
Average daily equivalent sales (Boe/day)	8,925	6,320	6,943
Average daily equivalent sales (Mcfe/day)	53,547	37,920	41,656
Average realized sales prices:
Oil ($/Bbl)	$58.27	$62.83	$46.64
NGLs ($/Bbl)	21.96	31.14	25.42
Natural gas ($/Mcf)	2.53	3.41	3.16
Oil equivalent ($/Boe)	47.84	52.78	40.08
Natural gas equivalent ($/Mcfe)	7.97	8.80	6.68
Average production costs: (1)
Oil equivalent ($/Boe)	$4.77	$4.87	$4.30
Natural gas equivalent ($/Mcfe)	0.79	0.81	0.72

(1)	Includes lease operating expenses and gathering and transportation costs.

Volume measurements:
MMBbls – million barrels for crude oil, condensate or NGLs	Bcf – billion cubic feet
MMBoe – million barrels of oil equivalent	Bcfe – billion cubic feet of gas equivalent

 Proved Reserves

Our proved reserves were estimated by NSAI, our independent petroleum consultant, and amounts provided in this Form 10-K are consistent with filings we make with other federal agencies.  Our proved reserves as of December 31, 2019 are summarized below and the mix by product was 24% oil, 16% NGLs and 60% natural gas determined using the energy-equivalent ratio noted below:

				Total Energy-Equivalent Reserves (2)
Classification of Proved Reserves (1)	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Oil Equivalent (MMBoe)	Natural Gas Equivalent (Bcfe)	% of Total Proved	PV-10 (3) (In millions)
Proved developed producing	24.0	20.2	469.2	122.3	734.0	78%	$992.0
Proved developed non-producing	4.0	1.5	35.7	11.5	68.9	7%	95.0
Total proved developed	28.0	21.7	504.9	133.8	802.9	85%	1,087.0
Proved undeveloped	9.8	2.8	66.2	23.6	141.6	15%	215.5
Total proved	37.8	24.5	571.1	157.4	944.5	100%	$1,302.5

Volume measurements:
MMBbls – million barrels for crude oil, condensate or NGLs	Bcf – billion cubic feet
MMBoe – million barrels of oil equivalent	Bcfe – billion cubic feet of gas equivalent

(1)

In accordance with guidelines established by the SEC, our estimated proved reserves as of December 31, 2019 were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average commodity price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the year end December 31, 2019.  Applying this methodology, the West Texas Intermediate ("WTI") average spot price of $55.85 per barrel and the Henry Hub natural gas average spot price of $2.578 per million British Thermal Unit were utilized as the referenced price and after adjusting for quality, transportation, fees, energy content and regional price differentials, the average realized prices were $58.11 per barrel for oil, $18.72 per barrel for NGLs and $2.63 per Mcf for natural gas.  In determining the estimated realized price for NGLs, a ratio was computed for each field of the NGLs realized price compared to the crude oil realized price.  Then, this ratio was applied to the crude oil price using SEC guidance. Such prices were held constant throughout the estimated lives of the reserves. Future production and development costs are based on year-end costs with no escalations.

(2)

Energy equivalents are determined using the energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding).  The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent price for oil and NGLs may differ significantly.

(3)

We refer to PV-10 as the present value of estimated future net revenues of proved reserves as calculated by our independent petroleum consultant using a discount rate of 10%. This amount includes projected revenues, estimated production costs and estimated future development costs and excludes ARO. We have also included PV-10 after ARO below.  PV-10 after ARO includes the present value of ARO related to proved reserves using a 10% discount rate and no inflation of current costs.  Neither PV-10 nor PV-10 after ARO are financial measures defined under GAAP; therefore, the following table reconciles these amounts to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure.  Management believes that the non-GAAP financial measures of PV-10 and PV-10 after ARO are relevant and useful for evaluating the relative monetary significance of oil and natural gas properties.  PV-10 and PV-10 after ARO are used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities.  We believe the use of pre-tax measures is valuable because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid.  Management believes that the presentation of PV-10 and PV-10 after ARO provide useful information to investors because they are widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies.  PV-10 and PV-10 after ARO are not measures of financial or operating performance under GAAP, nor are they intended to represent the current market value of our estimated oil and natural gas reserves.  PV-10 and PV-10 after ARO should not be considered in isolation or as substitutes for the standardized measure of discounted future net cash flows as defined under GAAP.  Investors should not assume that PV-10, or PV-10 after ARO, of our proved oil and natural gas reserves shown above represent a current market value of our estimated oil and natural gas reserves.

The reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves is as follows (in millions):

December 31, 2019
Present value of estimated future net revenues (PV-10)	$1,302.5
Present value of estimated ARO, discounted at 10%	(184.9)
PV-10 after ARO	1,117.6
Future income taxes, discounted at 10%	(130.7)
Standardized measure of discounted future net cash flows	$986.9

Changes in Proved Reserves

Our total proved reserves at December 31, 2019 were 157.4 MMBoe compared to 84.0 MMBoe at December 31, 2018, representing an overall increase of 73.4 MMBoe.  Increases from acquisitions were 90.1 MMBoe, primarily from the Mobile Bay Properties; extensions and discoveries were 1.1 MMBoe; and positive technical revisions (including increased well performance) were 7.0 MMBoe.  Partially offsetting these increases were decreases due to lower commodity prices of 10.0 MMBoe and production of 14.8 MMBoe.  See Development of Proved Undeveloped Reserves below for a table reconciling the change in proved undeveloped reserves during 2019.  See Financial Statements and Supplementary Data– Note 20 – Supplemental Oil and Gas Disclosures under Part II, Item 8 in this Form 10-K for additional information.

Our estimates of proved reserves, PV-10 and the standardized measure as of December 31, 2019 are calculated based upon SEC mandated 2019 unweighted average first-day-of-the-month crude oil and natural gas benchmark prices, and adjusting for quality, transportation fees, energy content and regional price differentials, which may or may not represent current prices.  If prices fall below the 2019 levels, absent significant proved reserve additions, this may reduce future estimated proved reserve volumes due to lower economic limits and economic return thresholds for undeveloped reserves, as well as impact our results of operations, cash flows, quarterly full cost impairment ceiling tests and volume-dependent depletion cost calculations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for additional information.

Qualifications of Technical Persons and Internal Controls over Reserves Estimation Process

Our estimated proved reserve information as of December 31, 2019 included in this Form 10-K was prepared by our independent petroleum consultants, NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  The scope and results of their procedures are summarized in a letter included as an exhibit to this Form 10-K.  The primary technical person at NSAI responsible for overseeing the preparation of the reserves estimates presented herein has been practicing consulting petroleum engineering at NSAI since 2013 and has over 14 years of prior industry experience.  NSAI has informed us that he meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.

We maintain an internal staff of reservoir engineers and geoscience professionals who work closely with our independent petroleum consultant to ensure the integrity, accuracy and timeliness of the data, methods and assumptions used in the preparation of the reserves estimates.  Additionally, our senior management reviews any significant changes to our proved reserves on a quarterly basis.  Our Director of Reservoir Engineering has over 30 years of oil and gas industry experience and has managed the preparation of public company reserve estimates the last 16 years.  He joined the Company in 2016 after spending the preceding 12 years as Director of Corporate Engineering for Freeport-McMoRan Oil & Gas.  He has also served in various engineering and strategic planning roles with both Kerr-McGee and with Conoco, Inc.  He earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1989 and a Master’s degree in Business Administration from the University of Houston in 1999.

Reserve Technologies

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.  The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate.  To achieve reasonable certainty, our independent petroleum consultant employed technologies that have been demonstrated to yield results with consistency and repeatability.  The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests.  The accuracy of the estimates of our reserves is a function of:

●	the quality and quantity of available data and the engineering and geological interpretation of that data;

●	estimates regarding the amount and timing of future operating costs, severance taxes, development costs and workovers, all of which may vary considerably from actual results;

●	the accuracy of various mandated economic assumptions such as the future prices of crude oil, NGLs and natural gas; and

●	the judgment of the persons preparing the estimates.

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

Development of Proved Undeveloped Reserves

Our PUDs were estimated by NSAI, our independent petroleum consultant.  Future development costs associated with our PUDs at December 31, 2019 were estimated at $242.0 million.

The following table presents changes in our PUDs (in MMBoe):

	December 31,
	2019	2018	2017
Proved undeveloped reserves, beginning of year	17.0	12.0	9.3

Transfers to proved developed reserves	(0.5)	(5.0)	(2.3)
Revisions of previous estimates	7.1	11.3	—
Extensions and discoveries	—	—	5.0
Purchase of minerals in place	—	2.2	—
Sales of minerals in place	—	(3.5)	—
Proved undeveloped reserves, end of year	23.6	17.0	12.0

The following table presents our estimates as to the timing of converting our PUDs to proved developed reserves:

Year Scheduled for Development	Number of PUD Locations	Percentage of PUD Reserves Scheduled to be Developed
2020	3	12%
2021	5	32%
2022	4	56%
Total	12	100%

Activity related to PUDs in 2019:

●	Successfully drilled and converted two locations and 0.5 MMBoe from PUD to proved developed with total capital expenditures of $27.1 million during 2019.

●	Net PUD revisions of 7.1 MMBoe were primarily at our Ship Shoal 028 and our Mahogany fields.

Activity related to PUDs in 2018:

●	Successfully drilled and converted three locations and 5.0 MMBoe from PUD to proved developed with total capital expenditures of $24.5 million during 2018.

●	Added eight PUD locations and 11.3 MMBoe primarily at our Ship Shoal 028 and our Mahogany fields.

●

Conveyance of a portion of the working interest in properties which included 3.5 MMBoe of PUDs to the Joint Venture Drilling Program, as described in more detail in Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part II, Item 8 in this Form 10-K.

We believe that we will be able to develop all but 2.5 MMBoe (approximately 11%) of the total 23.6 MMBoe classified as PUDs at December 31, 2019, within five years from the date such PUDs were initially recorded.  The lone exceptions are at the Mississippi Canyon 243 field ("Matterhorn") and Viosca Knoll 823 ("Virgo") deepwater fields where future development drilling has been planned as sidetracks of existing wellbores due to conductor slot limitations and rig availability.  Two sidetrack PUD locations, one each at Matterhorn and Virgo, will be delayed until an existing well is depleted and available to sidetrack.  We also plan to recomplete and convert an existing producer at Matterhorn to water injection for improved recovery following depletion of existing well.  Based on the latest reserve report, these PUD locations are expected to be developed in 2021 and 2022.

Acreage

The following table summarizes our leasehold at December 31, 2019. Deepwater refers to acreage in over 500 feet of water:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Shelf	455,944	319,495	137,557	119,487	593,501	438,982
Deepwater	159,209	58,899	61,971	49,683	221,180	108,582
Total	615,153	378,394	199,528	169,170	814,681	547,564

Approximately 69% of our net acreage is held by production. We have the right to propose future exploration and development projects on the majority of our acreage.

Regarding the undeveloped leasehold, 1,152 net acres (1%) of the total 169,170 net undeveloped acres could expire in 2020; 5,760 net acres (3%) could expire in 2021; 7,210 net acres (4%) could expire in 2022; 66,936 net acres (40%) could expire in 2023; and 88,112 net acres (52%) could expire in 2024 and beyond.  In making decisions regarding drilling and operations activity for 2020 and beyond, we give consideration to undeveloped leasehold that may expire in the near term in order that we might retain the opportunity to extend such acreage.

Our net acreage increased 153,120 net acres (39%) from December 31, 2018 due to acquisitions and lease purchases, partially offset by sales, lease expirations and relinquishments.

Production

For the years 2019, 2018 and 2017, our net daily production averaged 40,634 Boe, 36,510 Boe and 39,921 Boe, respectively.  Production increased in 2019 from 2018 primarily due to the acquisition of the Mobile Bay Properties, increases at Mahogany from drilling and workovers, and wells coming online at other fields, partially offset by natural production declines.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations under Part II, Item 7 in this Form 10-K for additional information.

The following presents historical information about our produced oil, NGLs and natural gas volumes from all of our producing fields over the past three years:

	Year Ended December 31,
	2019	2018	2017
Net Sales:
Oil (MBbls)	6,675	6,687	7,064
NGLs (MBbls)	1,271	1,307	1,382
Oil and NGLs (MBbls)	7,946	7,994	8,446
Natural gas (MMcf)	41,310	31,991	36,754
Total oil equivalent (MBoe)	14,831	13,326	14,571
Total natural gas equivalents (MMcfe)	88,987	79,956	87,428

Volume measurements:
MBbls – thousand barrels for crude oil, condensate or NGLs	MMcf – million cubic feet
MBoe – thousand barrels of oil equivalent	MMcfe – million cubic feet equivalent

See Selected Financial Data – Historical Reserve and Operating Information under Part II, Item 6 in this Form 10-K for additional historical operating data, including average realized sale prices and production costs.

Productive Wells

The following presents our ownership interest at December 31, 2019 in our productive oil and natural gas wells. A net well represents our fractional working interest of a gross well in which we own less than all of the working interest:

Offshore Wells	Oil Wells (1)		Gas Wells (2)		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Operated	96	82.3	81	68.2	177	150.5
Non-operated	37	8.3	26	8.7	63	17.0
Total offshore wells	133	90.6	107	76.9	240	167.5

(1)	Includes seven gross (6.0 net) oil wells with multiple completions.

(2)	Includes three gross (2.5 net) gas wells with multiple completions.

Drilling Activity

The table below is based on the SEC’s criteria of completion or abandonment to determine wells drilled.

Development and Exploration Drilling

The following table summarizes our development and exploration offshore wells completed over the past three years:

	Year Ended December 31,
	2019	2018	2017
Development Wells Completed:
Gross wells	3.0	3.0	3.0
Net wells	1.6	1.5	3.0

Exploration Wells Completed:
Gross wells	3.0	3.0	1.0
Net wells	0.8	1.3	0.8

 Our success rates related to our development and exploration wells drilled was 100% in both 2019 and 2018, with all wells drilled being productive and none were non-commercial (dry holes).  In 2017, we drilled one sub-sea well which had not been completed as of the filing date of this Form 10-K as we are evaluating various options on this well.  As such, we have not reflected the well in the table above.  Of the remaining wells in our 2017 drilling program, 80% of the wells drilled were productive and we had one exploration well drilled during 2017 that was deemed to be non-commercial and therefore not completed, of which we had a 39% working interest.

Recent Drilling Activity

During 2019, the following wells were completed: the Virgo A-13 exploration well; the South Timbalier 320 A-3 development well; the Mississippi Canyon 800 ("Gladden") SS002 exploration well; the Ship Shoal 028 041 development well; the East Cameron 321 B-8 ST1 development well; and the Mahogany A-6 ST1 development well.  All of these wells are in the Joint Venture Drilling Program except for the Mahogany A-6 ST1 well.   During the first two months of 2020, there was one well in the process of drilling, which is in the Joint Venture Drilling Program.

Capital Expenditures

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures under Part II, Item 7 in this Form 10-K for capital expenditure information.

Item 3. Legal Proceedings

Apache Lawsuit.  On December 15, 2014, Apache filed a lawsuit against the Company, Apache Deepwater, L.L.C. vs. W&T Offshore, Inc., alleging that W&T breached the joint operating agreement related to, among other things, the abandonment of three deepwater wells in the Mississippi Canyon area of the Gulf of Mexico.  A trial court judgment was rendered from the U.S. District Court for the Southern District of Texas on May 31, 2017 directing the Company to pay Apache $49.5 million including prejudgment interest, attorney's fees and costs.  We unsuccessfully appealed that judgment through a process ending with the denial of a writ of certiorari to the United States Supreme Court.  A deposit of $49.5 million we made in June of 2017 with the registry of the court was distributed during 2019 pursuant to an agreement with Apache.

Appeal with ONRR.  In 2009, we recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through our subsea pipeline systems.  In 2010, the ONRR audited our calculations and support related to this usage fee, and in 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken.  We recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, we disagree with the position taken by the ONRR.  We filed an appeal with the ONRR, which was denied in May 2014.  On June 17, 2014, we filed an appeal with the Interior Board of Land Appeals (“IBLA”) under the DOI.  On January 27, 2017, the IBLA affirmed the decision of the ONRR requiring W&T to pay approximately $4.7 million in additional royalties. We filed a motion for reconsideration of the IBLA decision on March 27, 2017.  Based on a statutory deadline, we filed an appeal of the IBLA decision on July 25, 2017 in the U.S. District Court for the Eastern District of Louisiana.  We were required to post a bond in the amount of $7.2 million and cash collateral of $6.9 million in order to appeal the IBLA decision.  On December 4, 2018, the IBLA denied our motion for reconsideration.  On February 4, 2019, we filed our first amended complaint, and the government has filed its Answer in the Administrative Record.  On July 9, 2019, we filed an Objection to the Administrative Record and Motion to Supplement the Administrative Record, asking the court to order the government to file a complete privilege log with the record.  Following a hearing on July 31, 2019, the Court ordered the government to file a complete privilege log.  In an Order dated December 18, 2019, the court ordered the government to produce certain contracts subject to a protective order and to produce the remaining documents in dispute to the court for in camera review.  We are waiting for the results of that review.  Once the issues concerning the administrative record are resolved, the parties will file cross-motions for summary judgment.  In January 2020, the cash collateral in the amount of $6.9 million securing the appeal bond in this matter was released to us.

Royalties-In-Kind (“RIK”).   Under a program of the Minerals Management Service (“MMS”) (a DOI agency and predecessor to the ONRR), royalties must be paid “in-kind” rather than in value from federal leases in the program.  The MMS added to the RIK program our lease at the East Cameron 373 field beginning in November 2001, where in some months we over delivered volumes of natural gas and under delivered volumes of natural gas in other months for royalties owed.  The MMS elected to terminate receiving royalties in-kind in October 2008, causing the imbalance to become fixed for accounting purposes.  The MMS ordered us to pay an amount based on its interpretation of the program and its calculations of amounts owed.  We disagreed with MMS’s interpretations and calculations and filed an appeal with the IBLA, of which the IBLA ruled in MMS’ favor.  We filed an appeal with the District Court of the Western District of Louisiana, who assigned the case to a magistrate to review and issue a ruling, and the District Court upheld the magistrate’s ruling on May 29, 2018.  We filed an appeal on July 24, 2018.  Part of the ruling was in favor of our position and part was in favor of MMS’ position.  We appealed the ruling to the U.S. Fifth Circuit Court of Appeals and the government filed a cross-appeal.  The Fifth Circuit issued its ruling on December 23, 2019, holding that, while the DOI has statutory authority to switch the method of royalty payment from volumes ("in-kind") to cash ("in value"), the "cashout" methodology that the DOI ordered W&T to implement was unenforceable because that methodology was a "substantive rule" that the DOI adopted in violation of the Administrative Procedure Act.  In addition, the Fifth Circuit held that the DOI's claim was unlawfully inflated because DOI improperly failed to give W&T credit for all royalty volumes delivered. The Fifth Circuit remanded the case to the district court to implement the court's decision on appeal.  Based on the combination of (i) the DOI's concessions concerning the scope of W&T's liability (e.g., that W&T is only liable for its working interest share of the royalty volumes at issue), and (ii) the Fifth Circuit's ruling, we estimate that the value of the DOI's claim against W&T is no greater than $0.25 million.

Monetary Sanctions by Government Authorities (Notices of Proposed Civil Penalty Assessment).  During 2019 and 2018, we did not pay any civil penalties to the BSEE related to Incidents of Noncompliance (“INCs”) at various offshore locations.  We currently have nine open civil penalties issued by the BSEE from INCs, which have not been settled as of the filing date of this Form 10-K.  The INCs underlying these open civil penalties cite alleged non-compliance with various safety-related requirements and procedures occurring at separate offshore locations on various dates ranging from July 2012 to January 2018.  The proposed civil penalties for these INCs total $7.7 million.  As of December 31, 2019 and December 31, 2018, we have accrued approximately $3.5 million, which is our estimate of the final settlements once all appeals have been exhausted.  We believe the proposed civil penalties are excessive given the specific facts and circumstances related to these INCs.

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

Executive Officers of the Registrant

The following table lists our executive officers:

Name	Age (1)	Position
Tracy W. Krohn	65	Chairman, Chief Executive Officer and President
Janet Yang	39	Executive Vice President and Chief Financial Officer
William J. Williford	47	Executive Vice President and General Manager of Gulf of Mexico
Stephen L. Schroeder	57	Senior Vice President and Chief Technical Officer
Shahid A. Ghauri	51	Vice President, General Counsel and Corporate Secretary

(1)     Ages as of February 23, 2020

Tracy W. Krohn has served as our Chief Executive Officer since he founded the Company in 1983, President from 1983 until 2008 and again starting in March 2017, Chairman of the Board since 2004 and Treasurer from 1997 until 2006.  During 1996 to 1997, Mr. Krohn was Chairman and Chief Executive Officer of Aviara Energy Corporation.  He began his career as a petroleum engineer and offshore drilling supervisor with Mobil Oil Corporation and then as Senior Engineer with Taylor Energy Company.  Mr. Krohn serves on the board of directors for the American Petroleum Institute. He also serves on the board of directors of a privately owned company.

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

Our management team's interests are highly aligned with those of our shareholders through our 34% stake in the Company's equity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and principally traded on the NYSE under the symbol “WTI.” As of March 2, 2020, there were 178 registered holders of our common stock.

Dividends

During 2019 and 2018, no dividends were paid as dividend payments have been suspended.  Our Board of Directors decides the timing and amounts of any dividends for the Company.  Dividends are subject to periodic review of the Company’s performance, which includes the current economic environment and applicable debt agreement restrictions.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources under Part II, Item 7 and Financial Statements and Supplementary Data – Note 2 – Long-Term Debt under Part II, Item 8 in this Form 10-K for more information regarding covenants related to dividends in our debt agreements.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and not filed, and is not incorporated by reference into any document that incorporates this Form 10-K by reference.

WTI vs. S&P 500 / Peer Averages
$200
$150
$100
$50
$0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
W&T Offshore
S&P 500
Prior Peer Group
New Peer Group

Our peer group was revised in 2019 ("New Peer Group") to be in alignment with the peer group used for executive compensation analysis and the prior peer group was reduced through mergers and acquisitions to only four companies.  The New Peer Group is comprised of: Abraxas Petroleum Corporation; Bonanza Creek Energy Inc.; Comstock Resources, Inc.; Earthstone Energy Inc.; Gran Tierra Energy Inc.; Gulfport Energy Corporation; Highpoint Resources Corporation; Kosmos Energy Ltd.; Laredo Petroleum, Inc.; Northern Oil and Gas, Inc.; and Ring Energy, Inc.  Companies used in the most recent executive compensation analysis but were excluded due to not having a five year trading history were Talos Energy, Inc. and Extraction Oil and Gas, Inc.  The prior peer group ("Prior Peer Group") was comprised of: Apache Corporation; Cabot Oil & Gas Corp.; Comstock Resources, Inc.; and SM Energy Co.  Excluded from the prior peer group in the above graph was Newfield Exploration Co., as their stock was not traded during all of 2019 due to being acquired by Encana Corporation.

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

Issuer Purchases of Equity Securities

For the year 2019, we did not purchase any of our equity securities.

The following table sets forth information about restricted stock units (“RSUs”) during the quarter ended December 31, 2019:

Period	Total Number of Restricted Stock Units Delivered	Average Price per Restricted Stock Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019	N/A	N/A	N/A	N/A
November 1, 2019 – November 30, 2019	N/A	N/A	N/A	N/A
December 1, 2019 – December 31, 2019 (1)	496,824	$4.72	N/A	N/A

(1)	RSUs delivered by employees during December 2019 to satisfy tax withholding obligations on the vesting of RSU.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2019 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION

The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 and with Financial Statements and Supplementary Data under Part II, Item 8 in this Form 10-K:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Statement of Operations Information:
Revenues:
Oil	$399,790	$438,798	$340,010	$268,950	$349,191
NGLs	22,373	37,127	32,257	26,429	27,665
Natural gas	106,347	99,629	108,923	100,405	123,435
Other	6,386	5,152	5,906	4,202	6,974
Total revenues	534,896	580,706	487,096	399,986	507,265
Operating costs and expenses:
Lease operating expenses	184,281	153,262	143,738	152,399	192,765
Production taxes	2,524	1,832	1,740	1,889	3,002
Gathering and transportation	25,950	22,382	20,441	22,928	17,157
Depreciation, depletion and amortization	129,038	131,423	138,510	194,038	373,368
Asset retirement obligations accretion	19,460	18,431	17,172	17,571	20,703
Ceiling test write-down of oil and natural gas properties	—	—	—	279,063	987,238
General and administrative expenses	55,107	60,147	59,744	59,740	73,110
Derivative loss (gain)	59,887	(53,798)	(4,199)	2,926	(14,375)
Total costs and expenses	476,247	333,679	377,146	730,554	1,652,968
Operating income (loss)	58,649	247,027	109,950	(330,568)	(1,145,703)

Interest expense, net	59,569	48,645	45,521	84,382	97,205
Gain on debt transactions	—	47,109	7,811	123,923	—
Other expense (income), net	188	(3,871)	5,127	1,369	4,794
(Loss) income before income tax (benefit) expense	(1,108)	249,362	67,113	(292,396)	(1,247,702)
Income tax (benefit) expense	(75,194)	535	(12,569)	(43,376)	(202,984)
Net income (loss)	$74,086	$248,827	$79,682	$(249,020)	$(1,044,718)
Basic and diluted earnings (loss) per common share	$0.52	$1.72	$0.56	$(2.60)	$(13.76)

SELECTED HISTORICAL FINANCIAL INFORMATION

(continued)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Cash Flow Information:
Net cash provided by (used in) operating activities	$232,227	$321,763	$159,408	$14,180	$133,228
Net cash (used in) provided by investing activities	(313,814)	(66,385)	(107,107)	(82,396)	86,075
Net cash provided by (used in) financing activities	80,727	(321,143)	(23,479)	53,038	(157,555)

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Information:
Cash and cash equivalents	$32,433	$33,293	$99,058	$70,236	$85,414
Oil and natural gas properties and other, net (1)	748,798	515,421	579,016	547,053	990,049
Total assets (1)	1,003,719	848,866	907,580	829,726	1,208,022
Long-term debt (including current portion)	719,533	633,535	992,052	1,020,727	1,196,855
Shareholders' deficit (1)	(249,365)	(324,796)	(573,508)	(659,037)	(526,491)

(1)	Ceiling test write-downs of $279.1 million and $987.2 million were recorded in 2016 and 2015, respectively.

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

	December 31,
	2019	2018	2017	2016	2015
Reserve Data: (1)
Estimated net proved reserves
Oil (MMBbls)	37.8	39.1	34.4	32.9	35.5
NGLs (MMBbls)	24.5	9.8	7.8	8.2	6.6
Natural Gas (Bcf)	571.1	210.5	192.2	197.8	205.4
Total barrel equivalents (MMBoe)	157.4	84.0	74.2	74.0	76.4
Total natural gas equivalents (Bcfe)	944.5	504.1	445.3	444.0	458.1
Proved developed producing (MMBoe)	122.3	53.9	54.5	47.3	57.6
Proved developed non-producing (MMBoe)	11.5	13.1	7.7	17.4	11.4
Total proved developed (MMBoe)	133.8	67.0	62.2	64.7	69.0
Proved undeveloped (MMBoe)	23.6	17.0	12.0	9.3	7.4
Proved developed reserves as %	85.0%	79.8%	83.8%	87.4%	90.3%
Reserve additions (reductions) (MMBoe):
Revisions (2)	(3.0)	21.1	9.6	13.0	(12.7)
Extensions and discoveries	1.1	2.1	5.2	—	4.1
Purchases of minerals in place	90.1	3.4	—	—	1.0
Sales of minerals in place (3)	—	(3.5)	—	—	(19.0)
Production	(14.8)	(13.3)	(14.6)	(15.4)	(17.0)
Net reserve additions (reductions)	73.4	9.8	0.2	(2.4)	(43.6)

(1)

The conversions to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding). The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

(2)

Revisions include changes due to price estimated for reserves held at year-end for each year presented.  Revisions in 2019 include estimated price revisions for all proved reserves and incorporate the impact of price change of the purchase of minerals in place from the date of purchase to December 31, 2019.  Revisions in 2015 also include revisions related to the Yellow Rose field up to the date of the sale.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating: (1)
Net sales:
Oil (MBbls)	6,675	6,687	7,064	7,201	7,751
NGLs (MBbls)	1,271	1,307	1,382	1,542	1,604
Oil and NGLs (MBbls)	7,946	7,994	8,446	8,743	9,355
Natural gas (MMcf)	41,310	31,991	36,754	39,731	46,163
Total oil equivalent (MBoe)	14,831	13,326	14,571	15,365	17,049
Total natural gas equivalents (MMcfe)	88,987	79,956	87,428	92,188	102,294
Average daily equivalent sales (Boe/day)	40,634	36,510	39,921	41,980	46,709
Average daily equivalent sales (Mcfe/day)	243,801	219,057	239,528	251,879	280,256
Average realized sales prices:
Oil ($/Bbl)	$59.89	$65.62	$48.13	$37.35	$45.05
NGLs ($/Bbl)	17.60	28.40	23.35	17.14	17.25
Oil and NGLs ($/Bbl)	53.13	59.53	44.08	33.79	40.28
Natural gas ($/Mcf)	2.57	3.11	2.96	2.53	2.67
Oil equivalent ($/Boe)	35.63	43.19	33.02	25.76	29.34
Natural gas equivalent ($/Mcfe)	5.94	7.20	5.50	4.29	4.89
Average per Boe ($/Boe):
Lease operating expenses	$12.43	$11.50	$9.86	$9.92	$11.31
Gathering and transportation	1.75	1.68	1.40	1.49	1.01
Production costs	14.18	13.18	11.26	11.41	12.32
Production taxes	0.17	0.14	0.12	0.12	0.17
DD&A (2)	10.01	11.24	10.68	13.77	23.11
General and administrative expenses	3.72	4.51	4.10	3.89	4.29
	$28.08	$29.07	$26.16	$29.19	$39.89
Average per Mcfe ($/Mcfe):
Lease operating expenses	$2.07	$1.92	$1.64	$1.65	$1.88
Gathering and transportation	0.29	0.28	0.23	0.25	0.17
Production costs	2.36	2.20	1.87	1.90	2.05
Production taxes	0.03	0.02	0.02	0.02	0.03
DD&A (2)	1.67	1.87	1.78	2.30	3.85
General and administrative expenses	0.62	0.75	0.68	0.65	0.71
	$4.68	$4.84	$4.35	$4.87	$6.64

Wells drilled (gross) (3)	6	6	5	1	5

Productive wells drilled (gross) (3)	6	6	4	1	5

(1)

The conversions to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding). The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

(2)	DD&A - depreciation, depletion, amortization and accretion

(3)	Wells drilled in the above table are all offshore wells. Onshore wells drilled in 2015 are omitted as the Company divested its interest in onshore wells.

Volume measurements:
Bbl – barrel	MBbls – thousand barrels	Boe – barrel of oil equivalent
MBoe – thousand barrels of oil equivalent	Mcf – thousand cubic feet	MMcf – million cubic feet
Mcfe – thousand cubic feet equivalent	MMcfe – million cubic feet equivalent

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

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico.  We have grown through acquisitions, exploration and development and currently hold working interests in 51 offshore producing fields in federal and state waters.  We currently have under lease approximately 815,000 gross acres (550,000 net acres) spanning across the OCS off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 595,000 gross acres on the conventional shelf and approximately 220,000 gross acres in the deepwater.  A majority of our daily production is derived from wells we operate.  We currently own interests in 146 offshore structures, 104 of which are located in fields that we operate.  We currently own interest in 240 productive wells, 177 of which we operate.  Our interest in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiary, W & T Energy VI, LLC, a Delaware limited liability company and through our proportionately consolidated interest in Monza, as described in more detail in Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part II, Item 8 in this Form 10-K.

In recent years, we have operated or participated in wells near the outer edge of the OCS and in the deepwater of the Gulf of Mexico.  To the extent we expand our deepwater operations, our operating and ARO costs may increase, especially as we find and produce more crude oil rather than natural gas.  Our offshore operations are exposed to potential damage from hurricanes and we normally obtain insurance to reduce, but not totally mitigate, our financial exposure risk.  See Liquidity and Capital Resources – Insurance Coverage under this Item 7 in this Form 10-K for additional information.  We are subject to a number of regulations from federal and state governmental entities, which are described under Part,I, Item 1, Regulations in this Form 10-K.  Our Company and others like us, are exposed to a number of risks by operating in the oil and gas industry in the Gulf of Mexico, which are described in Item 1A, Risk Factors, in this Form 10-K.

In managing our business, we are focused on optimizing production and increasing reserves in a profitable and prudent manner, while managing cash flows to meet our obligations and investment needs.  Our cash flows are materially impacted by the prices of commodities we produce (crude oil and natural gas, and the NGLs extracted from the natural gas).  In addition, the prices of goods and services used in our business can vary and impact our cash flows.  During 2019, average realized commodity prices decreased from those we experienced during 2018 but were higher from those we experienced during 2017.  Our margins in 2019 decreased from 2018 primarily due to lower average realized commodity prices.  We measure margins using Adjusted EBITDA as a percent of revenue, which is a not a financial measurement under GAAP.  We have historically increased our reserves and production through acquisitions, our drilling programs, and other projects that optimize production on existing wells.  Our production increased 11.3% in 2019 from the prior year and we added 73.4 MMBoe of proved reserves in 2019, almost doubling our proved reserves and replacing our production by six times.  The 87% net increase in proved reserves year-over-year is primarily due to our acquisition of the Mobile Bay Properties (discussed below), as well as successful drilling, favorable technical revisions driven by improved well performance, recompletion, and workover efforts.  Partially offsetting these increases were decreases in proved reserves from lower commodity prices and production.  During 2019, we drilled and completed six additional wells which all began producing during 2019.

In August 2019, we acquired the Mobile Bay Properties with the purchase of Exxon's interests in and operatorship of oil and gas producing properties in the eastern region of the Gulf of Mexico offshore Alabama and related onshore and offshore facilities and pipelines.  After taking into account customary closing adjustments and an effective date of January 1, 2019, cash consideration was $169.8 million, of which substantially all was paid by us at closing.  We also assumed the related ARO and certain other obligations associated with these assets.  The acquisition was funded from cash on hand and borrowings of $150.0 million under the Credit Agreement, which were previously undrawn.  As of December 31, 2019, the Mobile Bay Properties had approximately 76.6 MMBoe of net proved reserves, of which 99% were proved developed producing reserves consisting primarily of natural gas and NGLs with 20% of the proved net reserves from liquids on a MMBoe basis, based on SEC pricing methodology.  For the fourth quarter of 2019, the average production of the Mobile Bay Properties was approximately 18,500 net Boe per day.  The properties include working interests in nine Gulf of Mexico offshore producing fields and an onshore treatment facility that are adjacent to existing properties owned and operated by us.  With this purchase, we became the largest operator in the area.

During 2019, the percentage of our production from our fields on the conventional shelf increased to 73% in 2019 from 59% in 2018 of our total production (measured on an MMBoe basis) primarily due to acquisition of the Mobile Bay Properties and increases in production at the Mahogany field.  In the fourth quarter of 2019, which included the Mobile Bay Properties' production for the entire quarter, the percentage of our production from our fields on the conventional shelf increased to 79% measured on an MMBoe basis.  The Mobile Bay Properties accounted for 35% of our production measured on an MMBoe basis in the fourth quarter of 2019.

Based on a reserve report prepared by NSAI, our independent petroleum consultants, our total proved reserves at December 31, 2019 were 157.4 MMBoe compared to 84.0 MMBoe as of December 31, 2018.  Approximately 78% of our proved reserves as of December 31, 2019 were classified as proved developed producing, 7% as proved developed non-producing and 15% as proved undeveloped. Classified by product, our proved reserves at December 31, 2019 were 24% crude oil, 16% NGLs and 60% natural gas.  These percentages and other energy-equivalent measurements stated in this Form 10-K were determined using the industry standard energy-equivalent ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs.  This energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for crude oil, NGLs and natural gas may differ significantly.  Our total proved reserves had an estimated PV-10 of $1,302.5 million before consideration of cash outflows related to ARO.  Our PV-10 after considering future cash outflows related to ARO was $1,117.6 million, and our standardized measure of discounted future cash flows was $986.9 million as of December 31, 2019.  Neither PV-10 nor PV-10 after ARO is a financial measure defined under GAAP.  For additional information about our proved reserves and a reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows, see Properties – Proved Reserves under Part I, Item 2 in this Form 10-K.

To provide additional financial flexibility, we created the Joint Venture Drilling Program with private investors during 2018 and completed nine drilling projects by the end of 2019.  The Joint Venture Drilling Program enables W&T to receive returns on its investment on a promoted basis and enables private investors to participate in certain drilling projects.  It also allows more projects to be taken on with our capital expenditures budget, thereby helping us reduce our level of concentration risk via diversification.  In the Joint Venture Drilling Program, five wells came on line during 2019 and four wells came on line during 2018.  For the first half of 2020, two wells are scheduled to be drilled and, assuming success, the wells are expected to start producing in late 2020 or early 2021.  See Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part II, Item 8 in this Form 10-K for additional information on the Joint Venture Drilling Program.

In October 2018, we entered into a series of transactions to effect a refinancing of substantially all of our outstanding indebtedness. At that time, we issued $625.0 million of Senior Second Lien Notes, which were issued at par with an interest rate of 9.75% per annum that matures on November 1, 2023.  Concurrently, we renewed our credit facility by entering into the Credit Agreement, which matures on October 18, 2022 and increased the borrowing base from $150.0 million to $250.0 million. The borrowing base is subject to scheduled semi-annual redeterminations to occur around May 15 and November 14 each calendar year, and certain additional redeterminations that may be requested at the discretion of either the lenders or the Company.  The borrowing base remained at $250.0 million as of December 31, 2019 following the latest redetermination.  See Financial Statements and Supplementary Data – Note 2 – Long-Term Debt under Part II, Item 8 in this Form 10-K for a full description of the transaction and the new debt instruments.

As of December 31, 2019, we had $32.4 million of available cash and $139.2 million available under our Credit Agreement, which currently has a borrowing base of $250.0 million.  See the Liquidity and Capital Resources section of this Item 7, and Financial Statements and Supplementary Data – Note 2 – Long-Term Debt under Part II, Item 8 in this Form 10-K for a description of our debt structure.

For 2019, cash used for investing activities related to acquisitions and capital expenditures were $313.8 million compared to $123.0 million in 2018 (excluding proceeds from sales), which increased primarily due to the acquisition of the Mobile Bay Properties.  For 2017, cash used for investing activities related to capital expenditures was $107.1 million, which had no significant acquisitions.  Our preliminary capital expenditure budget for 2020 has been established in the range of $50.0 million to $100.0 million, which includes our share of the Joint Venture Drilling Program, and excludes acquisitions.  We strive to maintain flexibility in our capital expenditure projects and if prices improve, we may increase our investments.  We have flexibility in our capital expenditure programs as we have no long-term rig commitments and our current commitments with partners are short term.  Some of our expenditures incurred during 2019 impacted our production for 2019, but most of the impact is expected to occur in 2020 and beyond.  In addition, we spent $11.4 million in 2019 and $28.6 million in 2018 for ARO and plan to spend in the range of $15.0 million to $25.0 million in 2020 for ARO.

Our financial condition, cash flow and results of operations are significantly affected by the volume of our oil, NGLs and natural gas production and the prices that we receive for such production.  Our production volumes for 2019 were comprised of approximately 45% oil and condensate, 9% NGLs and 46% natural gas, determined using the energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs.  The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices per Mcfe for crude oil, NGLs and natural gas may differ significantly.  For 2019, our combined total production of oil, NGLs and natural gas was 11.3% above 2018, primarily due to the acquisition of the Mobile Bay Properties and increases at our Mahogany field.

Our realized sales prices received for our crude oil, NGLs and natural gas production are affected by not only domestic production activities and political issues, but more importantly, international events, including both geopolitical and economic events.  During 2019, crude oil, NGLs and natural gas average realized prices were below 2018 realized prices, decreasing 8.7%, 38.0% and 17.4%, respectively.

Our operating costs in 2019 include the expense of operating our wells, platforms and other infrastructure primarily in the Gulf of Mexico.  These operating costs are comprised of several components, including direct or base lease operating costs, facility repairs and maintenance, workover costs, insurance premiums, and gathering and transportation costs.  During 2019, our lease operating expenses increased 20.2% compared to 2018 on an absolute basis.  The increase was primarily due to incurring operating costs associated with the Mobile Bay Properties acquisition and a full year of operating costs for the Heidelberg field acquisition consummated during 2018.  Our operating costs depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties.  Workover costs can vary significantly from year to year depending on the level of activity (either required or desired) and type of equipment used.  In those instances where a drilling rig is required as opposed to some other type of intervention vessel or equipment, the costs tend to be higher and require more time.

Selected issues and data points related to crude oil, NGLs and natural gas markets are described below.

As reported by the U.S. Energy Information Administration (“EIA”) in their Short-Term Energy Outlook issued in February 2020 (“STEO”), worldwide production of petroleum and other liquids was estimated to have no increase in 2019 over the prior year, which was lower than the year-over-year production growth experienced from the last two years of 3.1% for 2018 and 0.5% for 2017. The flat growth was due primarily to increases in the U.S. being offset by decreases at OPEC, who has recently announced production cuts.  Consumption for 2019 increased 0.7% over 2018 with China having the largest increase year-over-year.

EIA's forecasts for production, consumption, crude oil prices and natural gas prices for 2020 were revised downward in February 2020 from the forecast provided in January 2020 to reflect the effects of the coronavirus and the warmer-than-normal January temperatures across the northern hemisphere.  The EIA forecasts worldwide production of petroleum and other liquids year-over-year increases for 2020 and 2021 to be 1.3% and 1.0%, respectively.  The expected increase is due primarily to increases in production in the U.S. and partially offset by decreases for OPEC.  Consumption for 2020 and 2021 is estimated to increase year-over-year by 1.0% and 1.5%, respectively, with China accounting for the largest category increase.

According to EIA, U.S. crude oil production (excluding other petroleum liquids) increased 11.7% in 2019 over 2018, and is expected to increase year-over-year in 2020 and 2021 by 7.8% and 2.7%, respectively.  For the U.S., net imports of crude oil in the U.S. fell by 33.4% in 2019 compared to 2018 and are expected to increase by 1.0% in 2020 from 2019.  EIA estimates that the U.S. has exported more crude oil and petroleum products than it has imported since September 2019.

Geopolitical events could greatly affect the prices for crude oil, natural gas and other petroleum products. While these events are difficult to predict, countries like Venezuela, Nigeria, Libya, and many Middle East countries have had, and could continue to have, disruptions due to political and economic factors outside of production issues, with an example being the attacks on Saudi Arabia's oil infrastructure in September 2019.  Venezuela’s production in 2019 decreased and is expected to continue to fall.  Nigeria and Libya's production increased during 2019.

The two primary benchmarks for our average realized crude oil sales prices are the prices for WTI and Brent crude oil.  As reported by the EIA, WTI crude oil prices averaged $56.98 per barrel for 2019, down from $65.23 barrel for 2018 (12.6% decrease).  Brent crude oil prices averaged $64.28 per barrel for 2019, down from $71.34 per barrel for 2018 (9.9% decrease).  The EIA projects average crude oil prices for WTI to decrease approximately $1.00 per barrel in 2020 compared to 2019, and increase in 2021 by approximately $6.00 per barrel.  Brent prices are estimated to decrease approximately $3.00 per barrel in 2020 compared to 2019, and to increase approximately $6.00 per barrel in 2021  EIA did not revise their price forecasts for the year 2021 in their latest STEO.

For 2019, our average realized crude oil sales price was $59.89 per barrel.  Our average realized crude oil sales price differs from the WTI benchmark average crude price due primarily to premiums or discounts, crude oil quality adjustments, volume weighting (collectively referred to as differentials) and other factors. Crude oil quality adjustments can vary significantly by field.  For example, crude oil from our East Cameron 321 field normally receives a positive quality adjustment, whereas crude oil from our Mahogany field normally receives a negative quality adjustment.  All of our crude oil is produced offshore in the Gulf of Mexico and is characterized as Poseidon, Light Louisiana Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”) and others.  WTI is frequently used to value domestically produced crude oil, and the majority of our crude oil production is priced using the spot price for WTI as a base price, then adjusted for the type and quality of crude oil and other factors.  Similar to crude oil prices, the differentials for our offshore crude oil have also experienced volatility in the past.  The monthly average differentials of WTI versus Poseidon, LLS and HLS for 2019 improved on average by approximately $1.00 - $2.00 per barrel compared to 2018 for these types of crude oils with all three having positive differentials as measured on an index basis.

During 2019, our average realized NGLs sales price per barrel decreased by 38.0% compared to 2018.  Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel.  During 2019, average prices for domestic ethane decreased by 38% and average domestic propane prices decreased by 39% from 2018 as measured using a price index for Mount Belvieu.  The changes in the average price for other domestic NGLs components in 2019 ranged from a decrease of 19% to 36% year-over-year.   Per EIA, production of ethane increased 7% in 2019 compared to 2018 and is expected to increase year-over-year by 16% and 10% for 2020 and 2021, respectively.  Propane production increased 14% in 2019 compared to 2018 and is expected to increase year-over-year by 8% for 2020 and decrease 3% for 2021.  Ethane and propane inventories increased 13% and 30%, respectively as of December 31, 2019 compared to December 31, 2018.  Ethane usage is not impacted by weather, but primarily by demand from petrochemical plants.  Propane usage is affected by weather as it is used for house heating fuel in certain areas and for crop drying, along with other uses.  Heating degree days were approximately flat in 2019 compared to 2018.

During 2019, our average realized natural gas sales price decreased 17.4% compared to 2018.  According to data from EIA, spot prices for natural gas at Henry Hub (the primary U.S. price benchmark) were 18.7% lower in 2019 compared to 2018.  Natural gas prices are more affected by domestic issues (as compared to crude oil prices), such as weather (particularly extreme heat or cold), supply, local demand issues, other fuel competition (coal) and domestic economic conditions, and they have historically been subject to substantial fluctuation.  Natural gas inventories at the end of January 2020 were 9% above the five-year average for the previous five years.  EIA projects natural gas supply to be greater than consumption in 2020 and forecasts Henry Hub spot prices to drop by 14% year-over-year to $2.29 per Mcf.

EIA reports that electrical power generation sourced by natural gas consumption increased to 37% in 2019 compared to 35% in 2018 and forecasts this percentage to remain at this level in 2020 and 2021.  The percentage of electrical power generation sourced from coal fell in 2019 to 24% compared to 27% 2018 and is expected to decrease further in 2020 and 2021 to 22% and 21%, respectively. The percentage of electrical power sourced from renewable sources, such as hydropower and wind, increased to 17.4% in 2019 as compared to 17.1% in 2018 and is forecast to exceed 21% by 2021.

According to Baker Hughes, as of December 31, 2019, the number of working rigs drilling for oil and natural gas in the U.S. was lower than 2018 levels and reported 805 working rigs as of December 2019 compared to 1,083 working rigs as of December 2018.  The oil rig count at the end of December 2019 and December 2018 was 677 and 885, respectively.  The U.S. natural gas rig count at the end of December 2019 and December 2018 was 125 and 198, respectively.  In the Gulf of Mexico, the number of working rigs was 23 rigs (22 oil and one natural gas rig) at the end of December 2019 and 24 rigs (20 oil and four natural gas rigs) at the end of December 2018.

Business Strategy

Our goal is to pursue high rate of return projects and develop oil and natural gas resources that allow us to grow our production, reserves and cash flow in a capital efficient manner, thus enhancing the value of our assets. We intend to execute the following elements of our business strategy in order to achieve this goal:

●	Exploiting existing and acquired properties to add additional reserves and production;

●	Exploring for reserves on our extensive acreage holdings and in other areas of the Gulf of Mexico;

●	Acquiring reserves with substantial upside potential and additional leasehold acreage complementary to our existing acreage position at attractive prices; and

●

Continuing to manage our balance sheet in a prudent manner and continuing our track record of financial flexibility in any commodity price environment. Over time, we expect to de-lever through free cash flow generated by our producing asset base, capital discipline, organic growth and acquisitions.

Our focus is on making profitable investments while operating within cash flow, maintaining sufficient liquidity, cost reductions and fulfilling our contractual, legal and financial obligations.  We continue to closely monitor current and forecasted prices to assess if changes are needed to our plans.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues.  Total revenues decreased $45.8 million, or 7.9%, to $534.9 million in 2019 as compared to $580.7 million in 2018.  Oil revenues decreased $39.0 million, or 8.9%, NGLs revenues decreased $14.8 million, or 39.7%, natural gas revenues increased $6.7 million, or 6.7%, and other revenues increased $1.2 million.  The oil revenue decrease was attributable to an 8.7% per barrel decrease in the average realized sales price to $59.89 per barrel in 2019 from $65.62 per barrel in 2018 and a 0.2% decrease in sales volumes.  The NGLs revenue decrease was attributable to a 38.0% decrease in the average realized sales price to $17.60 per barrel in 2019 from $28.40 per barrel in 2018 and a decrease of 2.8% in sales volumes. The increase in natural gas revenue was attributable to a 29.1% increase in sales volumes, partially offset by a 17.4% decrease in the average realized natural gas sales price to $2.57 per Mcf in 2019 from $3.11 per Mcf in 2018.  Overall, prices decreased 17.5 % on a per Boe basis and production increased 11.3% on a per Boe per day basis.  The largest production increases for 2019 compared to 2018 were from our newly acquired interest in the Mobile Bay Properties and at Mahogany.  Partially offsetting were production decreases primarily due to natural production declines and production deferrals.  Production for 2019 was also negatively impacted by maintenance, well issues and pipeline outages that collectively resulted in deferred production of 2.1 MMBoe, compared to 1.6 MMBoe in 2018.

Revenues from oil and liquids as a percent of our total revenues were 78.9% for 2019 compared to 82.0% for 2018. NGLs average realized sales price as a percent of crude oil average realized price decreased to 29.4% for 2019 compared to 43.3% for 2018.

Lease operating expenses.  Lease operating expenses, which include base lease operating expenses, insurance premiums, workovers, and facilities maintenance expenses, increased $31.0 million, or 20.2%, to $184.3 million in 2019 compared to $153.3 million in 2018.  The acquisition of the Mobile Bay Properties accounted for approximately half of the lease operating expense increase.  On a per Boe basis, lease operating expenses increased to $12.43 per Boe during 2019 compared to $11.50 per Boe during 2018.  On a component basis, base lease operating expenses increased $17.6 million, insurance premiums increased $0.2 million, workover expenses increased $7.3 million and facilities maintenance expenses increased $5.9 million.  Base lease operating expenses increased primarily due to the addition of the Mobile Bay Properties, acquired in August 2019, and the Heidelberg field, acquired in April 2018.  The increase in workover expenses is primarily attributable to additional projects at our Mahogany and Gladden fields to increase production.  The increase in facilities maintenance expenses involved several projects with no one project representing the majority of the increase.

Production taxes.  Production taxes were $2.5 million, an increase of $0.7 million due to the acquisition of the Mobile Bay Properties. Most of our production is from federal waters where no production taxes are imposed. The Mobile Bay Properties and our Fairway field, both of which are in state waters, are subject to production taxes.

Gathering and transportation costs.  Gathering and transportation costs increased to $26.0 million, or 15.9%, in 2019 compared to $22.4 million in 2018 primarily related to the Mobile Bay Properties and the Heidelberg field.

Depreciation, depletion, amortization and accretion.  DD&A, which includes accretion for ARO, decreased to $10.01 per Boe in 2019 from $11.24 per Boe in 2018.  On a nominal basis, DD&A decreased to $148.5 million (0.9%) in 2019 from $149.9 million in 2018.  DD&A on a nominal basis decreased primarily due to a lower rate per Boe due to the year-over-year increase in proved reserves.  Other factors affecting the DD&A rate are capital expenditures and changes in future development costs on remaining reserves.

General and administrative expenses (“G&A”).  For 2019, G&A expenses were $55.1 million compared to $60.1 million in 2018.  We experienced reductions in expense primarily from higher overhead charged out (credits) on certain drilling projects; lower medical claims; lower incentive compensation expenses; and lower surety bond expenses, partially offset by increased contractor and professional services expenses.  G&A on a per BOE basis was $3.72 Boe for 2019 compared to $4.51 Boe for 2018.

Derivative loss (gain).  For 2019, a $59.9 million derivative loss was recorded for crude oil and natural gas derivative contracts.  We entered into derivative contracts for crude oil during the fourth quarter of 2019 for both certain crude oil and natural gas derivative contracts.  For 2018, a $53.8 million derivative gain was recorded for crude oil and natural gas derivative contracts.  The gain in 2018 and loss in 2019 are primary due to crude oil prices falling in the latter months of 2018 and subsequently increasing in 2019 relative to the year-end 2018 crude oil prices, which impacted future prices used to value the derivative contracts in 2018 and 2019, respectively.  See Financial Statements and Supplementary Data – Note 9 – Derivative Financial Instruments under Part II, Item 8 in this Form 10-K for additional information.

Interest expense, net.  Interest expense, net, was $59.6 million in 2019, increasing 22.5% from $48.6 million in 2018.  The increase was primarily attributable to the issuance of the Senior Second Lien Notes, execution of the Credit Agreement and extinguishment of the Company’s prior debt instruments (the “Refinancing Transaction”).  Prior to the Refinancing Transaction, $25.6 million of interest costs on certain debt instruments for the period of January 1, 2018 to October 18, 2018 was recorded against the carrying value adjustments established under Accounting Standard Codification Topic 470-60, Troubled Debt Restructuring (“ASC 470-60”).  After the Refinancing Transaction, all of our interest cost is reported as interest expense.  In addition, interest expense increased related to increased borrowings under the Credit Agreement in 2019 compared to 2018.  Partially offsetting the increase in interest expenses was an increase in interest income to $7.7 million in 2019 compared to $2.4 million in 2018, primarily due to interest income related to the income tax refunds, Apache and RIK matters, each matter containing an element of interest income.  See Financial Statements and Supplementary Data - Note 2 – Long-Term Debt under Part II, Item 8 in this Form 10-K for additional information on our debt.

Gain on exchange of debt.  During 2018, the Refinancing Transaction resulted in a gain of $47.1 million for 2018. See Financial Statements and Supplementary Data – Note 2 – Long-Term Debt under Part II, Item 8 in this Form 10-K for additional information.

Other (income) expense, net.  During 2019, other expense, net, was $0.2 million, compared to $3.9 million of other income, net, for 2018.  For 2019, the amount consists primarily of federal royalty obligation reductions claimed in the current year related to capital deductions from prior periods, and partially offset by expenses related to the amortization of the brokerage fee paid in connection with the Joint Venture Drilling Program.  For 2018, the amount consists primarily of credits related to the de-recognition of certain liabilities that had exceeded the statute of limitations, partially offset by expenses related to the amortization of the brokerage fee paid in connection with the Joint Venture Drilling Program.

Income tax benefit (expense).  Our income tax benefit for 2019 was $75.2 million and our income tax expense for 2018 was $0.5 million.  For 2019, our income tax benefit was primarily due to reversals of previously recorded valuation allowances and for the reversal of a liability related to an uncertain tax position that was effectively settled with the Internal Revenue Service (“IRS”) during the year.   For 2018, immaterial deferred tax expense was recorded due to dollar-for-dollar offsets by our valuation allowance.  Our annual effective tax rate for 2019 and 2018 was not meaningful and differs from the federal statutory rates of 21% primarily due to the valuation allowance adjustments recorded for our deferred tax assets in both periods.  During 2019, we recorded a net decrease to the valuation allowance of $63.3 million related to federal and state deferred tax assets and a reversal of an uncertain tax position resulting in a non-cash tax benefit of $11.5 million.  During 2018, we recorded a decrease to the valuation allowance of $53.8 million related to federal and state deferred tax assets.  A corresponding change for substantially an equivalent amount occurred in our deferred tax assets for 2018.  Deferred tax assets are recorded related to net operating losses (“NOL”) and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods.  The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or NOLs are deductible.  In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.

For 2020, we do not expect to make any significant income tax payments. See Financial Statements and Supplementary Data – Note 13 – Income Taxes under Part II, Item 8 in this Form 10-K for additional information.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Additionally, a prolonged period of weak commodity prices could have other potential negative impacts including:

●	recognizing ceiling test write-downs of the carrying value of our oil and gas properties;

●	reductions in our proved reserves and the estimated value thereof;

●	additional supplemental bonding and potential collateral requirements;

●	reductions in our borrowing base under the Credit Agreement; and

●	our ability to fund capital expenditures needed to replace produced reserves, which must be replaced on a long-term basis to provide cash to fund liquidity needs described above.

Joint Venture Drilling Program. To provide additional financial flexibility, we created the Joint Venture Drilling Program with private investors during 2018 and completed nine drilling projects by the end of 2019.  The Joint Venture Drilling Program enables W&T to receive returns on its investment on a promoted basis and enables private investors to participate in certain drilling projects.  It also allows more projects to be taken on with our capital expenditures budget and reduces our risk via diversification.  In the Joint Venture Drilling Program, five wells came on line during 2019 and four came on line during 2018.  For the first half of 2020, two wells are scheduled to be drilled and, if successful, are expected to start producing in late 2020 or early 2021. See Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part II, Item 8 in this Form 10-K for additional information on the Joint Venture Drilling Program.

Refinancing Transaction. In October 2018, we entered into a series of transactions to refinance substantially all of our outstanding indebtedness.  At that time, we issued $625.0 million of the Senior Second Lien Notes, which were issued at par with an interest rate of 9.75% per annum that matures on November 1, 2023.  Concurrently, we renewed our credit facility by entering into the Credit Agreement, which matures on October 18, 2022 and increased the borrowing base from $150.0 million to $250.0 million and it remained at this level as of December 31, 2019.  Funds from the Senior Second Lien Notes, cash on hand and borrowings under the Credit Agreement were used to repurchase and retire, repay or redeem all of our previously outstanding secured senior notes and secured term loans.  The Refinancing Transaction reduced our debt levels, extended the maturities for our fixed rate debt and provides extended liquidity under the Credit Agreement through October 2022.  See Financial Statements and Supplementary Data – Note 2 – Long-Term Debt under Part II, Item 8 in this Form 10-K for a full description of the transaction and the new debt instruments.

Credit Agreement. As of December 31, 2019, we had $105.0 million borrowings outstanding under the Credit Agreement and $5.8 million of letters of credit issued under the Credit Agreement.  During 2019, borrowings under the Credit Agreement ranged from zero to $150.0 million.  Availability under our Credit Agreement as of December 31, 2019 was $139.2 million.  Availability under our Credit Agreement is subject to a semi-annual redetermination of our borrowing base to occur around May 15th and November 14th each calendar year, and certain additional redeterminations that may be requested at the discretion of either the lenders or the Company.  Any redetermination by our lenders to change our borrowing base will result in a similar change in the availability under our Credit Agreement.  The borrowing base remained at $250.0 million as of December 31, 2019 following the latest redetermination.  The Credit Agreement is secured and is collateralized by substantially all of our oil and natural gas properties.  We currently have six lenders within the revolving bank credit facility, with commitments ranging from $25.0 million to $62.5 million for the current borrowing base.  While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, any lack of or delay in funding by members of our banking group could negatively impact our liquidity position.  The Credit Agreement contains financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the Credit Agreement.  We were in compliance with all applicable covenants of the Credit Agreement and the other debt instruments as of December 31, 2019.

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

Surety Bond Collateral.  Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes have requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and could impact our liquidity.  In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion.  We did not receive any such demands in 2019 or 2018.  The issuance of any additional surety bonds or other security to satisfy future BOEM orders, collateral requests from surety bond providers, and collateral requests from other third-parties may require the posting of cash collateral, which may be significant, and may require the creation of escrow accounts.

Cash Flows.  Net cash provided by operating activities for 2019 was $232.2 million, decreasing $89.5 million, or 27.8%, from 2018.  The change between periods is primarily due to lower realized prices for crude oil, NGLs and natural gas, changes in cash advances and working capital changes, partially offset by increased volumes, lower spending for ARO activities, derivatives and income tax refunds.  Our combined average realized sales price per Boe decreased 17.5% in 2019, which caused total revenues to decrease $74.3 million, partially offset by increases of 11.3% in overall production volumes which caused revenues to increase by $27.2 million.

Other items affecting operating cash flows for 2019 were: ARO settlements of $11.4 million, which decreased from $28.6 million in 2018; cash advances from joint venture partners decreased $15.3 million during 2019 compared to an increase of $16.6 million during 2018; derivative receipts, net, were $13.9 million in 2019 compared to derivative cash payments, net, of $28.2 million in 2018; and income tax refunds were $51.8 million in 2019 compared to income tax refunds of $11.1 million in 2018.

Net cash used in investing activities during 2019 and 2018 was $313.8 million and $66.4 million, respectively, which represents our acquisitions and investments in oil and gas properties and equipment.  Investments in oil and natural gas properties 2019 were $125.7 million, which was an increase of $19.5 million from 2018.   The majority of our capital expenditures for 2019 related to investments on the conventional shelf in the Gulf of Mexico and, to a lesser extent, in the deepwater of the Gulf of Mexico.  The acquisition of property interest of $188.0 million was primarily related to the acquisition of the Mobile Bay Properties and, to a lesser extent, the acquisition of the Magnolia Field.  During 2018, the acquisition of property interests of $16.8 million was for the acquisition of the Heidelberg field.  The sale of our overriding royalty interests in the Permian Basin fields resulted in net proceeds of $56.6 million in 2018 and there were no asset sales of significance in 2019.

Net cash provided by financing activities for 2019 was $80.7 million and net cash used by financing activities for 2018 was $321.1 million.  The net cash provided by financing activities in 2019 was from borrowings under the Credit Agreement to fund the acquisition of the Mobile Bay Properties, of which a portion was paid down by December 31, 2019.  The net cash used for 2018 was primarily related to the Refinancing Transaction which included issuance of the Senior Second Lien Notes and extinguishment of all of the prior debt instruments.  In addition, cash used during 2018 included interest payments on certain debt, which are reported as financing activities under ASC 470-60.

Derivative financial instruments. From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas and interest rate risk from floating interest rates on our revolving bank credit facility. During 2019 and 2018, we entered into commodity contracts for crude oil and natural gas which related to a portion of our expected production for the time frames covered by the contracts.  As of December 31, 2019, we had outstanding open derivatives for crude oil and natural gas. See Financial Statements and Supplementary Data - Note 10 – Derivative Financial Instruments under Part II, Item 8 in this Form 10-K for additional information.

Insurance Coverage.  We currently carry multiple layers of insurance coverage in our Energy Package (defined as certain insurance policies relating to our oil and gas properties which include named windstorm coverage) covering our operating activities, with higher limits of coverage for higher valued properties and wells.  The current policy is effective for one year beginning June 1, 2019 and limits for well control range from $30.0 million to $500.0 million depending on the risk profile and contractual requirements.  With respect to coverage for named windstorms, we have a $162.5 million aggregate limit covering all of our higher valued properties, and $150.0 million for all other properties subject to a retention of $30.0 million. Included within the $162.5 million aggregate limit is TLO coverage on our Mahogany platform, which has no retention.  The operational and named windstorm coverages are effective for one year beginning June 1, 2019.  Coverage for pollution causing a negative environmental impact is provided under the well control and other sections within the policy.

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

The premiums for the above policies including brokerage fees were $10.9 million for the May/June 2019 policy renewals compared to $11.8 million for the expiring policies.  The change in our premiums effective with the May/June 2019 renewal was primarily attributable to negotiations.

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

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Exploration (1)	$17,121	$49,890	$57,088
Development (1)	107,662	47,224	71,054
Acquisition of interest – Mobile Bay Properties (2)	170,689	—	—
Acquisition of interest – Magnolia Field (3)	15,950	—	—
Acquisition of interest – Heidelberg Field (4)	—	16,782	—
Reimbursement from Monza for 2017 expenditures	—	(14,075)	—
Seismic and other	14,412	7,702	1,906
Acquisitions and investments in oil and gas property/equipment – accrual basis	$325,834	$107,523	$130,048

(1)	Reported geographically in the subsequent table.
(2)	Acquired in September 2019.
(3)	Acquired in December 2019.
(4)	Acquired in April 2018.

The following table presents our exploration and development capital expenditures geographically:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Conventional shelf	$39,093	$69,354	$121,922
Deepwater	85,690	27,760	6,220
Exploration and development capital expenditures – accrual basis	$124,783	$97,114	$128,142

The capital expenditures reported in the above two tables are included within Oil and natural gas properties and other, net on the Consolidated Balance Sheets. The capital expenditures reported within the Investing section of the Consolidated Statements of Cash Flows include adjustments for payments related to capital expenditures.

The following table sets forth our drilling activity for completed wells on a gross basis:

	Completed
	2019	2018	2017
Offshore – gross wells drilled:
Conventional shelf	3	3	4
Deepwater	3	3	—
Wells operated by W&T	5	5	4

We had a 100% success rate in 2019 and 2018, and an 80% success rate in 2017.  During 2019, the following wells were completed:  the Virgo A-13 exploration well; the South Timbalier 320 A-3 development well;  the Gladden SS002 exploration well; the Ship Shoal 028 041 development well; the East Cameron 321 B-8 ST1 development well; and the Mahogany A-6 ST1 development well.  All of these wells are in the Joint Venture Drilling Program except for the Mahogany A-6 ST1 well.

During the first two months of 2020, there was one well being drilled, which is in the Joint Venture Drilling Program.

See Properties –Drilling Activity under Part I, Item 2 of this Form 10-K for a breakdown of exploration and development wells and additional drilling activity information.

See Properties –Development of Proved Undeveloped Reserves under Part I, Item 2 of this Form 10-K for a discussion on activity related to proved undeveloped reserves.

Lease Acquisitions. Over the last three years, we have acquired 35 leases for approximately $5.8 million from the BOEM in the Federal Offshore Lease Sales.  Per year, we acquired 17 leases ($3.8 million), 17 leases ($1.9 million) and one lease ($0.1 million) in the years 2019, 2018 and 2017, respectively.

Divestitures. From time to time, we sell various oil and gas properties for a variety of reasons including, change of focus, perception of value and to reduce debt, among other reasons.  As previously discussed, in 2018 we sold our overriding interests in the Yellow Rose field for $56.6 million after adjustments.  In 2019 and 2017, there were no property sales of significance.  See Financial Statements and Supplementary Data – Note 5 –Acquisitions and Divestitures under Part II, Item 8 in this Form 10-K for additional information on this divestiture.

Liquidity for 2020.  We believe that we will have adequate liquidity from cash flow from operations to fund our capital expenditure plans for 2020, fund our ARO spending for 2020 and fulfill our various other obligations.  Availability under our Credit Agreement as of December 31, 2019 was $139.2 million.  Our preliminary capital expenditure budget for 2020 has been established in the range of $50.0 million to $100.0 million, which includes our share of the Joint Venture Drilling Program, and excludes acquisitions.  In our view of the outlook for 2020, we believe this level of capital expenditure will enhance our liquidity capacity throughout 2020 and beyond.  If our liquidity becomes stressed from significant reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments.  We strive to maintain flexibility in our capital expenditure projects and if prices improve, we may increase our investments.

Income taxes.  As of December 31, 2019, we have current income taxes receivable of $1.9 million.  During 2019, we received refunds of $51.8 million and interest income of $4.5 million primarily related to our NOL claims for the years 2012, 2013 and 2014 that were carried back to prior years.  The claims were made pursuant to Internal Revenue Code ("IRC") rules for specified liability losses, which permit certain platform dismantlement, well abandonment and site clearance costs to be carried back 10 years.  Under the Tax Cuts and Jobs Act (“TJCA”), effective in 2017, NOLs including those related to specified liability losses can no longer be carried back for tax years beginning after 2017.  An additional carryback claim for specified liability losses generated in 2017 has been filed with an estimated receivable of $2.0 million.  For 2020, we do not expect to make any significant income tax payments.

Dividends. During 2019, 2018 and 2017, we did not pay any dividends and a suspension of dividends remains in effect.

Asset retirement obligations. Annually we review and revise our ARO estimates.  Our ARO at December 31, 2019 and 2018 were $355.6 million and $310.1 million, respectively, recorded using discounted values.  Our estimate of ARO spending in 2020 is $15.0 million to $25.0 million.  During 2019 and 2018, we revised our estimates of costs anticipated to be charged by service providers for plugging and abandonment projects and revised estimated to actual spending as invoices were processed and projects completed.  As these estimates are for work to be performed in the future, and in many cases, several years in the future, actual expenditures could be substantially different than our estimates.  Additionally, we revise our estimates to account for the cost to comply with any new or revised regulations, including increases in work scope and cost changes from interpretation of work scope.  See Risk Factors – Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations are concentrated in the Gulf of Mexico under Part I, Item 1A and Financial Statements and Supplementary Data – Note 6 – Asset Retirement Obligations under Part II, Item 8 in this Form 10-K for additional information regarding our ARO.

Contractual obligations. At December 31, 2019, we did not have any capital leases. The following table summarizes our significant contractual obligations by maturity as of December 31, 2019 (in millions):

	Payments Due by Period as of December 31, 2019
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt – principal	$730.0	$—	$105	$625.0	$—
Long-term debt – interest (1)	258.8	66.3	131.6	60.9	—
Operating leases	14.8	2.8	0.6	1.3	10.1
Asset retirement obligations (2)	355.6	22.0	45.5	60.4	227.7
Other liabilities and commitments (3)	86.0	8.3	13.0	11.4	53.3
Total	$1,445.2	$99.4	$295.7	$759.0	$291.1

(1)

Interest payments were calculated through the stated maturity date of the related debt: (a) Interest payments for the Credit Agreement were calculated using the interest rate applied to our outstanding balance as of December 31, 2019 and assumes no change in this interest rate in future periods.  In addition, a commitment fee of 0.375% was applied on the available balance as of December 31, 2019 and fees related to letters of credit were estimated at the rate incurred on December 31, 2019; (b) Interest payments on the Senior Second Lien Notes were calculated per the terms of the notes.

(2)

ARO in the above table is presented on a discounted basis, consistent with the amounts reported on the Consolidated Balance Sheet as of December 31, 2019 and are estimates of future payments. Actual payments and the timing of the payments may be significantly different than our estimates.  All other amounts in the above table are presented on an undiscounted basis.

(3)

Other liabilities and commitments primarily consist of estimated fees for surety bonds related to obligations under certain purchase and sale agreements and for supplemental bonding for plugging and abandonment.  As of December 31, 2019, we had approximately $382.6 million of bonds outstanding, with the majority related to plugging and abandonment obligations.  The amounts are based on current market rates and conditions for these types of bonds and are subject to change.  Excluded are potential increases in surety bond requirements which cannot be determined.  Included are estimates of minimum quantities obligations for certain pipeline contracts which were assumed in conjunction with the purchase of an interest in the Heidelberg field.  The above table excludes our obligations under joint interest arrangements related to commitments that have not yet been incurred.  In these instances, we are obligated to pay, according to our interest ownership, a portion of exploration and development costs, operating costs and potentially could be offset by our interest in future revenue from these non-operated properties.  These joint interest obligations for future commitments cannot be determined due to the variability of factors involved.  See Financial Statements and Supplementary Data – Note 16 – Commitments under Part II, Item 8 in this 10-K for additional information.

Inflation and Seasonality

Inflation. For 2019, our realized prices for crude oil decreased 8.7%, NGLs decreased 38.0% and natural gas decreased 17.4% from 2018.  These are discussed in the Overview section above.  Historically, our costs for goods and services have moved directionally with the price of crude oil, NGLs and natural gas, as these commodities affect the demand for these goods and services.  Operating costs directly related to production (lease operating expenses, production taxes and gathering and transportation) measured on a $/Boe basis increased by 7.7% in 2019 compared to 2018 and increased by 17.0% in 2018 compared to 2017.  These operating costs related to production are substantially impacted by factors other than national general rates of inflation or deflation, such as workovers, facility repairs, production handling fees for certain fields (recorded as credits to expense), production levels, hurricanes, changes in regulations, types of commodities produced and the level of oil and gas activity in the Gulf of Mexico.

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

Impairment of oil and natural gas properties. Under the full-cost method of accounting, we are required to perform a “ceiling test” calculation quarterly, which determines a limit on the book value of our oil and natural gas properties.  Any write downs occurring as a result of the ceiling test impairment are not recoverable or reversible in future periods.  We did not have any ceiling test impairments in 2019, 2018 or 2017, but did have ceiling test impairments in 2016 and 2015.  Ceiling test impairments in future periods are highly dependent on commodity prices, and also are impacted by other factors and events.  For the effect of lower commodity prices on revenues and earnings, see Quantitative and Qualitative Disclosures on Market Risks under Part II, Item 7A in this Form 10-K for additional information.

Oil and natural gas reserve quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of DD&A and impairment assessment of our oil and natural gas properties.  We make changes to DD&A rates and impairment calculations in the same period that changes to our reserve estimates are made.  Our proved reserve information as of December 31, 2019 included in this Form 10-K was estimated by our independent petroleum consultant, NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  The accuracy of our reserve estimates is a function of:

●	the quality and quantity of available data and the engineering and geological interpretation of that data;

●	estimates regarding the amount and timing of future operating costs, severance taxes, development costs and workovers, all of which may vary considerably from actual results;

●	the accuracy of various mandated economic assumptions such as the future prices of crude oil and natural gas; and

●	the judgment of the persons preparing the estimates.

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

Troubled Debt Restructuring. We accounted for certain debt issued in 2016 as a troubled debt restructuring pursuant to the guidance under ASC 470-60 which requires the carrying value of the debt to be measured using all future undiscounted payments (principal and interest); therefore, no interest expense was recorded for certain debt in the Consolidated Statements of Operations from September 7, 2016 to October 18, 2018.  Thus, our reported interest expense was significantly less than the contractual interest payments during 2018 and 2017.

Leases.  We account for leases under the under Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) which was effective for us on January 1, 2019.  Under the revised guidance, we are required to determine if an arrangement meets the definition of a lease and, if so, whether the lease is a finance or operating lease which impacts the recognition, measurement and presentation of expenses.  Under ASU 2016-02, we recognize a right-of-use (“ROU”) asset and lease liability for all leases with a term greater than 12 months.  Leases acquired to explore for or extract oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained, are not within the scope of this standard’s update.  The calculation of ROU assets and liabilities for leases includes a discount factor estimating the interest rate on incremental debt, which is imprecise as we issue debt indentures infrequently.  Also, we are required to estimate the term of lease, which can be different from the contractual term, and may lead to adjustments if events are different from our estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from fluctuating prices of crude oil, NGLs, natural gas and interest rates as discussed below. We have utilized derivative contracts from time to time to reduce the risk of fluctuations in commodity prices and expect to use these instruments in the future. We entered into derivative contracts for crude oil and natural gas during 2019 and had open derivative contracts as of December 31, 2019.  We do not designate our commodity derivative contracts as hedging instruments.  While derivative contracts are intended to reduce the effects of volatile oil prices, they may also limit income from favorable price movements.  For additional details about our derivative contracts, refer to Financial Statements and Supplementary Data – Note 10 – Derivative Financial Instruments under Part II, Item 8 in this Form 10-K.

Commodity price risk. Our revenues, profitability and future rate of growth substantially depend upon market prices for crude oil, NGLs and natural gas, which fluctuate widely.  Crude oil, NGLs and natural gas price declines and volatility could adversely affect our revenues, net cash provided by operating activities and profitability.  For example, assuming a 10% decline in our average realized oil, NGLs and natural gas sales prices in 2019 and assuming no other items had changed, our loss before income tax would have increased by approximately $53.0 million in 2019.  If costs and expenses of operating our properties had increased by 10% in 2019, our loss before income tax would have increased by approximately $21.0 million in 2019.  These amounts would be representative of the effect on operating cash flows under these price and cost change assumptions.

Interest rate risk. As of December 31, 2019, we had $105.0 outstanding on our Credit Agreement.  The Credit Agreement has a variable interest rate which is primarily impacted by the rates for the London Interbank Offered Rate and the current margin ranges from 2.50% to 3.50% depending on the amount outstanding.  In 2019, if interest rates would have been 100 basis points higher (an additional 1%); our interest expense would have increased $1.5 million during 2019.  We did not have any derivative contracts related to interest rates as of December 31, 2019.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of W&T Offshore, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited W&T Offshore, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, W&T Offshore, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of W&T Offshore, Inc. and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2019 and related notes and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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

March 5, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of W&T Offshore, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of W&T Offshore, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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

Houston, Texas

March 5, 2020

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$32,433	$33,293
Receivables:
Oil and natural gas sales	57,367	47,804
Joint interest, net	19,400	14,634
Income taxes	1,861	54,076
Total receivables	78,628	116,514
Prepaid expenses and other assets (Note 1)	30,691	76,406
Total current assets	141,752	226,213

Oil and natural gas properties and other, net – at cost: (Note 1)	748,798	515,421

Restricted deposits for asset retirement obligations	15,806	15,685
Deferred income taxes	63,916	—
Other assets (Note 1)	33,447	91,547
Total assets	$1,003,719	$848,866
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$102,344	$82,067
Undistributed oil and natural gas proceeds	29,450	28,995
Advances from joint interest partners	5,279	20,627
Asset retirement obligations	21,991	24,994
Accrued liabilities (Note 1)	30,896	29,611
Total current liabilities	189,960	186,294
Long-term debt: (Note 2)
Principal	730,000	646,000
Carrying value adjustments	(10,467)	(12,465)
Long-term debt – carrying value	719,533	633,535

Asset retirement obligations, less current portion	333,603	285,143
Other liabilities (Note 1)	9,988	68,690
Commitments and contingencies (Note 18)	—	—
Shareholders’ deficit:
Preferred stock, $0.00001 par value; 20,000 shares authorized; 0 issued at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 144,538 issued and 141,669 outstanding at December 31, 2019 and 143,513 issued and 140,644 outstanding at December 31, 2018	1	1
Additional paid-in capital	547,050	545,705
Retained deficit	(772,249)	(846,335)
Treasury stock, at cost; 2,869 shares at December 31, 2019 and December 31, 2018	(24,167)	(24,167)
Total shareholders’ deficit	(249,365)	(324,796)
Total liabilities and shareholders’ deficit	$1,003,719	$848,866

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Oil	$399,790	$438,798	$340,010
NGLs	22,373	37,127	32,257
Natural gas	106,347	99,629	108,923
Other	6,386	5,152	5,906
Total revenues	534,896	580,706	487,096
Operating costs and expenses:
Lease operating expenses	184,281	153,262	143,738
Production taxes	2,524	1,832	1,740
Gathering and transportation	25,950	22,382	20,441
Depreciation, depletion and amortization	129,038	131,423	138,510
Asset retirement obligations accretion	19,460	18,431	17,172
General and administrative expenses	55,107	60,147	59,744
Derivative loss (gain)	59,887	(53,798)	(4,199)
Total costs and expenses	476,247	333,679	377,146
Operating income	58,649	247,027	109,950

Interest expense, net	59,569	48,645	45,521
Gain on debt transactions	—	47,109	7,811
Other expense (income), net	188	(3,871)	5,127
(Loss) income before income tax (benefit) expense	(1,108)	249,362	67,113
Income tax (benefit) expense	(75,194)	535	(12,569)
Net income	$74,086	$248,827	$79,682
Basic and diluted earnings per common share	$0.52	$1.72	$0.56

See accompanying notes.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2016	137,674	$1	$539,973	$(1,174,844)	2,869	$(24,167)	$(659,037)
Share-based compensation	—	—	7,191	—	—	—	7,191
Stock issued	1,417	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(1,344)	—	—	—	(1,344)
Net income	—	—	—	79,682	—	—	79,682
Balances at December 31, 2017	139,091	1	545,820	(1,095,162)	2,869	(24,167)	(573,508)
Share-based compensation	—	—	3,540	—	—	—	3,540
Stock issued	1,553	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(3,655)	—	—	—	(3,655)
Net income	—	—	—	248,827	—	—	248,827
Balances at December 31, 2018	140,644	1	545,705	(846,335)	2,869	(24,167)	(324,796)
Share-based compensation	—	—	3,690	—	—	—	3,690
Stock issued	1,025	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(2,345)	—	—	—	(2,345)
Net income	—	—	—	74,086	—	—	74,086
Balances at December 31, 2019	141,669	$1	$547,050	$(772,249)	2,869	$(24,167)	$(249,365)

See accompanying notes.

W&T Offshore, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$74,086	$248,827	$79,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	148,498	149,854	155,682
Gain on debt transactions	—	(47,109)	(7,811)
Amortization of debt items and other items	5,514	2,850	1,715
Share-based compensation	3,690	3,540	7,191
Derivative loss (gain)	59,887	(53,798)	(4,199)
Derivatives cash receipts (payments), net	13,941	(28,164)	4,199
Deferred income taxes	(64,102)	500	217
Changes in operating assets and liabilities:
Oil and natural gas receivables	(9,563)	(2,361)	(2,370)
Joint interest receivables	(4,766)	5,120	2,131
Insurance reimbursements	—	—	31,740
Income taxes	52,214	11,028	(1,063)
Prepaid expenses and other assets	(9,346)	3,383	3,238
Escrow deposit - Apache lawsuit	—	—	(49,500)
Asset retirement obligation settlements	(11,443)	(28,617)	(72,409)
Cash advances from JV partners	(15,347)	16,629	(437)
Accounts payable, accrued liabilities and other	(11,036)	40,081	11,402
Net cash provided by operating activities	232,227	321,763	159,408
Investing activities:
Investment in oil and natural gas properties and equipment	(125,706)	(106,191)	(106,174)
Acquisition of property interests	(188,019)	(16,782)	—
Proceeds from sales of assets, net	—	56,588	—
Purchases of furniture, fixtures and other	(89)	—	(933)
Net cash used in investing activities	(313,814)	(66,385)	(107,107)
Financing activities:
Borrowings on credit facility	150,000	61,000	—
Repayments on credit facility	(66,000)	(40,000)	—
Issuance of Senior Second Lien Notes	—	625,000	—
Extinguishment of debt – principal	—	(903,194)	—
Extinguishment of debt – premiums	—	(21,850)	—
Payment of interest on 1.5 Lien Term Loan	—	(6,623)	(8,227)
Payment of interest on 2nd Lien PIK Toggle Notes	—	(9,725)	(7,335)
Payment of interest on 3rd Lien PIK Toggle Notes	—	(4,672)	(6,201)
Debt transactions costs	(939)	(17,457)	(421)
Other	(2,334)	(3,622)	(1,295)
Net cash provided by (used in) financing activities	80,727	(321,143)	(23,479)
(Decrease) increase in cash and cash equivalents	(860)	(65,765)	28,822
Cash and cash equivalents, beginning of period	33,293	99,058	70,236
Cash and cash equivalents, end of period	$32,433	$33,293	$99,058

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

Realized Prices

The price we receive for our crude oil, natural gas liquids (“NGLs”) and natural gas production directly affects our revenues, profitability, cash flows, liquidity, access to capital, proved reserves and future rate of growth.  The average realized prices of these commodities decreased in 2019 compared to the average realized prices in 2018.

Accounting Standard Updates Effective January 1, 2019

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

We record oil and natural gas revenues based upon physical deliveries to our customers, which can be different from our net revenue ownership interest in field production.  These differences create imbalances that we recognize as a liability only when the estimated remaining recoverable reserves of a property will not be sufficient to enable the under-produced party to recoup its entitled share through production.  We do not record receivables for those properties in which we have taken less than our ownership share of production.  At December 31, 2019 and 2018, $3.6 million and $4.1 million, respectively, were included in current liabilities related to natural gas imbalances.

Concentration of Credit Risk

Our customers are primarily large integrated oil and natural gas companies and large commodity trading companies.  The majority of our production is sold utilizing month-to-month contracts that are based on bid prices.  We attempt to minimize our credit risk exposure to purchasers of our oil and natural gas, joint interest owners, derivative counterparties and other third-party entities through formal credit policies, monitoring procedures, and letters of credit or guarantees when considered necessary.

The following table identifies customers from whom we derived 10% or more of our receipts from sales of crude oil, NGLs and natural gas:

	Year Ended December 31,
	2019	2018	2017
Customer
Shell Trading (US) Co./ Shell Energy N.A.	11%	30%	46%
BP Products North America	40%	20%	**
Vitol Inc.	12%	14%	15%

**	Less than 10%

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivables and Allowance for Bad Debts

Our accounts receivables are recorded at their historical cost, less an allowance for doubtful accounts.  The carrying value approximates fair value because of the short-term nature of such accounts.  In addition to receivables from sales of our production to our customers, we also have receivables from joint interest owners on properties we operate.  In certain arrangements, we have the ability to withhold future revenue disbursements to recover amounts due us from the joint interest partners.  We use the specific identification method of determining if an allowance for doubtful accounts is needed and the amounts recorded relate to certain joint interest owners.  The following table describes the balance and changes to the allowance for doubtful accounts (in thousands):

	2019	2018	2017
Allowance for doubtful accounts, beginning of period	$9,692	$9,114	$7,602
Additional provisions for the year	206	1,233	1,512
Uncollectible accounts written off	—	(655)	—
Allowance for doubtful accounts, end of period	$9,898	$9,692	$9,114

Prepaid expenses and other assets

Amounts recorded in Prepaid expenses and other assets on the Consolidated Balance Sheets are expected to be realized within one year. The following table provides the primary components (in thousands):

	December 31,
	2019	2018
Derivatives – current (1)	$7,266	$60,687
Unamortized bonds/insurance premiums	4,357	5,197
Prepaid deposits related to royalties	7,980	8,872
Prepayment to vendors	10,202	864
Other	886	786
Prepaid expenses and other assets	$30,691	$76,406

(1)	Includes both open and closed contracts.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Properties and Equipment

We use the full-cost method of accounting for oil and natural gas properties and equipment, which are recorded at cost.  Under this method, all costs associated with the acquisition, exploration, development and abandonment of oil and natural gas properties are capitalized.  Acquisition costs include costs incurred to purchase, lease or otherwise acquire properties.  Exploration costs include costs of drilling exploratory wells and external geological and geophysical costs, which mainly consist of seismic costs.  Development costs include the cost of drilling development wells and costs of completions, platforms, facilities and pipelines.  Costs associated with production, certain geological and geophysical costs and general and administrative costs are expensed in the period incurred.

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

Oil and Natural Gas Properties and Other, Net – at cost

Oil and natural gas properties and equipment are recorded at cost using the full cost method. There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	December 31,
	2019	2018
Oil and natural gas properties and equipment	$8,532,196	$8,169,871
Furniture, fixtures and other	20,317	20,228
Total property and equipment	8,552,513	8,190,099
Less accumulated depreciation, depletion and amortization	7,803,715	7,674,678
Oil and natural gas properties and other, net	$748,798	$515,421

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

We did not record a ceiling test write-down during 2019, 2018 or 2017.  If average crude oil and natural gas prices decrease significantly, it is possible that ceiling test write-downs could be recorded during 2020 or in future periods.

Asset Retirement Obligations

We are required to record a separate liability for the present value of our ARO, with an offsetting increase to the related oil and natural gas properties on our balance sheet.  We have significant obligations to plug and abandon well bores, remove our platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations.  These obligations are primarily associated with plugging and abandoning wells, removing pipelines, removing and disposing of offshore platforms and site cleanup.  Estimating such costs requires us to make judgments on both the costs and the timing of ARO.  Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations, which can substantially affect our estimates of these future costs from period to period. See Note 6 for additional information.

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

Derivative Financial Instruments

We have exposure related to commodity prices and have used various derivative instruments to manage our exposure to commodity price risk from sales of oil and natural gas.  We do not enter into derivative instruments for speculative trading purposes.  We entered into commodity derivatives contracts during 2019, 2018 and 2017, and as of December 31, 2019, we had open commodity derivative instruments.  When we have outstanding borrowings on our revolving bank credit facility, we may use various derivative financial instruments to manage our exposure to interest rate risk from floating interest rates.  During 2019, 2018 and 2017, we did not enter into any derivative instruments related to interest rates.

Derivative instruments are recorded on the balance sheet as an asset or a liability at fair value.  We have elected not to designate our derivatives instruments as hedging instruments, therefore, all changes in fair value are recognized in earnings.  These derivative instruments may or may not have qualified for hedge accounting treatment.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

We use the liability method of accounting for income taxes in accordance with the Income Taxes topic of the Accounting Standard Codification.  Under this method, deferred tax assets and liabilities are determined by applying tax rates in effect at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  The effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.  We recognize uncertain tax positions in our financial statements when it is more likely than not that we will sustain the benefit taken or expected to be taken.  We classify interest and penalties related to uncertain tax positions in income tax expense.  See Note 13 for additional information.

Other Assets (long-term)

The major categories recorded in Other assets are presented in the following table (in thousands):

	December 31,
	2019	2018
Appeal bond deposits	$6,925	$6,925
Escrow deposit – Apache lawsuit (Note 18)	—	49,500
Unamortized debt issuance costs	3,798	4,773
Investment in White Cap, LLC	2,590	2,586
Derivatives	2,653	21,275
Unamortized brokerage fee for Monza	3,423	2,277
Proportional consolidation of Monza's other assets (Note 4)	5,308	3,275
ROU assets (Note 7)	7,936	—
Other	814	936
Total other assets	$33,447	$91,547

Accrued Liabilities

The major categories recorded in Accrued liabilities are presented in the following table (in thousands):

	December 31,
	2019	2018
Accrued interest	$10,180	$12,385
Accrued salaries/payroll taxes/benefits	2,377	2,320
Incentive compensation plans	9,794	10,817
Litigation accruals	3,673	3,673
Lease liability (Note 7)	2,716	—
Derivatives	1,785	—
Other	371	416
Total accrued liabilities	$30,896	$29,611

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Issued During 2016

We accounted for a debt exchange transaction in 2016, which is described in Note 2, as a troubled debt restructuring pursuant to the guidance under Accounting Standard Codification 470-60, Troubled Debt Restructuring (“ASC 470-60”).  Under ASC 470-60, the carrying value of the debt issued during 2016 (as described in Note 2) is measured using all future undiscounted payments (principal and interest); therefore, no interest expense was recorded for the debt issued in 2016 in the Consolidated Statements of Operations since January 1, 2017 through October 18, 2018.  Additionally, interest paid related to the debt issued in 2016 was classified as a financing activity in the Consolidated Statements of Cash Flows as required under ASC 470-60.  See Note 2 for additional information.

Debt Issuance Costs

Debt issuance costs associated with the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) are amortized using the straight-line method over the scheduled maturity of the debt.  Debt issuance costs associated with all other debt are deferred and amortized over the scheduled maturity of the debt utilizing the effective interest method.  Unamortized debt issuance costs associated with our Credit Agreement is reported within Other Assets (noncurrent) and unamortized debt issuance costs associated with our other debt instruments are reported as a reduction in Long-term debt – carrying value in the Consolidated Balance Sheets.  See Note 2 for additional information.

Discounts Provided on Debt Issuance

Discounts were recorded in Long-term debt – carrying value in the Consolidated Balance Sheets and were amortized over the term of the related debt using the effective interest method.

Gain on Debt Transactions

During 2018, the refinancing of our capital structure resulted in a gain of $47.1 million as a result of writing off the carrying value adjustments related to the debt issued in 2016, partially offset by premiums paid to repurchase and retire, repay or redeem all of our prior debt instruments.  During 2017, differences in the utilization of the payment-in-kind option resulted in a gain.  See Note 2 for additional information.

Other Liabilities (long-term)

The major categories recorded in Other liabilities are presented in the following table (in thousands):

	December 31,
	2019	2018
Dispute related to royalty deductions	$4,687	$4,687
Dispute related to royalty-in-kind	250	2,235
Lease liability (Note 7)	4,419	—
Apache lawsuit (Note 18)	—	49,500
Uncertain tax positions including interest/penalties (Note 13)	—	11,523
Other	632	745
Total other liabilities (long-term)	$9,988	$68,690

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

Other Expense (Income), Net

For 2019, the amount consists primarily of federal royalty obligation reductions claimed in the current year related to capital deductions from prior periods, and partially offset by expenses related to the amortization of the brokerage fee paid in connection with the Joint Venture Drilling Program (as defined in Note 4).  For 2018, the amount consists primarily of credits related to the de-recognition of certain liabilities that had exceeded the statute of limitations, partially offset by expense related to the amortization of the brokerage fee paid in connection with the Joint Venture Drilling Program.  For 2017, the amount consists primarily of expense items related to the Apache Corporation ("Apache") lawsuit, partially offset by loss-of-use reimbursements from a third-party for damages incurred at one of our platforms.

Earnings Per Share

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share under the two-class method when the effect is dilutive.  See Note 14 for additional information.

Recent Accounting Developments

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Long-Term Debt

The components of our long-term debt are presented in the following tables (in thousands):

	December 31,
	2019	2018
Credit Agreement borrowings	$105,000	$21,000

Senior Second Lien Notes:
Principal	625,000	625,000
Unamortized debt issuance costs	(10,467)	(12,465)
Total Senior Second Lien Notes	614,533	612,535

Total long-term debt	$719,533	$633,535

Aggregate annual maturities of amounts recorded for long-term debt as of December 31, 2019 are as follows (in millions):  2020–$0.0; 2021–$0.0; 2022–$105.0; 2023-$625.0.  See below for a discussion of our debt instruments.

9.75% Senior Second Lien Notes Due 2023

On October 18, 2018, we entered into a series of transactions to effect a refinancing of substantially all of our outstanding indebtedness. At that time, we issued $625.0 million of 9.75% Senior Second Lien Notes due 2023 (the “Senior Second Lien Notes”), which were issued at par with an interest rate of 9.75% per annum that matures on November 1, 2023, and are governed under the terms of the Indenture of the Senior Second Lien Notes (the “Indenture”) dated as of October 18, 2018, entered into by and among the Company, the Guarantors, and Wilmington Trust, National Association, as trustee (the “Trustee”).  The estimated annual effective interest rate on the Senior Second Lien Notes was 10.3%, which includes debt issuance costs.  Interest on the Senior Second Lien Notes is payable in arrears on May 1 and November 1 of each year.

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

On and after November 1, 2020, we may redeem the Senior Second Lien Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount thereof) equal to 104.875% for the 12-month period beginning November 1, 2020, 102.438% for the 12-month period beginning November 1, 2021, and 100.000% on November 1, 2022 and thereafter, plus accrued and unpaid interest, if any, to the redemption date.  The Senior Second Lien Notes are guaranteed by W&T Energy VI and W & T Energy VII, LLC (together, the “Guarantor Subsidiaries”).  If we experience certain change of control events, we will be required to offer to repurchase the notes at 101.000% of the principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain entities controlled by Tracy W. Krohn, Chairman, Chief Executive Officer ("CEO") and President of the Company, and his family were invested in certain existing notes of the Company that were repurchased by the Company in connection with the Refinancing Transaction (defined below). The Krohn entities tendered their existing notes on the same terms as were made available to all other holders of the existing notes pursuant to the publicly disclosed Company offer to purchase any and all such notes and reinvested an amount approximately equal to the proceeds from such tenders by purchasing approximately $8.0 million principal in Senior Second Lien Notes at the same price offered to other initial investors in the offering of such notes.  As part of the 2018 Refinancing Transaction, the Krohn entities also had their previously disclosed $5.0 million investment in the Company’s Second Lien Term Loan (defined below) liquidated as the loan was repaid in full.

The Senior Second Lien Notes are secured by a second-priority lien on all of our assets that are secured under the Credit Agreement (defined below).  The Senior Second Lien Notes contain covenants that limit or prohibit our ability and the ability of certain of our subsidiaries to: (i) make investments; (ii) incur additional indebtedness or issue certain types of preferred stock; (iii) create certain liens; (iv) sell assets; (v) enter into agreements that restrict dividends or other payments from the Company’s restricted subsidiaries to the Company; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company; (vii) engage in transactions with affiliates; (viii) pay dividends or make other distributions on capital stock or subordinated indebtedness; and (ix) create unrestricted subsidiaries that would not be restricted by the covenants of the Indenture.  These covenants are subject to exceptions and qualifications set forth in the Indenture.  In addition, most of the above described covenants will terminate if both S&P Global Ratings, a division of S&P Global Inc., and Moody’s Investors Service, Inc. assign the Senior Second Lien Notes an investment grade rating and no default exists with respect to the Senior Second Lien Notes.

Credit Agreement

Concurrently with the issuance of the Senior Second Lien Notes, we renewed our credit facility by entering into the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of October 18, 2018, among the Company, as borrower, the Guarantor Subsidiaries from time to time party thereto, Lenders from time to time party thereto and Toronto Dominion (Texas) LLC, as administrative agent with a maturity date of October 18, 2022.  The primary items of the Credit Agreement, as amended, are as follows, with certain terms defined under the Credit Agreement:

●	The initial borrowing base is $250.0 million.

●	Letters of credit may be issued in amounts up to $30.0 million, provided availability under the Credit Agreement exists.

●

The Leverage Ratio, as defined in the Credit Agreement, is limited to 3.00 to 1.00 for quarters ending December 31, 2019 and thereafter.  In the event of a Material Acquisition, as defined in the Credit Agreement, the Leverage Ratio limit is 3.50 to 1.00 for the two quarters following a Material Acquisition.  The acquisition of the Mobile Bay Properties, as described in Note 5, qualifies as a Material Acquisition under the Credit Agreement.

●	The Current Ratio, as defined in the Credit Agreement, must be maintained at greater than 1.00 to 1.00.

●	We are required to have deposit accounts only with banks under the Credit Agreement with certain exceptions.

●

To the extent there are borrowings, the Applicable Margins, as defined in the Credit Agreement, for Eurodollar Loans range from 2.50% to 3.50% per annum and the Applicable Margins for ABR loans range from 1.50% to 2.50% per annum.  The specific Applicable Margin rate is based on the Borrowing Base Utilization Percentage.

●	The commitment fee is 37.5 basis points if the Borrowing Base Utilization Percentage is below 50% and 50 basis points if the Borrowing Base Utilization Percentage is 50% or greater.

●

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Borrowings outstanding under the Credit Agreement are reported in the table above.  As of December 31, 2019 and 2018, we had $5.8 million and $9.6 million, respectively, outstanding in letters of credit under the Credit Agreement.  The estimated annual effective interest rate on borrowings, exclusive of debt issuance costs, commitment fees and other fees was 4.9%.

As of December 31, 2019, we were in compliance with all applicable covenants of the Credit Agreement and Senior Second Lien Notes.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior Debt Instruments

The following debt instruments were repurchased and retired, repaid or redeemed, including interest and applicable premiums as part of the Refinancing Transaction on October 18, 2018:

●	11.00% 1.5 Lien Term Loan, (the “1.5 Lien Term Loan”) due November 15, 2019, $75.0 million principal outstanding on October 18, 2018.

●	9.00% Term Loan, due May 15, 2020, $300.0 million principal outstanding on October 18, 2018 (the "Second Lien Term Loan").

●	9.00%/10.75% Senior Second Lien PIK Toggle Notes (the “Second Lien PIK Toggle Notes”), due May 15, 2020, $177.5 million principal outstanding on October 18, 2018.

●	8.50%/10.00% Senior Third Lien PIK Toggle Notes (the “Third Lien PIK Toggle Notes”), due June 15, 2021, $160.9 million principal outstanding on October 18, 2018.

●	8.500% Senior Notes (the “Unsecured Senior Notes”), due June 15, 2019, $189.8 million principal outstanding on October 18, 2018.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

●	Level 1 – quoted prices in active markets for identical assets or liabilities.

●

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

●	Level 3 – unobservable inputs that reflect our expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

The following tables present the fair value of our derivatives and long-term debt (in thousands):

	December 31,
	2019	2018
Assets:
Derivatives instruments - open contracts, current	$6,921	$74,580
Derivatives instruments - open contracts, long-term	2,653	—

Liabilities:
Derivatives instruments - open contracts, current	1,785	—

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Credit Agreement	$105,000	$105,000	$21,000	$21,000
Senior Second Lien Notes	614,533	597,188	612,535	546,875

As of December 31, 2019 and 2018, the carrying value of our open derivative contracts equaled the estimated fair value.  We measure the fair value of our derivative contracts by applying the income approach using models with inputs that are classified within Level 2 of the valuation hierarchy.  The inputs used to measure the fair value of our derivative contracts are the exercise price, the expiration date, the settlement date, notional quantities, the implied volatility, the discount curve with spreads and published commodity future prices.

The fair value of our Senior Second Lien Notes is based on quoted prices, although the market is not an active market; therefore, the fair value is classified within Level 2.  The carrying amount of debt under our Credit Agreement approximates fair value because the interest rates are variable and reflective of current market rates.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Joint Venture Drilling Program

In March 2018, W&T and two other initial members formed and initially funded Monza, which jointly participates with us in the exploration, drilling and development of certain drilling projects (the “Joint Venture Drilling Program”) in the Gulf of Mexico.  Subsequent to the initial closing, additional investors joined as members of Monza during 2018 and total commitments by all members, including W&T's commitment outside of Monza, are $361.4 million.  Through December 31, 2019, nine wells have been completed of which eight were producing as of December 31, 2019.  W&T contributed 88.94% of its working interest in certain identified undeveloped drilling projects to Monza and retained 11.06% of its working interest.  The Joint Venture Drilling Program is structured so that we initially receive an aggregate of 30.0% of the revenues less expenses, through both our direct ownership of our working interest in the projects and our indirect interest through our interest in Monza, for contributing 20.0% of the estimated total well costs plus associated leases and providing access to available infrastructure at agreed-upon rates.  Any exceptions to this structure are approved by the Monza board.  W&T is the operator for seven of the nine wells completed through December 31, 2019.

The members of Monza are made up of third-party investors, W&T and an entity owned and controlled by Mr. Tracy W. Krohn, our Chairman and Chief Executive Officer.  The Krohn entity invested as a minority investor on the same terms and conditions as the third-party investors, and its investment is limited to 4.5% of total invested capital within Monza.  The entity affiliated with Mr. Krohn has made a capital commitment to Monza of $14.5 million.

Monza is an entity separate from any other entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of Monza’s assets prior to any value in Monza becoming available to holders of its equity.  The assets of Monza are not available to pay creditors of the Company and its affiliates.

Through December 31, 2019, members of Monza made partner capital contributions, including our contributions of working interest in the drilling projects, to Monza totaling $273.3 million and received cash distributions totaling $30.2 million.  Our net contribution to Monza, reduced by distributions received, as of December 31, 2019 was $59.7 million.  W&T is obligated to fund certain cost overruns to the extent they occur, subject to certain exceptions, for the Joint Venture Drilling Program wells above budgeted and contingency amounts, of which the total exposure cannot be estimated at this time.

Consolidation and Carrying Amounts

Our interest in Monza is considered to be a variable interest that we account for using proportional consolidation.  Through December 31, 2019, there have been no events or changes that would cause a redetermination of the variable interest status.  We do not fully consolidate Monza because we are not considered the primary beneficiary.  As of December 31, 2019, in the Consolidated Balance Sheet, we recorded $16.1 million, net, in Oil and natural gas properties and other, net, $5.3 million in Other assets, $0.1 million in ARO and $2.7 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  As of December 31, 2018, in the Consolidated Balance Sheet, we recorded $8.8 million, net, in Oil and natural gas properties and other, net, $3.3 million in Other assets and $0.7 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  Additionally, during 2019 and 2018, we called on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of December 31, 2019 and 2018 were $5.3 million and $20.6 million, respectively, which are included in the Consolidated Balance Sheet in Advances from joint interest partners.  For 2019, in the Consolidated Statement of Operations, we recorded $11.9 million in Total revenues and $7.4 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.  For 2018, in the Consolidated Statement of Operations, we recorded $4.3 million in Total revenues, $2.3 million in Operating costs and expenses and $0.2 million, net, in Other expense (income), net in connection with our proportional interest in Monza’s operations.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and Divestitures

Mobile Bay Properties

In August 2019, we completed the purchase of Exxon Mobil Corporation's ("Exxon") interests in and operatorship of oil and gas producing properties in the eastern region of the Gulf of Mexico offshore Alabama and related onshore and offshore facilities and pipelines, (the "Mobile Bay Properties").  After taking into account customary closing adjustments and an effective date of January 1, 2019, cash consideration paid by us was $169.8 million which includes expenses related to the acquisition.  We also assumed the related ARO and certain other obligations associated with these assets.  The acquisition was funded from cash on hand and borrowings of $150.0 million under the Credit Agreement, which were previously undrawn.  We determined that the assets acquired did not meet the definition of a business; therefore, the transaction was accounted for as an asset acquisition.  The following table presents the purchase price allocation (in thousands):

2019
Oil and natural gas properties and other, net - at cost:	$192,373
Other assets	4,838

Current liabilities	1,559
Asset retirement obligations	21,684
Other liabilities	4,132

Magnolia Field

In December 2019, we completed the purchase of ConocoPhillips Company's ("Conoco") interests in and operatorship of oil and gas producing properties at Garden Banks blocks 783 and 784 (the "Magnolia Field").  After taking into account customary closing adjustments and an effective date of October 1, 2019, cash consideration was $15.9 million which includes cash expenses related to the acquisition.  We also assumed the related ARO.  The acquisition was funded from cash on hand.  We determined that the assets acquired did not meet the definition of a business; therefore, the transaction was accounted for as an asset acquisition.  The following table presents the purchase price allocation (in thousands):

2019
Oil and natural gas properties and other, net - at cost:	$23,791

Asset retirement obligations	7,842

Heidelberg Field

On April 5, 2018, we completed the purchase of Cobalt International Energy, Inc.'s 9.375% non-operated working interests located in Green Canyon blocks 859, 903 and 904 (the "Heidelberg Field"). After taking into account customary closing adjustments and an effective date of January 1, 2018, cash consideration was $16.8 million which includes cash expenses related to the acquisition.  We determined that the assets acquired did not meet the definition of a business; therefore, the transaction was accounted for as an asset acquisition. In connection with this transaction, we were required to furnish a letter of credit of $9.4 million to a pipeline company as consignee. We recognized ARO of $3.6 million as a component of the transaction.  In conjunction with the purchase of an interest in the Heidelberg field, we assumed contracts with certain pipeline companies that contain minimum quantities obligations through 2028 resulting in an estimated commitment of $19.6 million as of the purchase date.

Permian Basin

On September 28, 2018, we completed the divestiture of substantially all of our ownership in an overriding royalty interests in the Permian Basin.  The net proceeds received were $56.6 million, which was recorded as a reduction to our full-cost pool.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Asset Retirement Obligations

Asset retirement obligations associated with the retirement and decommissioning of tangible long-lived assets are required to be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.  The fair value of the ARO is measured using expected cash outflows associated with the ARO, discounted at our credit-adjusted risk-free rate when the liability is initially recorded.  Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

The following table is a reconciliation of our ARO (in thousands):

	Year Ended December 31,
	2019	2018
Asset retirement obligations, beginning of period	$310,137	$300,446
Liabilities settled	(11,443)	(28,617)
Accretion of discount	19,460	18,431
Liabilities incurred and assumed through acquisition	29,887	4,286
Revisions of estimated liabilities (1) (2)	7,553	15,591
Asset retirement obligations, end of period	355,594	310,137
Less current portion	21,991	24,994
Long-term	$333,603	$285,143

(1)	Revisions in 2019 were due to changes in scope, weather impact, revisions to actual expenses versus estimates and revisions related to non-operated properties.

(2)

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Leases

ASU 2016-02 was effective for us on January 1, 2019 and we adopted the new standard using a modified retrospective approach.  Consequently, upon transition, we recognized a ROU asset and a lease liability.  The adoption of the new standard did not impact our Consolidated Statements of Operations, Consolidated Statements of Cash Flows or Consolidated Statements of Changes in Shareholders’ Deficit

As provided for in subsequent accounting standards updates related to ASU 2016-02, we are applying the following practical expedients which provide elections to:

●	not apply the recognition requirements to short-term leases (a lease that at commencement date has an expected term of 12 months or less and does not contain a purchase option);

●	not reassess whether a contract contains a lease, lease classifications between operating and financing and accounting for initial direct costs related to leases;

●	not reassess certain land easements in existence prior to January 1, 2019;

●	use hindsight in determining the lease term and assessing impairment; and

●	not separate non-lease and lease components.

During 2019, various pipeline rights-of-way contracts and a land lease were acquired, assumed, renewed or otherwise entered into, primarily in conjunction with acquiring the Mobile Bay Properties.  For these contracts and the existing office lease with future payments, a ROU asset and a corresponding lease liability was calculated based on our assumptions of the term, inflation rates and incremental borrowing rates.  The term of each pipeline right-of-way contract is 10 years with various effective dates, and each has an option to renew for up to another ten years.  It is expected renewals beyond 10 years can be obtained as renewals were granted to the previous lessees.  The land lease has an option to renew every five years extending to 2085.  The expected term of the rights-of way and land leases was estimated to approximate the life of the related reserves.   The expected term for the office lease was based on management's plans.  We recorded ROU assets and lease liabilities using a discount rate of 9.75% for the office lease and 10.75% for the other leases due to their longer expected term.

Minimum future lease payments were estimated assuming expected terms of the leases and estimated inflation escalations of payments for certain leases.  Undiscounted future minimum payments as of December 31, 2019 are as follows: 2020 - $2.9 million; 2021 - $0.3 million; 2022 - $0.3 million; 2023 - $0.5 million; and 2024 and beyond - $11.0 million.  During 2019, 2018 and 2017, expense recognized related to these right-of-way and office space leases was $2.9 million, $3.4 million and $3.0 million, respectively.  The following table provides the amounts included in our Consolidated Balance Sheet related to these leases (in thousands):

December 31, 2019
ROU assets	$7,936

Lease liability:
Accrued liabilities	$2,716
Other liabilities	4,419
Total lease liability	$7,135

During 2019, we incurred short-term lease costs related to drilling rigs of $22.2 million, net to our interest, of which the majority of such costs were recorded within Oil and natural gas properties, net, on the Consolidated Balance Sheet.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Insurance Reimbursements

During 2017, we received insurance reimbursements of $31.7 million related to hurricane damage incurred in prior years.  Cash receipts from insurance proceeds are included within Net cash provided by operating activities in the Consolidated Statements of Cash Flows and are primarily recorded as reductions in Oil and natural gas properties and other, net on the Consolidated Balance Sheets, with some amounts recorded as reductions in Lease operating expense, General and administrative expenses and Other income (expense), net in the Consolidated Statements of Operations.  No insurance reimbursements were received during 2019 and 2018, and as of December 31, 2019, there were no significant outstanding insurance claims.

9. Restricted Deposits for ARO

Restricted deposits as of December 31, 2019 and 2018 consisted of funds escrowed for collateral related to the future plugging and abandonment obligations of certain oil and natural gas properties.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments

During 2019, 2018 and 2017, we entered into commodity contracts for crude oil and natural gas which related to a portion of our expected production for the time frames covered by the contracts.  The crude oil contracts were based on West Texas Intermediate (“WTI”) crude oil prices as quoted off the New York Mercantile Exchange (“NYMEX”).  The natural gas contracts are based on Henry Hub natural gas prices as quoted off the NYMEX.  The open contracts as of December 31, 2019 are presented in the following tables:

Crude Oil: Calls - Bought, Priced off WTI (NYMEX)
Beginning Period	Termination Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Strike Price
January 2020	May 2020	10,000	1,520,000	$61.00
June 2020	December 2020	10,000	2,140,000	$67.50

Crude Oil: Swap, Priced off WTI (NYMEX)
Beginning Period	Termination Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Strike Price
January 2020	May 2020	1,500	228,000	$60.80
January 2020	May 2020	5,000	760,000	$61.00
January 2020	May 2020	3,500	532,000	$60.85

Crude Oil: Collars - Bought, Priced off WTI (NYMEX)
Beginning Period	Termination Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Put Option Strike Price (Bought)	Call Option Strike Price (Sold)
June 2020	December 2020	9,000	1,926,000	$45.00	$63.50
June 2020	December 2020	1,000	214,000	$45.00	$63.60

(1)	Bbls = Barrels

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Natural Gas Calls - Bought, Priced off Henry Hub (NYMEX)
Beginning Period	Termination Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Strike Price
January 2020	December 2022	40,000	43,840,000	$3.00

(2)	MMBtu = Million British Thermal Units

The following amounts were recorded in the Consolidated Balance Sheets in the categories presented and include the fair value of open contracts and closed contracts, which had not yet settled (in thousands):

	December 31,
	2019	2018
Prepaid and other assets – current	$7,266	$60,687
Other assets – non-current	2,653	21,275
Accrued liabilities	1,785	—

The amounts recorded on the Consolidated Balance Sheets are on a gross basis.  If these were recorded on a net settlement basis, it would not have resulted in any differences in reported amounts.

Changes in the fair value and settlements of our commodity derivative contracts were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Derivative loss (gain)	$59,887	$(53,798)	$(4,199)

Cash receipts (payments), net, on commodity derivative contract settlements, which include derivative premium payments, are included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows and were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Derivative cash receipts (payments), net	$13,941	$(28,164)	$4,199

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Awards and Cash-Based Awards

Incentive Compensation Plan

The W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan, and subsequent amendments, (the “Plan”) was approved by our shareholders.  The Plan covers the Company’s eligible employees and consultants and includes both cash and share-based compensation awards.  The Plan grants the Compensation Committee of the Board of Directors administrative authority over all participants, and grants the CEO with authority over the administration of awards granted to participants that are not subject to section 16 of the Exchange Act (as applicable, the “Compensation Committee”).

Pursuant to the terms of the Plan, the Compensation Committee establishes the vesting or performance criteria applicable to the award and may use a single measure or combination of business measures as described in the Plan.  Also, individual goals may be established by the Compensation Committee.  Performance awards may be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, or other awards related to stock, and awards may be paid in cash, stock, or any combination of cash and stock, as determined by the Compensation Committee.  The performance awards granted under the Plan can be measured over a performance period of up to 10 years and annual incentive awards (a type of performance award) will generally be paid within 90 days following the applicable year end.

Share-based Awards: Restricted Stock Units

During 2019, 2018 and 2017, the Company granted RSUs under the Plan to certain of its employees.  RSUs are a long-term compensation component and are granted to certain employees, and are subject to satisfaction of certain predetermined performance criteria and adjustments at the end of the applicable performance period based on the results achieved.

As of December 31, 2019, there were 10,874,043 shares of common stock available for issuance in satisfaction of awards under the Plan.  The shares available for issuance are reduced on a one-for-one basis when RSUs are settled in shares of common stock, net of withholding tax through the withholding of shares.  The Company has the option following vesting to settle RSUs in stock or cash, or a combination of stock and cash.  During 2019 and 2018, only shares of common stock were used to settle all vested RSUs.  During 2017, cash was used to settle vested RSUs related to the retirement of an executive officer and shares of common stock were used to settle all other vested RSUs. The Company expects to settle RSUs that vest in the future using shares of common stock.

RSUs currently outstanding relate to the 2019 and 2018 grants, which were subject to predetermined performance criteria applied against the applicable performance period.  These RSUs continue to be subject to employment-based criteria and vesting generally occurs in December of the second year after the grant.  See the table below for anticipated vesting by year.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2019, RSUs granted were subject to adjustments based on achievement of a combination of performance criteria, which was comprised of: (i) net income before net interest expense; income tax (benefit) expense; depreciation, depletion, amortization and accretion; unrealized commodity derivative gain or loss; amortization of derivative premiums; bad debt reserve; litigation; and other (“Adjusted EBITDA”) for 2019 and (ii) Adjusted EBITDA as a percent of total revenue (“Adjusted EBITDA Margin”) for 2019.  Adjustments range from 0% to 100% based upon actual results compared against pre-defined performance levels.  For 2019, the Company achieved below target and above threshold for both Adjusted EBITDA and Adjusted EBITDA Margin, therefore only a portion of the amount granted will be eligible for vesting.

During 2018, RSUs granted were subject to adjustments based on achievement of a combination of performance criteria, which was comprised of: (i) Adjusted EBITDA for 2018 and (ii) Adjusted EBITDA Margin for 2018.  Adjustments range from 0% to 100% based upon actual results compared against pre-defined performance levels.  For 2018, the Company achieved target for both Adjusted EBITDA and Adjusted EBITDA Margin.

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

A summary of activity related to RSUs is as follows:

	2019		2018		2017
	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, beginning of period	3,355,917	$3.90	5,765,251	$2.48	6,107,248	$2.73
Granted	994,698	4.51	988,955	6.90	2,128,879	2.76
Vested	(1,475,373)	2.76	(2,261,665)	2.21	(2,108,553)	3.45
Forfeited	(1,260,520)	3.37	(1,136,624)	2.68	(362,323)	2.87
Nonvested, end of period	1,614,722	$5.73	3,355,917	$3.90	5,765,251	$2.48

Subject to the satisfaction of service conditions, the RSUs outstanding as of December 31, 2019 are eligible to vest in the year indicated in the table below:

Restricted Stock Units
2020	821,656
2021	793,066
Total	1,614,722

RSUs fair value at grant date - During 2019, 2018 and 2017, the grant date fair value of RSUs granted was $4.5 million, $6.8 million and $5.9 million, respectively.

RSUs fair value at vested date - The fair value of the RSUs that vested during 2019, 2018 and 2017 was $7.0 million, $11.0 million and $5.5 million, respectively, based on the Company’s closing price on the vesting date.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Awards: Restricted Stock

Under the Directors Compensation Plan, shares of restricted stock (“Restricted Shares”) were issued in 2019, 2018 and 2017 to the Company’s non-employee directors as a component of their compensation arrangement.  Vesting occurs upon completion of the specified vesting period and one-third of each grant vests each year over a three-year period.  The holders of Restricted Shares generally have the same rights as a shareholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares.  Restricted Shares are subject to forfeiture until vested and cannot be sold, transferred or otherwise disposed of during the restriction period.

As of December 31, 2019, there were 82,620 shares of common stock available for issuance in satisfaction of awards under the Directors Compensation Plan.  Reductions in shares available are made when Restricted Shares are granted.

A summary of activity related to Restricted Shares is as follows:

	2019		2018		2017
	Restricted Shares	Weighted Average Grant Date Fair Value Per Share	Restricted Shares	Weighted Average Grant Date Fair Value Per Share	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, beginning of period	181,832	$3.08	246,528	$2.27	161,296	$3.47
Granted	46,360	6.04	41,544	6.74	147,372	1.90
Vested	(105,012)	2.67	(106,240)	2.64	(62,140)	4.51
Nonvested, end of period	123,180	$4.55	181,832	$3.08	246,528	$2.27

Subject to the satisfaction of service conditions, the Restricted Shares outstanding as of December 31, 2019 are expected to vest as follows:

Restricted Shares
2020	78,428
2021	29,304
2022	15,448
Total	123,180

Restricted stock fair value at grant date - The grant date fair value of restricted stock granted during 2019, 2018 and 2017 was $0.3 million each year for all years presented based on the Company’s closing price on the date of grant.

Restricted stock fair value at vested date - The fair value of the restricted stock that vested during 2019, 2018 and 2017 was $0.5 million, $0.7 million and $0.1 million, respectively, based on the Company’s closing price on the date of vesting.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

A summary of compensation expense under share-based payment arrangements is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Share-based compensation expense from:
Restricted stock units	$3,410	$3,260	$7,785
Restricted stock	280	280	280
Total	$3,690	$3,540	$8,065

As of December 31, 2019, unrecognized share-based compensation expense related to our awards of RSUs and Restricted Shares was $5.1 million and $0.4 million, respectively.  Unrecognized compensation expense will be recognized through November 2021 for our RSUs and April 2022 for our Restricted Shares.

Cash-based Awards

In addition to share-based compensation, short-term, cash-based awards were granted under the Plan to substantially all eligible employees in 2019, 2018 and 2017.  The short-term, cash-based awards, which are generally a short-term component of the Plan, are performance-based awards consisting of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each of such criteria.  In addition, these cash-based awards included an additional financial condition requiring Adjusted EBITDA less reported Interest Expense Incurred for any fiscal quarter plus the three preceding quarters to exceed defined levels measured over defined time periods for each cash-based award.  During 2018, long-term, cash awards were granted to certain employees subject to pre-define performance criteria.  Expense is recognized over the service period once the business criteria, individual performance criteria and financial condition are met.

●

For the 2019 cash-based awards, a portion of the business criteria and individual performance criteria were achieved.  The financial condition requirement of Adjusted EBITDA less reported Interest Expense Incurred exceeding $200 million over four consecutive quarters was achieved; therefore, incentive compensation expense was recognized in 2019 for a portion of the 2019 cash-based awards.  Payments are expected to be made in March 2020 and are subject to all the terms of the 2019 Annual Incentive Award Agreement.

●	In 2018, the Company, as part of its long-term incentive program, granted cash awards to certain employees that will vest over a three-year service period.

●

For the 2018 long-term, cash-based awards, incentive compensation expense was determined based on the Company achieving certain performance metrics for 2018 and is being recognized over the September 2018 to November 2020 period (the service period of the award).  The 2018 long-term, cash-based awards will be eligible for payment on December 14, 2020 subject to participants meeting certain employment-based criteria.

●

For the 2018 short-term, cash-based awards, incentive compensation expense was determined based on the Company achieving certain performance metrics for 2018 combined with individual performance criteria for 2018 and was recognized over the January 2018 to February 2019 period.  The 2018 short-term, cash-based awards were paid during March 2019.

●

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Awards and Cash-Based Awards Compensation Expense

A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Share-based compensation included in:
General and administrative	$3,690	$3,540	$8,065
Cash-based incentive compensation included in:
Lease operating expense	2,206	3,596	2,101
General and administrative	8,897	9,586	5,032
Total charged to operating income	$14,793	$16,722	$15,198

12. Employee Benefit Plan

We maintain a defined contribution benefit plan (the “401(k) Plan”) in compliance with Section 401(k) of the Internal Revenue Code (“IRC”), which covers those employees who meet the 401(k) Plan’s eligibility requirements.  From March 5, 2016 to March 1, 2017, the Company suspended matching contributions.  During the time periods where matching occurred, the Company’s matching contribution was 100% of each participant’s contribution up to a maximum of 6% of the participant’s eligible compensation, subject to limitations imposed by the IRC.  The 401(k) Plan provides 100% vesting in Company match contributions on a pro rata basis over five years of service (20% per year).  Our expenses relating to the 401(k) Plan were $2.0 million, $2.0 million, and $1.4 million for 2019, 2018 and 2017, respectively.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes

Income Tax (Benefit) Expense

Components of income tax (benefit) expense were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current	$(11,092)	$35	$(12,786)
Deferred	(64,102)	500	217
Total income tax (benefit) expense	$(75,194)	$535	$(12,569)

Reconciliation

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to our income tax (benefit) expense is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax (benefit) expense at the federal statutory rate	$(233)	$52,366	$23,490
Compensation adjustments	971	457	664
State income taxes	(175)	560	63
Uncertain tax position	(11,523)	—	—
Impact of U.S. tax reform	—	487	105,933
Gain on exchange of debt	—	—	(24,981)
Valuation allowance	(64,704)	(53,980)	(118,643)
Other	470	645	905
Total income tax (benefit) expense	$(75,194)	$535	$(12,569)

Our effective tax rate for the years 2019, 2018 and 2017 differed from the applicable federal statutory rate of 21.0% for 2019 and 2018 and 35.0% for 2017 primarily due to the impact of the valuation allowance on our deferred tax assets, which is discussed below.  As a result, effective tax rates for the years presented above are not meaningful.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax liabilities:
Property and equipment	$21,647	$—
Derivatives	—	11,139
Investment in non-consolidated entity	14,716	6,875
Other	2,283	812
Total deferred tax liabilities	38,646	18,826
Deferred tax assets:
Property and equipment	—	3,934
Derivatives	1,409	—
Asset retirement obligations	76,924	65,811
Federal net operating losses	15,265	10,039
State net operating losses	7,393	7,133
Interest expense limitation carryover	48,458	41,814
Share-based compensation	965	583
Valuation allowance	(54,436)	(117,764)
Other	6,584	7,091
Total deferred tax assets	102,562	18,641
Net deferred tax assets (liabilities)	$63,916	$(185)

Income Taxes Receivable

As of December 31, 2019, we have a current income tax receivable of $1.9 million which relates primarily to a net operating loss (“NOL”) carryback claim for 2017 that was carried back to prior years.  As of December 31, 2018, we had current income taxes receivable of $54.1 million which primarily relates to our NOL carryback claims for the years 2012, 2013 and 2014 that were carried back to prior years.  These carryback claims, in addition to the 2017 claim, were made pursuant to IRC Section 172(f) (related to rules regarding “specified liability losses”), which permits certain platform dismantlement, well abandonment and site clearance costs to be carried back 10 years.  During 2019, we received refunds of $51.8 million and made income tax payments of $0.1 million.  Additionally, we received $4.5 million in interest income associated with the refunds in 2019.  During 2018, we received refunds of $11.1 million and made income tax payments of $0.1 million.  During 2017, we received refunds of $11.9 million and made income tax payments of $0.2 million.  The refunds received in 2019, 2018 and 2017 were primarily due to the net operating loss carryback claims under Code Section 172 (f).

Net Operating Loss and Interest Expense Limitation Carryover

The table below presents the details of our net operating loss and interest expense limitation carryover as of December 31, 2019 (in thousands):

	Amount	Expiration Year
Federal net operating loss	$72,692	2037
State net operating loss	122,155	2026-2038
Interest expense limitation carryover	223,928	N/A

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Allowance

During 2019 and 2018, we recorded a decrease in the valuation allowance of $63.3 million and $53.8 million, respectively, related to federal and state deferred tax assets.  Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods.  The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible.   In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.

Throughout 2019, the Company has been assessing the realizability of our deferred tax assets by considering positive factors such as, when considering the Company’s results for the twelve months ended December 31, 2017, 2018 and 2019, the Company has cumulative pre-tax income.  Based on the assessment, we determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and operating costs demonstrated that a portion of the Company’s net deferred tax assets would more likely than not be realized.  During 2019, we released $64.1 million of the valuation allowance, resulting in an income tax benefit in 2019.  The portion of the valuation allowance remaining relates to state net operating losses and the disallowed interest limitation carryover under IRC section 163(j).  As of December 31, 2019, the Company’s valuation allowance was $54.4 million.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law and we applied the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the TCJA in 2018 and 2017.  As a result of the enactment of the TCJA, our net deferred tax assets and its respective valuation allowance were adjusted downwards by $105.9 million as of December 31, 2017.  Our Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flow for the year 2017 were not materially impacted as a result of the provisional re-measurement of our net deferred tax assets and its related valuation allowance.

Uncertain Tax Positions

The table below sets forth the beginning and ending balance of the total amount of unrecognized tax benefits.  The settlement of our net operating loss carryback claims with the IRS effectively allowed us to also settle our uncertain tax position which resulted in a change in our unrecognized tax benefits and materially impacted our income tax benefit.

Reconciliation of the balances of our uncertain tax positions are as follows (in thousands):

	December 31,
	2019	2018
Balance, beginning of period	$9,482	$9,482
Decrease during the period	(9,482)	—
Balance, end of period	$—	$9,482

We recognize interest and penalties related to uncertain tax positions in income tax expense.  For 2018 and 2017, the amounts recognized in income tax expense were immaterial.

Years open to examination

The tax years from 2016 through 2019 remain open to examination by the tax jurisdictions to which we are subject.

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

The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income	$74,086	$248,827	$79,682
Less portion allocated to nonvested shares	1,371	9,727	3,244
Net income allocated to common shares	$72,715	$239,100	$76,438
Weighted average common shares outstanding	140,583	139,002	137,617
Basic and diluted earnings per common share	$0.52	$1.72	$0.56

15. Supplemental Cash Flow Information

The following table reflects our supplemental cash flow information (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental cash items:
Cash paid for interest (1)	$66,720	$61,501	$65,873
Cash paid for income taxes	51	138	185
Cash refunds received for income taxes	51,833	11,126	11,906
Cash paid for share-based compensation (2)	—	1,130	874
Cash received for interest income	7,720	2,385	315

Non-cash investing activities:
Accruals of property and equipment	29,662	18,575	33,003
ARO - additions, dispositions and revisions, net	37,440	19,877	21,245

(1)

During 2018 and 2017, cash paid for interest included amounts related to the debt instruments issued during 2016, which were accounted for under ASC 470-60 and recorded against the carrying value of the debt instruments on the Consolidated Balance Sheets and included in financing activities on the Consolidated Statements of Cash Flows.  No interest was capitalized in the periods presented.

(2)

During 2019, only common shares were used to settle vested RSUs and Restricted Shares.  During 2018 and 2017, cash was used to settle vested RSUs related to the retirement of executive officers and shares of common stock were used to settle all other vested RSUs and to settle Restricted Shares.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Commitments

See Note 7 for information on leases.

Pursuant to the Purchase and Sale Agreement with Total E&P, we may fulfill security requirements related to ARO for certain properties through securing surety bonds, or through making payments to an escrow account under a formula pursuant to the agreement, or a combination thereof, until certain prescribed thresholds are met. Once the threshold is met for that year, excess funds in the escrow account are returned to us.  As of December 31, 2019, we had surety bonds related to the agreement with Total E&P totaling $90.7 million and had no amounts in escrow. The threshold escalates to $103.0 million for 2023 in $3.0 million per year increments.

Pursuant to the Purchase and Sale Agreement with Shell Offshore Inc. (“Shell”) related to ARO for certain properties, we have surety bonds that are subject to re-appraisal by either party.  As of December 31, 2019, neither party had requested a re-appraisal to be made.  The current security requirement of $64.0 million, which we have met, could be increased up to $94.0 million depending on certain conditions and circumstances.

Pursuant to the Purchase and Sale Agreement with Exxon related to ARO for certain properties, we were required to obtain $27.3 million of surety bonds.  This amount increases on June 1 of the following years to $30.0 million - 2020; $33.0 million - 2021; $36.3 million - 2022; $40.0 million - 2023; $44.0 million - 2024, and future increases in increments ranging $4.0 million to $9.0 million per year until the total amount reaches $114.0 million in 2034.  We may request a redetermination with Exxon every two years by providing certain documentation as provided in the purchase agreement.  We are required to maintain this scheduled level of bonds until the properties are fully plugged, abandoned, and restored in accordance with applicable laws and regulations.

Pursuant to the Purchase and Sale Agreement with Conoco related to ARO for certain properties, we were required to obtain $49.0 million of surety bonds and are required to maintain this level of bonds until the properties are fully plugged, abandoned, and restored in accordance with applicable laws and regulations.

During 2019, 2018 and 2017, we had surety bonds primarily related to our decommissioning obligations or ARO.  Total expenses related to surety bonds, inclusive of the surety bonds in connection with the Total E&P and Shell agreements described above, were $4.7 million, $5.9 million and $5.7 million during 2019, 2018 and 2017, respectively.  The amount of future commitments is dependent on rates charged in the market place and when asset retirements are completed.  Estimated future expenses related to surety bonds were based on current market prices and estimates of the timing of asset retirements, of which some wells and structures are estimated to extend to 2065.  Future payment estimates are: 2020–$4.6  million; 2021–$4.6 million; 2022–$4.6 million; 2023 - $4.7 million, 2024 - $4.7 million and thereafter–$52.0 million.  Future surety bond costs may change due to a number of factors, including changes and interpretations of regulations by the BOEM.

As of December 31, 2019, we had $6.9 million of collateral deposits for certain sureties related to certain surety bonds for appeals submitted to the Interior Board of Land Appeals (the “IBLA”).

In conjunction with the purchase of an interest in the Heidelberg field, we assumed contracts with certain pipeline companies that contain minimum quantities obligations that extend to 2028.  For 2019 and 2018, expense recognized for the difference between the quantities shipped and the minimum obligations was $4.5 million and $2.3 million, respectively.  As of December 31, 2019, the estimated future costs are: 2020–$3.7 million; 2021–$2.2 million; 2022–$1.6 million; 2023–$1.2 million; 2024 - $0.8 million and thereafter–$1.3 million.

We have no drilling rig commitments as of December 31, 2019.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Related Parties

During 2019, 2018 and 2017, there were certain transactions between us and other companies our CEO either controlled or in which he had an ownership interest.  Our CEO owns an aircraft that the Company used for business purposes and the CEO used for his personal matters pursuant to his employment contract, and these costs were paid by the Company.  Airplane services transactions were approximately $1.2 million, $1.3 million and $1.2 million for the years 2019, 2018 and 2017, respectively.  Our CEO has ownership interests in certain wells operated by us (such ownership interests pre-date our initial public offering).  Revenues are disbursed and expenses are collected in accordance with ownership interest.  Proportionate insurance premiums were paid to us and proportionate collections of insurance reimbursements attributable to damage on certain wells were disbursed.  A company that provides marine transportation and logistics services to W&T employs the spouse of our CEO.  The rates charged for these marine and transportation services were either equal to or below rates charged by non-related, third-party companies.  Payments to such company totaled $22.8 million, $21.0 million and $22.8 million in 2019, 2018 and 2017, respectively.  The spouse received commissions partially based on services rendered to W&T which were approximately $0.2 million in 2019, 2018 and 2017.  During 2018, an entity controlled by our CEO participated in the Senior Second Lien Note issuance for an $8.0 million principal commitment on the same terms as the other lenders.  See Note 4 for information on a related party transaction concerning Monza.

18. Contingencies

Apache Lawsuit

On December 15, 2014, Apache filed a lawsuit against the Company, Apache Deepwater, L.L.C. vs. W&T Offshore, Inc., alleging that W&T breached the joint operating agreement related to, among other things, the abandonment of three deepwater wells in the Mississippi Canyon area of the Gulf of Mexico.  A trial court judgment was rendered from the U.S. District Court for the Southern District of Texas on May 31, 2017 directing the Company to pay Apache $49.5 million including prejudgment interest, attorney's fees and costs.  We unsuccessfully appealed that judgment through a process ending with the denial of a writ of certiorari to the United States Supreme Court.  A deposit of $49.5 million we made in June of 2017 with the registry of the court was distributed during 2019 pursuant to an agreement with Apache.

Due to funds being distributed during 2019, amounts previously recorded of $49.5 million in Other assets (long-term) and $49.5 million recorded in Other liabilities (long-term) on the Consolidated Balance Sheet as of December 31, 2018 were reversed during 2019 and interest income of $1.9 million was recorded in Interest expense, net on the Consolidated Statements of Operations in 2019.

Appeal with ONRR

 In 2009, we recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through our subsea pipeline systems.  In 2010, the ONRR audited our calculations and support related to this usage fee, and in 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken.  We recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, we disagree with the position taken by the ONRR.  We filed an appeal with the ONRR, which was denied in May 2014.  On June 17, 2014, we filed an appeal with the IBLA under the Department of the Interior.  On January 27, 2017, the IBLA affirmed the decision of the ONRR requiring W&T to pay approximately $4.7 million in additional royalties. We filed a motion for reconsideration of the IBLA decision on March 27, 2017.  Based on a statutory deadline, we filed an appeal of the IBLA decision on July 25, 2017 in the U.S. District Court for the Eastern District of Louisiana.  We were required to post a bond in the amount of $7.2 million and cash collateral of $6.9 million in order to appeal the IBLA decision.  On December 4, 2018, the IBLA denied our motion for reconsideration.  On February 4, 2019, we filed our first amended complaint, and the government has filed its Answer in the Administrative Record.  On July 9, 2019, we filed an Objection to the Administrative Record and Motion to Supplement the Administrative Record, asking the court to order the government to file a complete privilege log with the record.  Following a hearing on July 31, 2019, the Court ordered the government to file a complete privilege log.  In an Order dated December 18, 2019, the court ordered the government to produce certain contracts subject to a protective order and to produce the remaining documents in dispute to the court for in camera review.  We are waiting for the results of that review.  Once the issues concerning the administrative record are resolved, the parties will file cross-motions for summary judgment.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalties-In-Kind (“RIK”)

 Under a program of the Minerals Management Service (“MMS”) (a Department of Interior ("DOI") agency and predecessor to the ONRR), royalties must be paid “in-kind” rather than in value from federal leases in the program.  The MMS added to the RIK program our lease at the East Cameron 373 field beginning in November 2001, where in some months we over delivered volumes of natural gas and under delivered volumes of natural gas in other months for royalties owed.  The MMS elected to terminate receiving royalties in-kind in October 2008, causing the imbalance to become fixed for accounting purposes.  The MMS ordered us to pay an amount based on its interpretation of the program and its calculations of amounts owed.  We disagreed with MMS’s interpretations and calculations and filed an appeal with the IBLA, of which the IBLA ruled in MMS’ favor.  We filed an appeal with the District Court of the Western District of Louisiana, who assigned the case to a magistrate to review and issue a ruling, and the District Court upheld the magistrate’s ruling on May 29, 2018.  We filed an appeal on July 24, 2018.  Part of the ruling was in favor of our position and part was in favor of MMS’ position.  We appealed the ruling to the U.S. Fifth Circuit Court of Appeals and the government filed a cross-appeal.  The Fifth Circuit issued its ruling on December 23, 2019, holding that, while the DOI has statutory authority to switch the method of royalty payment from volumes ("in-kind") to cash ("in value"), the "cashout" methodology that the DOI ordered W&T to implement was unenforceable because that methodology was a "substantive rule" that the DOI adopted in violation of the Administrative Procedure Act.  In addition, the Fifth Circuit held that the DOI's claim was unlawfully inflated because DOI improperly failed to give W&T credit for all royalty volumes delivered. The Fifth Circuit remanded the case to the district court to implement the court's decision on appeal.  Based on the combination of (i) the DOI's concessions concerning the scope of W&T's liability (e.g., that W&T is only liable for its working interest share of the royalty volumes at issue), and (ii) the Fifth Circuit's ruling, we estimate that the value of the DOI's claim against W&T is no greater than $0.25 million and have adjusted the liability reserve for this matter as of December 31, 2019 to such amount.

Notices of Proposed Civil Penalty Assessment

During 2019 and 2018, we did not pay any civil penalties to the BSEE related to Incidents of Noncompliance (“INCs”) at various offshore locations.  We currently have nine open civil penalties issued by the BSEE from INCs, which have not been settled as of the filing date of this Form 10-K.  The INCs underlying these open civil penalties cite alleged non-compliance with various safety-related requirements and procedures occurring at separate offshore locations on various dates ranging from July 2012 to January 2018.  The proposed civil penalties for these INCs total $7.7 million.  As of December 31, 2019 and December 31, 2018, we have accrued approximately $3.5 million, which is our best estimate of the final settlements once all appeals have been exhausted.  Our position is that the proposed civil penalties are excessive given the specific facts and circumstances related to these INCs.  We are exploring the possibility of settling these civil penalties with the BSEE.

Royalties – “Unbundling” Initiative

The ONRR has publicly announced an “unbundling” initiative to revise the methodology employed by producers in determining the appropriate allowances for transportation and processing costs that are permitted to be deducted in determining royalties under Federal oil and gas leases.  The ONRR’s initiative requires re-computing allowable transportation and processing costs using revised guidance from the ONRR going back 84 months for every gas processing plant that processed our gas. In the second quarter of 2015, pursuant to the initiative, we received requests from the ONRR for additional data regarding our transportation and processing allowances on natural gas production related to a specific processing plant. We also received a preliminary determination notice from the ONRR asserting that our allocation of certain processing costs and plant fuel use at another processing plant was not allowed as deductions in the determination of royalties owed under Federal oil and gas leases. We have submitted revised calculations covering certain plants and time periods to the ONRR. As of the filing date of this Form 10-K, we have not received a response from the ONRR related to our submissions.  These open ONRR unbundling reviews, and any further similar reviews, could ultimately result in an order for payment of additional royalties under our Federal oil and gas leases for current and prior periods.  During 2019, 2018 and 2017, we paid $0.4 million, $0.6 million and $1.6 million, respectively, of additional royalties and expect to pay more in the future. We are not able to determine the range of any additional royalties or if such amounts would be material.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Surety Bond Issuers’ Collateral Requirements

The issuers of surety bonds in some cases have requested and received additional collateral related to surety bonds for plugging and abandonment activities. We may be required to post collateral at any time pursuant to the terms of our agreement with various sureties under our existing bonds, if they so demand at their discretion. We did not receive any such collateral demands from surety bond providers during 2019 or 2018.

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

19. Selected Quarterly Financial Data—UNAUDITED

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2019
Revenues	$116,080	$134,701	$132,221	$151,894
Operating (loss) income	(30,976)	37,379	35,399	16,847
Net (loss) income (1)	(47,761)	36,389	75,899	9,559
Basic and diluted (loss) earnings per common share	(0.34)	0.25	0.53	0.07

Year Ended December 31, 2018
Revenues	$134,213	$149,612	$153,459	$143,422
Operating income	38,739	48,467	57,147	102,674
Net income (1)	27,640	36,083	46,260	138,844
Basic and diluted earnings per common share	0.19	0.25	0.32	0.96

(1)

During 2019, we recorded a derivative loss (gain) of $48.9 million, ($1.8) million, ($5.9) million, and $18.7 million in the first, second, third and fourth quarters, respectively.   During 2019, we recorded income tax expense (benefit) of $0.2 million, ($11.7) million, ($55.5) million and ($8.2) million in the first, second, third and fourth quarters, respectively.  During the fourth quarter of 2018, we recorded a gain on debt transactions of $47.1 million and a derivative gain of $59.7 million.  See Note 2, Note 9 and Note 13 for additional information.

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

Capitalized Costs

Net capitalized costs related to our oil, NGLs and natural gas producing activities are as follows (in millions):

	December 31,
	2019	2018	2017
Net capitalized cost:
Proved oil and natural gas properties and equipment	$8,532.2	$8,169.9	$8,102.0
Accumulated depreciation, depletion and amortization related to oil, NGLs and natural gas activities	(7,793.3)	(7,665.1)	(7,525.0)
Net capitalized costs related to producing activities	$738.9	$504.8	$577.0

Costs Incurred In Oil and Gas Property Acquisition, Exploration and Development Activities

The following costs were incurred in oil and gas acquisition, exploration, and development activities (in millions):

	Year Ended December 31,
	2019	2018	2017
Costs incurred: (1)
Proved properties acquisitions	$223.8	$24.1	$1.1
Exploration (2) (3)	30.6	49.9	62.0
Development	114.5	56.2	92.5
Total costs incurred in oil and gas property acquisition, exploration and development activities	$368.9	$130.2	$155.6

(1)

Includes net additions from capitalized ARO of $37.5 million, $20.3 million and $21.3 million during 2019, 2018 and 2017, respectively.  These adjustments for ARO are associated with acquisitions, liabilities incurred, divestitures and revisions of estimates.

(2)	Includes seismic costs of $7.8 million, $1.5 million and $0.5 million incurred during 2019, 2018 and 2017, respectively.
(3)	Includes geological and geophysical costs charged to expense of $5.7 million, $5.4 million and $4.2 million during 2019, 2018 and 2017, respectively.

Depreciation, depletion, amortization and accretion expense

The following table presents our depreciation, depletion, amortization and accretion expense per barrel equivalent (“Boe”) of products sold:

	Year Ended December 31,
	2019	2018	2017
Depreciation, depletion, amortization and accretion per Boe	$10.01	$11.24	$10.68

Oil and Natural Gas Reserve Information

There are numerous uncertainties in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve information represents estimates only and are inherently imprecise and may be subject to substantial revisions as additional information such as reservoir performance, additional drilling, technological advancements and other factors become available.  Decreases in the prices of oil, NGLs and natural gas could have an adverse effect on the carrying value of our proved reserves, reserve volumes and our revenues, profitability and cash flow.  We are not the operator with respect to 10.7% of our proved developed non-producing reserves as of December 31, 2019 so we may not be in a position to control the timing of all development activities.  We are the operator for substantially all of our proved undeveloped reserves as of December 31, 2019.  In prior years, we were not the operator of substantially all proved undeveloped reserves.

The following sets forth estimated quantities of our net proved, proved developed and proved undeveloped oil, NGLs and natural gas reserves.  All of the reserves are located in the United States with all located in state and federal waters in the Gulf of Mexico.  The reserve estimates exclude insignificant royalties and interests owned by the Company due to the unavailability of such information.  In addition to other criteria, estimated reserves are assessed for economic viability based on the unweighted average of first-day-of-the-month commodity prices over the period January through December for the year in accordance with definitions and guidelines set forth by the SEC and the FASB.  The prices used do not purport, nor should it be interpreted, to present the current market prices related to our estimated oil and natural gas reserves.  Actual future prices and costs may differ materially from those used in determining our proved reserves for the periods presented.  The prices used are presented in the section below entitled “Standardized Measure of Discounted Future Net Cash Flows”.

				Total Energy Equivalent Reserves (1)
	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Oil Equivalent (MMBoe)	Natural Gas Equivalent (Bcfe)
Proved reserves as of Dec. 31, 2016	32.9	8.2	197.8	74.0	444.0
Revisions of previous estimates (2)	4.5	0.7	25.8	9.6	57.4
Extensions and discoveries (3)	4.1	0.3	5.4	5.2	31.3
Production	(7.1)	(1.4)	(36.8)	(14.6)	(87.4)
Proved reserves as of Dec. 31, 2017	34.4	7.8	192.2	74.2	445.3
Revisions of previous estimates (4)	11.6	2.8	40.4	21.1	126.7
Extensions and discoveries (5)	0.5	0.3	7.7	2.1	12.6
Purchase of minerals in place (6)	1.5	0.4	9.4	3.4	20.7
Sales of minerals in place (7)	(2.2)	(0.2)	(7.2)	(3.5)	(21.2)
Production	(6.7)	(1.3)	(32.0)	(13.3)	(80.0)
Proved reserves as of Dec. 31, 2018	39.1	9.8	210.5	84.0	504.1
Revisions of previous estimates (8)	1.4	(1.5)	(16.9)	(3.0)	(18.2)
Extensions and discoveries (9)	0.9	0.1	1.2	1.1	6.7
Purchase of minerals in place (10)	3.1	17.4	417.6	90.1	540.9
Production	(6.7)	(1.3)	(41.3)	(14.8)	(89.0)
Proved reserves as of Dec. 31, 2019	37.8	24.5	571.1	157.4	944.5

Year-end proved developed reserves:
2019	28.0	21.7	504.9	133.8	802.9
2018	31.5	7.8	166.8	67.0	402.2
2017	26.1	7.2	173.5	62.2	373.3

Year-end proved undeveloped reserves:
2019 (11)	9.8	2.8	66.2	23.6	141.6
2018	7.6	2.0	43.7	17.0	101.9
2017	8.3	0.6	18.7	12.0	72.0

Volume measurements:
MMBbls – million barrels for crude oil, condensate or NGLs	Bcf – billion cubic feet
MMBoe – million barrels of oil equivalent	Bcfe – billion cubic feet of gas equivalent

(1)

The conversion to barrels of oil equivalent and cubic feet equivalent were determined using the energy-equivalent ratio of six Mcf of natural gas to one barrel of crude oil, condensate or NGLs (totals may not compute due to rounding). The energy-equivalent ratio does not assume price equivalency, and the energy-equivalent prices for crude oil, NGLs and natural gas may differ significantly.

(2)

Primarily related to upward revisions at our Mississippi Canyon 698 (Big Bend) field, our Fairway field, our Ewing Bank 910 field and our Viosca Knoll 783 (Tahoe/SE Tahoe) field.  Additionally, increases of 3.4 MMBoe were due to price revisions.

(3)	Primarily related to extensions and discoveries at our Ship Shoal 349 (Mahogany) field of 3.5 MMBoe and at our Main Pass 286 field of 1.5 MMBoe.

(4)	Primarily related to upward revisions at our Mahogany field and our Ship Shoal 028 field. Additionally, increases of 2.3 MMBoe were due to price revisions.

(5)	Primarily related to extensions and discoveries of 1.3 MMBoe at our Viosca Knoll 823 (Virgo) field and 0.7 MMBoe at our Ewing Bank 910 field.

(6)	Primarily related to our Ship Shoal 028 field and our Green Canyon 859 field (Heidelberg).

(7)	Primarily related to conveyance of interest in properties related to the JV Drilling Program.

(8)

Increases primarily related to upward revisions to our Ship Shoal 028 field and our Main Pass 108 field.  Decreases of 10.0 MMBoe were due to price revisions for all proved reserves, which include estimated price revisions of the purchase of minerals in place from the date of purchase to December 31, 2019.

(9)	Primarily related to extensions and discoveries of 0.9 MMBoe at our Mississippi Canyon 800 (Gladden) field.

(10)	Primarily related to the Mobile Bay Properties and Magnolia acquisitions

(11)

We believe that we will be able to develop all but 2.5 MMBoe (approximately 11%) of the total of 23.6 MMBoe reserves classified as proved undeveloped (“PUDs”) at December 31, 2019, within five years from the date such reserves were initially recorded.  The lone exceptions are at the Mississippi Canyon 243 field (Matterhorn) and Virgo deepwater fields where future development drilling has been planned as sidetracks of existing wellbores due to conductor slot limitations and rig availability.  Two sidetrack PUD locations, one each at Matterhorn and Virgo, will be delayed until an existing well is depleted and available to sidetrack.  We also plan to recomplete and convert an existing producer at Matterhorn to water injection for improved recovery following depletion of existing well.  Based on the latest reserve report, these PUD locations are expected to be developed in 2021 and 2022.

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

	December 31,
	2019	2018	2017	2016
Oil - per barrel	$58.11	$65.21	$46.58	$36.28
NGLs per barrel	18.72	29.73	22.65	16.82
Natural gas per Mcf	2.63	3.13	2.86	2.47

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

	Year Ended December 31,
	2019	2018	2017
Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows	$4,153.8	$3,500.9	$2,328.8
Future costs:
Production	(1,901.1)	(958.5)	(813.8)
Development	(297.3)	(272.4)	(157.4)
Dismantlement and abandonment	(497.4)	(355.9)	(361.9)
Income taxes	(170.5)	(293.9)	(74.8)
Future net cash inflows before 10% discount	1,287.5	1,620.2	920.9
10% annual discount factor	(300.6)	(553.2)	(180.3)
Total	$986.9	$1,067.0	$740.6

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Changes in Standardized Measure
Standardized measure, beginning of year	$1,067.0	$740.6	$478.3
Increases (decreases):
Sales and transfers of oil and gas produced, net of production costs	(315.8)	(398.1)	(315.3)
Net changes in price, net of future production costs	(376.4)	571.5	288.0
Extensions and discoveries, net of future production and development costs	27.0	53.6	119.3
Changes in estimated future development costs	(6.0)	(114.7)	(38.9)
Previously estimated development costs incurred	19.3	48.4	102.8
Revisions of quantity estimates	116.4	307.6	106.4
Accretion of discount	107.4	50.5	30.2
Net change in income taxes	62.9	(133.4)	(54.7)
Purchases of reserves in-place	298.3	27.8	—
Sales of reserves in-place	—	(54.1)	—
Changes in production rates due to timing and other	(13.2)	(32.7)	24.5
Net (decrease) increase	(80.1)	326.4	262.3
Standardized measure, end of year	$986.9	$1,067.0	$740.6

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of December 31, 2019 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, is set forth in “Management’s Report on Internal Control over Financial Reporting” included under Part II, Item 8 in this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8 in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.3**	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1*	2004 Directors Compensation Plan of W&T Offshore, Inc. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed May 3, 2004 (File No. 333-115103))

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

10.11

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

10.12

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

10.13

Sixth Amended and Restated Credit Agreement, dated as of October 18, 2018, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 24, 2018 (File No. 001-32414))

10.14**	First Amendment to Sixth Amended and Restated Credit Agreement, dated November 27, 2019, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto.

10.15**	Second Amendment to Sixth Amended and Restated Credit Agreement, dated February 24, 2020, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto.

10.16*	Form of 2016 Executive Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed November 3, 2016 (File No. 001-32414))

10.17*	Form of 2017 Executive Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed May 4, 2017 (File No. 001-32414))

10.18*	Form of Executive Annual Incentive Agreement for Fiscal 2018 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2018 (File No. 001-32414))

10.19*	Form of 2018 Executive Long Term Incentive Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2018 (File No. 001-32414))

10.20	Form of Executive Annual Incentive Award Agreement for Fiscal Year 2019 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 001-32414)).

10.21*	Form of 2019 Executive Long Term Incentive Plan Agreement (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 001-32414)).

10.22	Purchase and Sale Agreement, dated as of January 1, 2019, between Exxon Mobil Corporation, Mobil Oil Exploration & Producing Southeast Inc., XH, LLC, Exxon Mobile Bay Limited Partnership, ExxonMobil U.S. Properties Inc. and W&T Offshore, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed August 1, 2019 (File No. 001-32414))

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of W&T Offshore, Inc. pursuant to 18 U.S.C. § 1350.

99.1**	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

*	Management Contract or Compensatory Plan or Arrangement.
**	Filed or furnished herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2020.

W&T OFFSHORE, INC.
By:	/s/ Janet Yang
Janet Yang
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2020.

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