Form 10-Q
period 2020-03-31
W&T OFFSHORE INC
filed 2020-06-23
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of June 19, 2020, there were 141,778,318 shares outstanding of the registrant’s common stock, par value $0.00001.

Explanatory Note:

As previously disclosed in the Current Report on Form 8-K filed by W&T Offshore, Inc. (the “Company”) on May 5, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), originally due on May 11, 2020, would be delayed due to circumstances related to the outbreak of the coronavirus disease 2019 (“COVID-19”).

In particular, COVID-19 and related precautionary responses had caused the institution of work-from-home policies for our corporate offices which had limited our employees’ access to our facilities and disrupted our normal interactions and workflows among our accounting, financial and legal personnel and other staff and service providers involved in the completion of our quarterly review and preparation of the Quarterly Report. These restrictions had slowed the completion of our internal quarterly review, including evaluating the various impacts of COVID-19 on our financial statements, and our ability to prepare and complete the Quarterly Report in a timely manner.

The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of the Quarterly Report.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$47,574	$32,433
Receivables:
Oil and natural gas sales	35,413	57,367
Joint interest and other, net	12,277	19,400
Income taxes	1,861	1,861
Total receivables	49,551	78,628
Prepaid expenses and other assets (Note 1)	78,658	30,691
Total current assets	175,783	141,752

Oil and natural gas properties and other, net - at cost (Note 1)	730,044	748,798

Restricted deposits for asset retirement obligations	15,574	15,806
Deferred income taxes	57,418	63,916
Other assets (Note 1)	30,084	33,447
Total assets	$1,008,903	$1,003,719
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$61,729	$102,344
Undistributed oil and natural gas proceeds	28,176	29,450
Advances from joint interest partners	18,285	5,279
Asset retirement obligations	2,803	21,991
Accrued liabilities (Note 1)	34,428	30,896
Total current liabilities	145,421	189,960

Long-term debt: (Note 2)
Principal	677,525	730,000
Carrying value adjustments	(9,467)	(10,467)
Long term debt - carrying value	668,058	719,533

Asset retirement obligations, less current portion	361,297	333,603
Other liabilities (Note 1)	16,464	9,988
Commitments and contingencies	—	—
Shareholders’ deficit:
Preferred stock, $0.00001 par value; 20,000 shares authorized; 0 issued for both dates presented	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 144,538 issued and 141,669 outstanding for both dates presented	1	1
Additional paid-in capital	548,098	547,050
Retained deficit	(706,269)	(772,249)
Treasury stock, at cost; 2,869 shares for both dates presented	(24,167)	(24,167)
Total shareholders’ deficit	(182,337)	(249,365)
Total liabilities and shareholders’ deficit	$1,008,903	$1,003,719

See Notes to Condensed Consolidated Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Oil	$84,650	$86,703
NGLs	6,452	6,448
Natural gas	29,300	21,838
Other	3,726	1,091
Total revenues	124,128	116,080
Operating costs and expenses:
Lease operating expenses	54,775	43,456
Production taxes	916	416
Gathering and transportation	5,449	6,423
Depreciation, depletion, amortization and accretion	39,126	33,766
General and administrative expenses	13,963	14,109
Derivative (gain) loss	(61,912)	48,886
Total costs and expenses	52,317	147,056
Operating income (loss)	71,811	(30,976)
Interest expense, net	17,110	16,282
Gain on purchase of debt	(18,501)	—
Other expense, net	723	331
Income (loss) before income tax expense	72,479	(47,589)
Income tax expense	6,499	172
Net income (loss)	$65,980	$(47,761)
Basic and diluted earnings (loss) per common share	$0.46	$(0.34)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, December 31, 2018	140,644	$1	$545,705	$(846,335)	2,869	$(24,167)	$(324,796)
Share-based compensation	—	—	(78)	—	—	—	(78)
Net loss	—	—	—	(47,761)	—	—	(47,761)
Balances, March 31, 2019	140,644	$1	$545,627	$(894,096)	2,869	$(24,167)	$(372,635)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, December 31, 2019	141,669	$1	$547,050	$(772,249)	2,869	$(24,167)	$(249,365)
Share-based compensation	—	—	1,048	—	—	—	1,048
Net income	—	—	—	65,980	—	—	65,980
Balances, March 31, 2020	141,669	$1	$548,098	$(706,269)	2,869	$(24,167)	$(182,337)

See Notes to Condensed Consolidated Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$65,980	$(47,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	39,126	33,766
Amortization of debt items and other items	1,625	1,152
Share-based compensation	1,048	(78)
Derivative (gain) loss	(61,912)	48,886
Cash receipts on derivative settlements, net	4,404	11,948
Gain on purchase of debt	(18,501)	—
Deferred Income taxes	6,499	172
Changes in operating assets and liabilities:
Oil and natural gas receivables	21,954	6,496
Joint interest receivables	7,123	(2,986)
Prepaid expenses and other assets	11,011	(4,269)
Asset retirement obligation settlements	(249)	(254)
Cash advances from JV partners	13,006	44,644
Accounts payable, accrued liabilities and other	(6,790)	(6,871)
Net cash provided by operating activities	84,324	84,845
Investing activities:
Investment in oil and natural gas properties and equipment	(33,575)	(31,581)
Acquisition of property interest	(2,002)	—
Purchases of furniture, fixtures and other	(70)	—
Net cash used in investing activities	(35,647)	(31,581)
Financing activities:
Repayments on credit facility	(25,000)	—
Purchase of Senior Second Lien Notes	(8,536)	—
Debt issuance costs and other	—	(441)
Net cash used in financing activities	(33,536)	(441)
Increase in cash and cash equivalents	15,141	52,823
Cash and cash equivalents, beginning of period	32,433	33,293
Cash and cash equivalents, end of period	$47,574	$86,116

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Events.  The pandemic spread of the disease caused by a new strain of coronavirus (“COVID-19”) and other worldly events have significantly impacted the price of crude oil and the demand for crude oil beginning in March of 2020.  While crude oil prices have partially recovered in June 2020 from recent historical lows in April 2020, the perceived risks and volatility have increased in 2020 to date compared to recent years.  See Note 12, Subsequent Events, for additional information.

Accounting Standard Updates effective January 1, 2020

Credit Losses -  In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) and subsequently issued additional guidance on this topic.  The new guidance eliminates the probable recognition threshold and broadens the information to consider past events, current conditions and forecasted information in estimating credit losses. The amendment did not have a material impact on our financial statements and did not affect the opening balance of Retained Deficit.

Derivatives and Hedging - In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and subsequently issued additional guidance on this topic.  The amendments in ASU 2017-12 require an entity to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported.  This presentation enables users of financial statements to better understand the results and costs of an entity’s hedging program.  Also, relative to current GAAP, this approach simplifies the financial statement reporting for qualifying hedging relationships.  As we do not designate our commodity derivative instruments as qualifying hedging instruments, this amendment did not impact the presentation of the changes in fair values of our commodity derivative instruments on our financial statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition.  We recognize revenue from the sale of crude oil, natural gas liquids (“NGLs”), and natural gas when our performance obligations are satisfied.  Our contracts with customers are primarily short-term (less than 12 months).  Our responsibilities to deliver a unit of crude oil, NGL, and natural gas under these contracts represent separate, distinct performance obligations.  These performance obligations are satisfied at the point in time control of each unit is transferred to the customer.  Pricing is primarily determined utilizing a particular pricing or market index, plus or minus adjustments reflecting quality or location differentials.

Credit Risk and Allowance for Credit Losses.   Our revenue has been concentrated in certain major oil and gas companies.  For the year ended December 31, 2019 and for the three months ended March 31, 2020, approximately 63% and 57%, respectively, of our revenue was from three major oil and gas companies and a substantial majority of our receivables were from sales with major oil and gas companies.  We also have receivables related to joint interest arrangements primarily with mid-size oil and gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies.  A loss methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected.  The loss methodology uses historical data, current market conditions and forecasts of future economic conditions.  Our maximum exposure at any time would be the receivable balance.  The receivables, Joint interest and other, net, reported on the Condensed Consolidated Balance Sheets are reduced for the allowance for credit losses.  The roll forward of the allowance for credit losses is as follows:

Allowance for credit losses, December 31, 2019	$9,898
Additional provisions	36
Uncollectible accounts written off	—
Allowance for credit losses, March 31, 2020	$9,934

Prepaid Expenses and Other Assets.  The amounts recorded are expected to be realized within one year and the major categories are presented in the following table (in thousands):

	March 31, 2020	December 31, 2019
Derivatives - current (1)	$64,039	$7,266
Unamortized bond/insurance premiums	4,478	4,357
Prepaid deposits related to royalties	7,555	7,980
Prepayment to vendors	1,825	10,202
Other	761	886
Prepaid expenses and other assets	$78,658	$30,691

(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net – At Cost.  Oil and natural gas properties and equipment are recorded at cost using the full cost method.  There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	March 31, 2020	December 31, 2019
Oil and natural gas properties and equipment, at cost	$8,546,778	$8,532,196
Furniture, fixtures and other	20,387	20,317
Total property and equipment	8,567,165	8,552,513
Less: Accumulated depreciation, depletion and amortization	7,837,121	7,803,715
Oil and natural gas properties and other, net	$730,044	$748,798

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Assets (long-term). The major categories are presented in the following table (in thousands):

	March 31, 2020	December 31, 2019
Right-of-Use assets (Note 7)	$12,745	$7,936
Unamortized debt issuance costs	3,458	3,798
Investment in White Cap, LLC	2,917	2,590
Unamortized brokerage fee for Monza	2,881	3,423
Proportional consolidation of Monza's other assets (Note 4)	4,222	5,308
Derivative assets	2,847	2,653
Appeal bond deposits	—	6,925
Other	1,014	814
Total other assets (long-term)	$30,084	$33,447

Accrued Liabilities.  The major categories are presented in the following table (in thousands):

	March 31, 2020	December 31, 2019
Accrued interest	$24,497	$10,180
Accrued salaries/payroll taxes/benefits	2,715	2,377
Incentive compensation plans	1,069	9,794
Litigation accruals	3,673	3,673
Lease liability (Note 7)	2,472	2,716
Derivatives - current	—	1,785
Other	2	371
Total accrued liabilities	$34,428	$30,896

Other Liabilities (long-term).  The major categories are presented in the following table (in thousands):

	March 31, 2020	December 31, 2019
Dispute related to royalty deductions	$4,687	$4,687
Dispute related to royalty-in-kind	250	250
Derivatives	1,245	—
Lease liability (Note 7)	9,581	4,419
Other	701	632
Total other liabilities (long-term)	$16,464	$9,988

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Long-Term Debt

The components of our long-term debt are presented in the following table (in thousands):

	March 31, 2020	December 31, 2019
Credit Agreement borrowings	$80,000	$105,000

Senior Second Lien Notes:
Principal	597,525	625,000
Unamortized debt issuance costs	(9,467)	(10,467)
Total Senior Second Lien Notes	588,058	614,533

Total long-term debt	$668,058	$719,533

Credit Agreement

On October 18, 2018, we entered into the Sixth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which matures on October 18, 2022.  The primary terms and covenants associated with the Credit Agreement are as follows, with capitalized terms defined under the Credit Agreement:

•	As of March 31, 2020, the borrowing base was $250.0 million.

•

Letters of credit may be issued in amounts up to $30.0 million, provided sufficient availability under the Credit Agreement exists.  As of March 31, 2020 and December 31, 2019, we had $5.8 million of letters of credit issued and outstanding under the Credit Agreement.

•	For the period ended March 31, 2020, the Leverage Ratio must not exceed 3.00 to 1.00.

•	For the period ended March 31, 2020, the Current Ratio must be maintained at greater than 1.00 to 1.00.

Availability under the Credit Agreement is subject to semi-annual redeterminations of our borrowing base in or around May and November of each calendar year, and additional redeterminations may be requested at the discretion of either the lenders or the Company.  The borrowing base is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria.  Any redetermination by our lenders to change our borrowing base will result in a similar change in the availability under the Credit Agreement.  See Note 12, Subsequent Events, for revisions to certain terms of the Credit Agreement, including the borrowing base, Leverage Ratio and collateral, resulting from the Spring 2020 semi-annual redetermination.

The Credit Agreement is collateralized by a first priority lien on properties constituting at least 85% of the total proved reserves of the Company as set forth on reserve reports required to be delivered under the Credit Agreement and certain personal property.  The annualized interest rate on borrowings outstanding for the three months ended March 31, 2020 was 4.5%, which excludes debt issuance costs, commitment fees and other fees.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.75% Senior Second Lien Notes Due 2023

On October 18, 2018, we issued $625.0 million of 9.75% Senior Second Lien Notes due 2023 (the “Senior Second Lien Notes”), which were issued at par with an interest rate of 9.75% per annum and mature on November 1, 2023, and are governed under the terms of the Indenture of the Senior Second Lien Notes (the “Indenture”).  The estimated annual effective interest rate on the Senior Second Lien Notes is 10.4%, which includes amortization of debt issuance costs.  Interest on the Senior Second Lien Notes is payable in arrears on May 1 and November 1 of each year.

During the three months ended March 31, 2020, we acquired $27.5 million in principal of our outstanding Senior Second Lien Notes for $8.5 million and recorded a non-cash gain on purchase of debt of $18.5 million, which included a reduction of $0.4 million related to the write-off of unamortized debt issuance costs. The Company purchased additional Senior Second Lien Notes subsequent to March 31, 2020 (refer to Note 12, Subsequent Events).

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

Covenants

As of March 31, 2020 and for all prior measurement periods, we were in compliance with all applicable covenants of the Credit Agreement and the Indenture.

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

The following table presents the fair value of our open derivative financial instruments (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Derivatives instruments - open contracts, current	$54,358	$6,921
Derivatives instruments - open contracts, long-term	2,847	2,653

Liabilities:
Derivatives instruments - open contracts, current	—	1,785
Derivatives instruments - open contracts, long-term	1,245	—

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

The following table presents the carrying value and fair value of our long-term debt (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Credit Agreement	$80,000	$80,000	$105,000	$105,000
Senior Second Lien Notes	588,058	136,421	614,533	597,188

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Joint Venture Drilling Program

In March 2018, W&T and two other initial members formed and initially funded Monza, which jointly participates with us in the exploration, drilling and development of certain drilling projects (the “Joint Venture Drilling Program”) in the Gulf of Mexico.  Subsequent to the initial closing, additional investors joined as members of Monza during 2018 and total commitments by all members, including W&T's commitment to fund its retained interest in Monza projects held outside of Monza, are $361.4 million.  Through March 31, 2020, nine wells have been completed.  As of March 31, 2020, one additional well was drilled to target depth, but not completed as of this date.  W&T contributed 88.94% of its working interest in certain identified undeveloped drilling projects to Monza and retained 11.06% of its working interest.  The Joint Venture Drilling Program is structured so that we initially receive an aggregate of 30.0% of the revenues less expenses, through both our direct ownership of our retained working interest in the Monza projects and our indirect interest through our interest in Monza, for contributing 20.0% of the estimated total well costs plus associated leases and providing access to available infrastructure at agreed-upon rates.  Any exceptions to this structure are approved by the Monza board.  W&T is the operator for seven of the nine wells completed through March 31, 2020.

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

Through March 31, 2020, members of Monza made partner capital contributions, including our contributions of working interest in the drilling projects, to Monza totaling $289.3 million and received cash distributions totaling $45.9 million.  Our net contribution to Monza, reduced by distributions received, as of March 31, 2020 was $57.1 million.  W&T is obligated to fund certain cost overruns to the extent they occur, subject to certain exceptions, for the Joint Venture Drilling Program wells above budgeted and contingency amounts, of which the total exposure cannot be estimated at this time.

Consolidation and Carrying Amounts

Our interest in Monza is considered to be a variable interest that we account for using proportional consolidation.  Through March 31, 2020, there have been no events or changes that would cause a redetermination of the variable interest status.  We do not fully consolidate Monza because we are not considered the primary beneficiary of Monza.  As of March 31, 2020, in the Consolidated Balance Sheet, we recorded $15.1 million, net, in Oil and natural gas properties and other, net, $4.2 million in Other assets, $0.1 million in ARO and $2.4 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  As of December 31, 2019, in the Consolidated Balance Sheet, we recorded $16.1 million, net, in Oil and natural gas properties and other, net, $5.3 million in Other assets, $0.1 million in ARO and $2.7 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  Additionally, during the three months ended March 31, 2020 and during the year ended December 31, 2019, we called on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of March 31, 2020 and December 31, 2019 were $18.3 million and $5.3 million, respectively, which are included in the Consolidated Balance Sheet in Advances from joint interest partners.  For the three months ended March 31, 2020, in the Consolidated Statement of Operations, we recorded $3.3 million in Total revenues and $3.1 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.  For the three months ended March 31, 2019, in the Consolidated Statement of Operations, we recorded $1.6 million in Total revenues and, $0.9 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Asset Retirement Obligations

Our asset retirement obligations (“ARO”) represent the estimated present value of the amount incurred to plug, abandon and remediate our properties at the end of their productive lives.

A summary of the changes to our ARO is as follows (in thousands):

Balances, December 31, 2019	$355,594
Liabilities settled	(249)
Accretion of discount	5,716
Liabilities incurred, including acquisitions	2,704
Revisions of estimated liabilities	335
Balances, March 31, 2020	364,100
Less current portion	2,803
Long-term	$361,297

6.	Derivative Financial Instruments

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

We entered into commodity contracts for crude oil and natural gas which related to a portion of our expected future production.  The crude oil contracts are based on West Texas Intermediate (“WTI”) crude oil prices and the natural gas contracts are based off the Henry Hub prices, both of which are quoted off the New York Mercantile Exchange (“NYMEX”).  The open contracts as of March 31, 2020 are presented in the following tables:

Crude Oil: Open Swap Contracts, Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Weighted Average Strike Price
Apr 2020 - May 2020	10,000	610,000	$ 60.92

Crude Oil: Open Call Contracts - Bought, Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Strike Price
Apr 2020 - May 2020	10,000	610,000	$ 61.00

June 2020 - Dec. 2020	10,000	2,140,000	$ 67.50

(1)	Bbls = Barrels

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Crude Oil: Open Collar Contracts - Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Put Option Weighted Strike Price (Bought)	Call Option Weighted Strike Price (Sold)
June 2020 - Dec. 2020	10,000	2,140,000	$ 45.00	$ 63.51

Natural Gas: Open Collar Contracts, Priced off Henry Hub (NYMEX)
Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Put Option Strike Price (Bought)	Call Option Strike Price (Sold)
May 2020 - Dec. 2022	40,000	39,000,000	$ 1.83	$ 3.00

Natural Gas: Open Call Contracts, Bought, Priced off Henry Hub (NYMEX)
Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Strike Price
May 2020 - Dec. 2022	40,000	39,000,000	$ 3.00

(2)	MMBtu = Million British Thermal Units

The following amounts were recorded in the Condensed Consolidated Balance Sheets in the categories presented and include the fair value of open contracts, and closed contracts which had not yet settled (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid expenses and other assets	$ 64,039	$ 7,266
Other assets (long-term)	2,847	2,653
Accrued liabilities	—	1,785
Other liabilities (long-term)	1,245	—

The amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.  If these were recorded on a net settlement basis, it would not have resulted in any material differences in reported amounts.

Changes in the fair value and settlements of our commodity derivative contracts were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Derivative (gain) loss	$ (61,912)	$ 48,886

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash receipts on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash receipts on derivative settlements, net	$4,404	$11,948

7.	Leases

Our contract arrangements accounted for under the applicable GAAP for lease contracts consist of office leases, a land lease and various pipeline right-of-way contracts.  For these contracts, a right-of-use ("ROU") asset and lease liability was established based on our assumptions of the term, inflation rates and incremental borrowing rates.

During the three months ended March 31, 2020, we terminated the existing office lease and executed a new lease on separate office space.  The remaining term of the current office lease extends to December 2020.  The term of the new office lease extends to February 2032.  When calculating the ROU asset and lease liability at the commencement of the new office lease, we have reduced future cash outflows by the lease incentive to be received.

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

We recorded ROU assets and lease liabilities using a discount rate of 9.75% for the office leases and 10.75% for the other leases due to their longer expected term.

Amounts related to leases recorded within our Condensed Consolidated Balance Sheet are as follows (in thousands):

	March 31, 2020	December 31, 2019
ROU assets	$12,745	$7,936

Lease liability:
Accrued liabilities	$2,472	$2,716
Other liabilities	9,581	4,419
Total lease liability	$12,053	$7,135

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of March 31, 2020, there were 10,874,043 shares of common stock available for issuance in satisfaction of awards under the Plan.  The shares available for issuance are reduced on a one-for-one basis when RSUs are settled in shares of common stock, which shares of common stock are issued net of withholding tax through the withholding of shares.  The Company has the option following vesting to settle RSUs in stock or cash, or a combination of stock and cash. The Company expects to settle RSUs that vest in the future using shares of common stock.

RSUs currently outstanding relate to the 2019 and 2018 grants.  The 2019 and 2018 grants were subject to predetermined performance criteria applied against the applicable performance period.  All the RSUs currently outstanding are subject to employment-based criteria and vesting generally occurs in December of the second year after the grant.  See the table below for anticipated vesting by year.

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

A summary of activity related to RSUs during the three months ended March 31, 2020 is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Nonvested, December 31, 2019	1,614,722	$5.73
Forfeited	(22,645)	6.37
Nonvested, March 31, 2020	1,592,077	5.72

For the outstanding RSUs issued to the eligible employees as of March 31, 2020, vesting is expected to occur as follows (subject to forfeitures):

Restricted Stock Units
2020	803,995
2021	788,082
Total	1,592,077

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Awards to Non-Employee Directors.  Under the W&T Offshore, Inc. 2004 Directors Compensation Plan (as amended from time to time, the “Director Compensation Plan”), shares of restricted stock (“Restricted Shares”) have been granted to the Company’s non-employee directors.  Grants to non-employee directors were made during 2019, 2018 and 2017.  As of March 31, 2020, there were 82,620 shares of common stock available for issuance in satisfaction of awards under the Director Compensation Plan.  During the second quarter of 2020, our shareholders approved increasing the shares available by 500,000 shares.  During the second quarter of 2020, 109,376 Restricted Shares were granted to non-employee directors.  The shares available are reduced on a one-to-one basis when Restricted Shares are granted.

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

There was no activity related to Restricted Shares during the three months ended March 31, 2020.

For the outstanding Restricted Shares issued to the non-employee directors as of March 31, 2020, vesting is expected to occur as follows (subject to any forfeitures):

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

	Three Months Ended March 31,
	2020	2019
Share-based compensation expense from:
Restricted stock units (1)	$978	$(148)
Restricted Shares	70	70
Total	$1,048	$(78)

(1)	For the three months ended March 31, 2019, share-based compensation expense includes adjustments for a former executive's' forfeitures.

Unrecognized Share-Based Compensation.  As of March 31, 2020, unrecognized share-based compensation expense related to our awards of RSUs and Restricted Shares was $4.0 million and $0.4 million, respectively.  Unrecognized share-based compensation expense will be recognized through November 2021 for RSUs and April 2022 for Restricted Shares.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash-Based Incentive Compensation.  In addition to share-based compensation, short-term, cash-based awards were granted under the Plan to substantially all eligible employees in 2019 and 2018.  The short-term, cash-based awards, which are generally a short-term component of the Plan, are performance-based awards consisting of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each of such criteria.  In addition, these cash-based awards included an additional financial condition requiring Adjusted EBITDA less reported Interest Expense Incurred (terms as defined in the awards) for any fiscal quarter plus the three preceding quarters to exceed defined levels measured over defined time periods for each cash-based award.  During 2018, long-term, cash awards were granted to certain employees subject to pre-defined performance criteria.  Expense is recognized over the service period once the business criteria, individual performance criteria and financial condition are met.

•

For the 2019 cash-based awards, a portion of the business criteria and individual performance criteria were achieved.  The financial condition requirement of Adjusted EBITDA less reported Interest Expense Incurred exceeding $200 million over four consecutive quarters was achieved; therefore, incentive compensation expense was recognized over the January 2019 to February 2020 period (the service period of the award).  Payments were made in March 2020 and are subject to all the terms of the 2019 Annual Incentive Award Agreement.

•	In 2018, the Company, as part of its long-term incentive program, granted cash awards to certain employees that will vest over a three-year service period.

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

A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Share-based compensation included in:
General and administrative expenses	$1,048	$(78)
Cash-based incentive compensation included in:
Lease operating expense (1)	849	(123)
General and administrative expenses (1)	3,631	2,095
Total charged to operating income	$5,528	$1,894

(1)	Includes adjustments of accruals to actual payments.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Income Taxes

Tax Expense and Tax Rate.  Income tax expense for the three months ended March 31, 2020 and 2019 was $6.5 million and $0.2 million, respectively.  For the three months ended March 31, 2020, our effective tax rate primarily differed from the statutory Federal tax rate for adjustments recorded related to the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020.  The CARES Act modified certain income tax statutes, including changes related to the business interest expense limitation under Code Section 163(j).  For the three months ended March 31, 2019, immaterial deferred income tax expense was recorded due to dollar-for-dollar offsets by our valuation allowance.  Our effective tax rate was 9.0% for the three months ended March 31, 2020 and was not meaningful for the three months ended March 31, 2019.

Valuation Allowance.  Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods.  The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible.   In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.

As of March 31, 2020 and December 31, 2019, our valuation allowance was $47.8 million and $54.4 million, respectively, and relates primarily to state net operating losses and the disallowed interest limitation carryover.

Income Taxes Receivable.  As of March 31, 2020 and December 31, 2019, we had current income taxes receivable of $1.9 million, which relates primarily to a net operating loss  (“NOL”) carryback claim for 2017 that was carried back to prior years.

During the three months ended March 31, 2020 and 2019, we did not receive any income tax claims or make any income tax payments of significance.

The tax years 2016 through 2019 remain open to examination by the tax jurisdictions to which we are subject.

10.	Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss)  per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$65,980	$(47,761)
Less portion allocated to nonvested shares	791	—
Net income (loss) allocated to common shares	$65,189	$(47,761)
Weighted average common shares outstanding	141,546	140,462

Basic and diluted earnings (loss) per common share	$0.46	$(0.34)

Shares excluded due to being anti-dilutive (weighted-average)	—	3,342

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Contingencies

Appeal with the Office of Natural Resources Revenue (“ONRR”).  In 2009, we recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through our subsea pipeline systems.  In 2010, the ONRR audited our calculations and support related to this usage fee, and in 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken.  We recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, we disagree with the position taken by the ONRR.  We filed an appeal with the ONRR, which was denied in May 2014.  On June 17, 2014, we filed an appeal with the IBLA under the Department of the Interior.  On January 27, 2017, the IBLA affirmed the decision of the ONRR requiring W&T to pay approximately $4.7 million in additional royalties. We filed a motion for reconsideration of the IBLA decision on March 27, 2017.  Based on a statutory deadline, we filed an appeal of the IBLA decision on July 25, 2017 in the U.S. District Court for the Eastern District of Louisiana.  We were required to post a bond in the amount of $7.2 million and cash collateral of $6.9 million with the surety in order to appeal the IBLA decision, of which the cash collateral held by the surety was subsequently returned during the first quarter of 2020.  On December 4, 2018, the IBLA denied our motion for reconsideration.  On February 4, 2019, we filed our first amended complaint, and the government has filed its Answer in the Administrative Record.  On July 9, 2019, we filed an Objection to the Administrative Record and Motion to Supplement the Administrative Record, asking the court to order the government to file a complete privilege log with the record.  Following a hearing on July 31, 2019, the Court ordered the government to file a complete privilege log.  In an Order dated December 18, 2019, the court ordered the government to produce certain contracts subject to a protective order and to produce the remaining documents in dispute to the court for in camera review.  Following in camera review, the Court upheld the government’s assertion of privilege, and the parties are proceeding with drafting Cross-Motions for Summary Judgment, which will be the basis for the court’s ruling.  We anticipate that briefing will be complete in the Fall of 2020.

Royalties – “Unbundling” Initiative.   The ONRR has publicly announced an “unbundling” initiative to revise the methodology employed by producers in determining the appropriate allowances for transportation and processing costs that are permitted to be deducted in determining royalties under Federal oil and gas leases.  The ONRR’s initiative requires re-computing allowable transportation and processing costs using revised guidance from the ONRR going back 84 months for every gas processing plant that processed our gas. In the second quarter of 2015, pursuant to the initiative, we received requests from the ONRR for additional data regarding our transportation and processing allowances on natural gas production related to a specific processing plant. We also received a preliminary determination notice from the ONRR asserting that our allocation of certain processing costs and plant fuel use at another processing plant was not allowed as deductions in the determination of royalties owed under Federal oil and gas leases. We have submitted revised calculations covering certain plants and time periods to the ONRR. As of the filing date of this Form 10-Q, we have not received a response from the ONRR related to our submissions.  These open ONRR unbundling reviews, and any further similar reviews, could ultimately result in an order for payment of additional royalties under our Federal oil and gas leases for current and prior periods.  While the amounts paid for the three months ended March 31, 2020 and 2019 were immaterial, we are not able to determine the range of any additional royalties or, if and when assessed, whether such amounts would be material.

Notices of Proposed Civil Penalty Assessment.  During the three months ended March 31, 2020 and 2019, we did not pay any civil penalties to the Bureau of Safety and Environmental Enforcement ("BSEE") related to Incidents of Noncompliance (“INCs”) at various offshore locations.  We currently have nine open civil penalties issued by the BSEE from INCs, which have not been settled as of the filing date of this Form 10-Q.  The INCs underlying these open civil penalties cite alleged non-compliance with various safety-related requirements and procedures occurring at separate offshore locations on various dates ranging from July 2012 to January 2018.  The proposed civil penalties for these INCs total $7.7 million.  As of March 31, 2020 and December 31, 2019, we have accrued approximately $3.5 million, which is our best estimate of the final settlements once all appeals have been exhausted.  Our position is that the proposed civil penalties are excessive given the specific facts and circumstances related to these INCs.  We are exploring the possibility of settling these civil penalties with the BSEE.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Subsequent Events

COVID-19 Impacts on Economic Environment.  On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of COVID-19 and the risks to the international community as the virus spread globally beyond its point of origin.  In March 2020, the WHO classified the COVID-19 as a pandemic based on the rapid increase in exposure globally.

The COVID-19 pandemic has significantly impacted the global crude oil supply-demand balance causing a substantial decrease in crude oil prices and increasing the volatility of the market.  Domestic natural gas prices have remained relatively stable and have experienced less volatility.  This economic environment has caused oil and gas operators to reduce their capital expenditure budgets, reduce activity and shut-in significant production.  The full impact of the COVID-19 pandemic and the volatility in crude oil prices continue to evolve as of the date of this Quarterly Report.  However, the scope and length of this economic downturn and the ultimate effect on the prices of crude oil and natural gas cannot be determined and we could be adversely affected in future periods.

We are actively monitoring the impact on our results of operations, financial position, and liquidity for the remainder of 2020.  In response to the market changes, we have reduced our capital expenditure budget for the remainder of 2020, experienced production shut-ins from non-operated oil and gas properties and shut-in a limited number of our operated oil and gas properties

Purchase of Senior Second Lien Notes.  During the second quarter of 2020, approximately $45.1 million of  Senior Second Lien Notes were purchased in the open market for approximately $15.4 million.

Paycheck Protection Program (“PPP”).  On April 15, 2020, the Company received $8.4 million under the U.S. Small Business Administration (“SBA”) PPP.  The Company expects that it will not be required to repay any of the funds received; however, we can give no assurances on the outcome of the SBA’s decision on the matter.  Should the Company be required to repay all or a portion of the funds received under the PPP (the PPP “Loan”), the Loan would mature on April 10, 2025 and accrue interest at 1%.

Spring 2020 Borrowing Base Redetermination.  On June 17, 2020, the lenders under the Credit Agreement completed their semi-annual borrowing base redetermination and entered into the Third Amendment and Waiver (the “Third Amendment”) to the Credit Agreement. Although the Company had not violated any covenants, the Third Amendment provides less stringent covenant requirements given the recent changes in the oil and gas markets.  The Third Amendment includes the following changes, among other things, to the Credit Agreement:

•	The borrowing base under the Credit Agreement was reduced from $250.0 million to $215.0 million.

•	Increase the interest rate margin by 25 basis points.

•	Amend the financial covenants as follows:

•	From the period ended June 30, 2020 through the period ended December 31, 2021 (the "Waiver Period"), the Company will not be required to comply with the Leverage Ratio covenant.

•

During the Waiver Period, the Company will be required to maintain a 2.00 to 1.00 ratio limit of first lien debt outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX for the trailing four quarters.

•

Increase the requirement to provide first priority liens on properties constituting at least 85% of total proved reserves of the Company as set forth on reserve reports required to be delivered under the Credit Agreement to 90%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future.  These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Known material risks that may affect our financial condition and results of operations are discussed in Item 1A, Risk Factors, and market risks are discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, Part II, Item 1A, Risk Factors, and may be discussed or updated from time to time in subsequent reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We assume no obligation, nor do we intend to update these forward-looking statements.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries.

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico.  We currently have under lease approximately 815,000 gross acres (550,000 net acres) spanning across the OCS off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 595,000 gross acres on the conventional shelf and approximately 220,000 gross acres in the deepwater.  A majority of our daily production is derived from wells we operate.  Our interest in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiary, W & T Energy VI, LLC, a Delaware limited liability company and through our proportionately consolidated interest in Monza, as described in more detail in Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part I, Item 1 in this Form 10-Q.

Recent Events

Due to circumstances related to the outbreak of COVID-19, various measures have been taken by federal, state and local governments to reduce the rate of spread of COVID-19.  These measures and other factors have resulted in a decrease of general economic activity and a corresponding decrease in global and domestic energy demand impacting commodity pricing.  In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) have negatively impacted crude oil prices.  These rapid and unprecedented events have pushed crude oil storage near capacity and driven prices down significantly.  These events have been the primary cause of the significant supply-and-demand imbalance for oil, significantly lowering oil pricing.  These conditions may continue to exist in future periods, constraining our ability to store and move production to downstream markets, or affecting future decisions to delay or curtail development activity or temporarily shut-in production which could further reduce cash flow.

The Company has responded to COVID-19 events and current economic conditions as follows:

•

Our capital expenditure forecast for 2020 has been reduced significantly from our initial budget in response to the unprecedented decrease in crude oil prices experienced in the first quarter of 2020.  Excluding acquisitions and plugging and abandonment expenditures, we are currently estimating capital expenditures to range from $15 million to $25 million for 2020 and ARO spending to be in the range of $2 million to $4 million. We continue to closely monitor current and forecasted commodity prices to assess what changes, if any, should be made to our 2020 plans and are unable to predict the duration or impact of COVID-19 and OPEC+ actions have on our business.  Additionally, primarily as a result of substantially lower oil prices, the borrowing base under the Credit Agreement was reduced from $250.0 million to $215.0 million.

•

We have shut-in production in selected oil-weighted properties operated by the Company and have received notice of production shut-ins at certain non-operated properties.  Production at our Ship Shoal 349 field (Mahogany) and our key natural gas fields including Mobile Bay were not affected.

•

We have taken proactive steps in our field operations and corporate offices to protect the health and safety of our employees and contractors.  At W&T’s corporate offices, the Company mandated a work-from-home policy on March 23, 2020 and assured that all employees had the ability to continue performing their work duties remotely.  W&T recently reopened its corporate office and has implemented actions to protect its employees working in its offices.  In our field operations, the Company instituted screening of all personnel prior to entry to heliports, shore-based facilities and Alabama gas treatment plants, which includes a questionnaire and temperature check.  The Company conducts daily temperature screenings at all offshore facilities and implemented procedures for distancing and hygiene at its field locations.

See the Liquidity and Capital Resources section in this Part II for a discussion of our liquidity and other aspects as a result of the decrease in commodity prices.   See Item 1A, Risk Factors, under Item II of this Form 10-Q.

Oil and Natural Gas Production and Commodity Pricing

Our financial condition, cash flow and results of operations are significantly affected by the volume of our crude oil, NGLs and natural gas production and the prices that we receive for such production.  Our production volumes for the three months ended March 31, 2020 were comprised of 37.5% crude oil and condensate, 10.2% NGLs and 52.3% natural gas, determined on a barrel of oil equivalent (“Boe”) using the energy equivalency ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel of crude oil, condensate or NGLs.  The conversion ratio does not assume price equivalency, and the price per one Boe for crude oil, NGLs and natural gas has differed significantly in the past.  For the three months ended March 31, 2020, revenues from the sale of crude oil and NGLs made up 73.4% of our total revenues compared to 80.2% for the three months ended March 31, 2019.  For the three months ended March 31, 2020, our combined total production expressed in equivalent volumes was 62.4% higher than for the three months ended March 31, 2019, primarily due to the acquisition of the Mobile Bay properties described below.  For the three months ended March 31, 2020, our total revenues were 6.9% higher than the three months ended March 31, 2019 due to the higher volumes and partially offset by lower realized prices for crude oil, NGLs and natural gas.  See Results of Operations – Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 in this Item 2 for additional information.

In August 2019, we completed the purchase of Exxon Mobil Corporation's (“Exxon”) interests in and operatorship of oil and gas producing properties in the eastern region of the Gulf of Mexico offshore Alabama and related onshore and offshore facilities and pipelines (the “Mobile Bay Properties”).  After taking into account customary closing adjustments and an effective date of January 1, 2019, cash consideration was $169.8 million, of which substantially all was paid by us at closing.  We also assumed the related asset retirement obligations (“ARO”) and certain other obligations associated with these assets.  The acquisition was funded from cash on hand and borrowings of $150.0 million under the Credit Agreement (defined below), which were previously undrawn.  As of December 31, 2019, the Mobile Bay Properties had approximately 76.6 MMBoe of net proved reserves, of which 99% were proved developed producing reserves consisting primarily of natural gas and NGLs with 20% of the proved net reserves from liquids on an MMBoe basis, based on SEC pricing methodology.  For the three months ended March 31, 2020, the average production of the Mobile Bay Properties was approximately 18,500 net Boe per day.  The properties include working interests in nine Gulf of Mexico offshore producing fields and an onshore treatment facility that are adjacent to existing properties owned and operated by us.  With this purchase, we became the largest operator in the area.

Our operating results are strongly influenced by the price of the commodities that we produce and sell.  The price of those commodities is affected by both domestic and international factors, including domestic production.  During the three months ended March 31, 2020, our average realized crude oil price was $46.33 per barrel.  This is a decrease from our average realized crude oil price of $58.66 per barrel, or 21.0%, for the three months ended March 31, 2019.  Crude oil prices using West Texas Intermediate ("WTI") pricing decreased significantly in April with spot prices being negative at some times and averaging $16.55 per barrel for April 2020.  Crude oil prices have partially recovered and averaged $28.56 per barrel for May 2020 and ending the month at levels above $35.00 per barrel.

Our average realized prices of NGLs and natural gas for the three months ended March 31, 2020 were lower than the average realized prices for the three months ended March 31, 2019 by 37.6% and 36.3%, respectively. Our average realized crude oil sales price of $46.33 per barrel differs from the WTI benchmark average crude price of $45.34 per barrel primarily due to premiums or discounts, crude oil quality adjustments, volume weighting (collectively referred to as differentials) and other factors.  Crude oil quality adjustments can vary significantly by field.  All of our crude oil is produced offshore in the Gulf of Mexico and is characterized as Poseidon, Light Louisiana Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”) and others.  WTI is frequently used to value domestically produced crude oil, and the majority of our crude oil production is priced using the spot price for WTI as a base price, then adjusted for the type and quality of crude oil and other factors.  Similar to crude oil prices, the differentials for our offshore crude oil have also experienced volatility in the past.  The monthly average differentials of WTI versus Poseidon, LLS and HLS for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased approximately $3.00 to $4.00 per barrel and averaged $0.07, $3.73, and $3.30 per barrel, respectively, for these three types of crude oil for the three months ended March 31, 2020.

Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel.  For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, average prices for domestic ethane decreased by 55% and average domestic propane prices decreased by 44% as measured using a price index for Mount Belvieu.  The average prices for other domestic NGLs components decreased 19% to 29% for the three months ended March 31, 2020 compared to the same period in 2019.  We believe the change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

According to Baker Hughes, the number of working rigs drilling for oil and natural gas on land in the U.S. as reported in their May 29, 2020 report was significantly lower than a year ago, decreasing to 301 rigs compared to 984 rigs a year ago.  The oil rig count decreased to 222 rigs compared to 800 rigs a year ago and the gas and miscellaneous rigs decreased to 79 rigs from 184 a year ago.  In the Gulf of Mexico, the number of working rigs was 12 rigs (all oil) compared to 23 (20 oil and three natural gas) a year ago.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended March 31,
	2020	2019	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil	$84,650	$86,703	$(2,053)	(2.4)%
NGLs	6,452	6,448	4	0.1%
Natural gas	29,300	21,838	7,462	34.2%
Other	3,726	1,091	2,635	241.5%
Total revenues	124,128	116,080	8,048	6.9%
Operating costs and expenses:
Lease operating expenses	54,775	43,456	11,319	26.0%
Production taxes	916	416	500	120.2%
Gathering and transportation	5,449	6,423	(974)	(15.2)%
Depreciation, depletion, amortization and accretion	39,126	33,766	5,360	15.9%
General and administrative expenses	13,963	14,109	(146)	(1.0)%
Derivative (gain) loss	(61,912)	48,886	(110,798)	NM
Total costs and expenses	52,317	147,056	(94,739)	(64.4)%
Operating income (loss)	71,811	(30,976)	102,787	NM
Interest expense, net	17,110	16,282	828	5.1%
Gain on purchase of debt	(18,501)	—	(18,501)	NM
Other expense, net	723	331	392	118.4%
Income (loss) before income tax expense	72,479	(47,589)	120,068	NM
Income tax expense	6,499	172	6,327	NM
Net income (loss)	$65,980	$(47,761)	$113,741	NM
Basic and diluted earnings (loss) per common share	$0.46	$(0.34)	$0.80	NM

NM – not meaningful

	Three Months Ended March 31,
	2020	2019	Change	%
Operating: (1)
Net sales:
Oil (MBbls)	1,827	1,478	349	23.6%
NGLs (MBbls)	495	309	186	60.2%
Natural gas (MMcf)	15,307	7,288	8,019	110.0%
Total oil equivalent (MBoe)	4,873	3,001	1,872	62.4%

Average daily equivalent sales (Boe/day)	53,553	33,349	20,204	60.6%
Average realized sales prices:
Oil ($/Bbl)	$46.33	$58.66	$(12.33)	(21.0)%
NGLs ($/Bbl)	13.03	20.88	(7.85)	(37.6)%
Natural gas ($/Mcf)	1.91	3.00	(1.09)	(36.3)%
Oil equivalent ($/Boe)	24.71	38.31	(13.60)	(35.5)%

Average per Boe ($/Boe):
Lease operating expenses	$11.24	$14.48	$(3.24)	(22.4)%
Gathering and transportation	1.12	2.14	(1.02)	(47.7)%
Production costs	12.36	16.62	(4.26)	(25.6)%
Production taxes	0.19	0.14	0.05	35.7%
DD&A	8.03	11.25	(3.22)	(28.6)%
G&A expenses	2.87	4.70	(1.83)	(38.9)%
	$23.45	$32.71	$(9.26)	(28.3)%

(1)	The conversion to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs (totals may not compute due to rounding). The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

Volume measurements not previously defined:
MBbls — thousand barrels for crude oil, condensate or NGLs	Mcf — thousand cubic feet
MBoe — thousand barrels of oil equivalent	MMcf — million cubic feet

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Due to the decrease and volatility in crude oil prices and to a lesser extent, decreases and volatility in natural gas and prices for NGLs, the results of the three months ended March 31, 2020 may not be indicative of future periods.  See “Liquidity and Capital Resources – Liquidity Overview” below for additional information.

Revenues.  Total revenues increased $8.0 million, or 6.9%, to $124.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.  Oil revenues decreased $2.1 million, or 2.4%, NGLs revenues were basically flat, natural gas revenues increased $7.5 million, or 34.2%, and other revenues increased $2.6 million due to prior period royalty adjustments received during the three months ended March 31, 2020.  The decrease in oil revenues was attributable to a 21.0% decrease in the average realized sales price to $46.33 per barrel for the three months ended March 31, 2019 from $58.66 per barrel for the three months ended March 31, 2019, partially offset by an increase in sales volumes of 23.6%.  NGLs sales volumes increased by 60.2% and were offset by a 37.6% decrease in the average realized sales price to $13.03 per barrel for the three months ended March 31, 2020 from $20.88 per barrel for the three months ended March 31, 2019.  The increase in natural gas revenues was attributable to sales volumes that more than doubled, increasing 110.0%, and partially offset by a 36.3% decrease in the average realized price to $1.91 per Mcf for the three months ended March 31, 2020 from $3.00 per Mcf for the three months ended March 31, 2019.  Overall, production volumes increased 60.6% on a Boe/day basis.  The largest production increases for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was related to our acquisition of the interests in the Mobile Bay Properties in August 2019, which produced an average of 18,500 Boe per day during the three months ended March 31, 2020, increases in production at our Mahogany field and the acquisition of Garden Banks 783 field (Magnolia) assets in December 2019.  These increases were partially offset by production decreases primarily from natural production declines.  Our estimate of deferred production for the three months ended March 31, 2020 was approximately 3,600 Boe per day as compared to 7,200 Boe per day for the three months ended March 31, 2019.

Revenues from oil and NGLs as a percent of our total revenues were 73.4% for the three months ended March 31, 2020 compared to 80.2% for the three months ended March 31, 2019.  Our average realized NGLs sales price as a percent of our average realized crude oil sales price decreased to 28.1% for the three months ended March 31, 2020 compared to 35.6% for the three months ended March 31, 2019.

Lease operating expenses.  Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance, increased $11.3 million, or 26.0%, to $54.8 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  On a component basis, base lease operating expenses increased $15.9 million, workover expenses decreased $3.4 million, and facilities maintenance expense decreased $1.2 million.  Base lease operating expenses increased primarily due to the acquisition of the Mobile Bay Properties in August 2019, which had base lease operating expenses of $11.3 million for the three months ended March 31, 2020.  In addition, the acquisition of the Magnolia field in December 2019 increased base lease operating expenses by $3.2 million.  The decreases in workover expense and facility maintenance were due to fewer projects undertaken, with the primary decrease due to a workover at the Mississippi Canyon 800 field occurring during the three months ended March 31, 2019.

Production taxes.  Production taxes increased $0.5 million to $0.9 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the acquisition of the Mobile Bay Properties, which has operations in state waters.

Gathering and transportation.  Gathering and transportation expenses decreased $1.0 million to $5.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to lower transportation rates at certain fields and lower volumes at the Green Canyon 859 (Heidelberg) field.

Depreciation, depletion, amortization and accretion (“DD&A”).  DD&A, which includes accretion for ARO, decreased to $8.03 per Boe for the three months ended March 31, 2020 from $11.25 per Boe for the three months ended March 31, 2019.  On a nominal basis, DD&A increased to $39.1 million (or 15.9%) for the three months ended March 31, 2020 from $33.8 million for the three months ended March 31, 2019.  DD&A on a nominal basis increased largely due to higher production, partially offset by the lower rate per Boe.  The rate per BOE decreased mostly as a result of increases in proved reserves from the acquisition of the Mobile Bay Properties.  Other factors affecting the DD&A rate are capital expenditures and revisions to proved reserve volumes.

General and administrative expenses (“G&A”).  G&A was $14.0 million for the three months ended March 31, 2020, decreasing 1.0 % from $14.1 million for the three months ended March 31, 2019.  The decrease was primarily due to increased fees for overhead charged to partners (credits to expense), lower medical claims and lower legal expenses, partially offset by increased incentive compensation expenses.  G&A on a per Boe basis was $2.87 per Boe for the three months ended March 31, 2020 compared to $4.70 per Boe for the three months ended March 31, 2019.

Derivative (gain) loss.  The three months ended March 31, 2020 reflects a $61.9 million derivative gain primarily due to decreased crude oil prices during March 2020 as compared to oil prices during December 2019, which increased the estimated fair value of closed and open crude oil contracts between the two measurement dates.  The three months ended March 31, 2019 reflects a $48.9 million derivative loss primarily due to increased crude oil prices during March 2019 as compared to oil prices during December 2018, which decreased the estimated fair value of open crude oil contracts between the two measurement dates.

Interest expense, net.  Interest expense, net, was $17.1 million and $16.3 million for the three months ended March 31, 2020 and 2019, respectively.  The increase is due to higher borrowings under the Credit Agreement related to the acquisition of the Mobile Bay Properties.

Gain on purchase of debt: A gain of $18.5 million was recorded related to the purchase of $27.5 million of principal of our outstanding Senior Second Lien Notes during the three months ended March 31, 2020.

Income tax expense.  Our income tax expense for the three months ended March 31, 2020 and 2019 was $6.5 million and $0.2 million, respectively.  For the three months ended March 31, 2020, our effective tax rate primarily differed from the statutory Federal tax rate for adjustments recorded related to the enactment of   the CARES Act on March 27, 2020.  The CARES Act modified certain income tax statutes including changes related to the business interest expense limitation under Internal Revenue Code Section 163(j).  For the three months ended March 31, 2019, immaterial deferred income tax expense was recorded due to dollar-for-dollar offsets by our valuation allowance.  Our effective tax rate was 9.0% for the three months ended March 31, 2020 and was not meaningful for the three months ended March 31, 2019.  As of March 31, 2020, our valuation allowance was $47.8 million.  We continually evaluate the need to maintain a valuation allowance on our deferred tax assets.  Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs.  See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

Liquidity and Capital Resources

Liquidity Overview

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

As COVID-19 and other worldly events impact crude oil prices, and to a lesser degree, natural gas prices, we are actively monitoring the impacts on our results of operations, financial position, and liquidity.  As of March 31, 2020, we had $47.6 million cash on hand, availability of $170 million under the Credit Agreement (and subsequently reduced by $35 million to $135 million due to redetermination of the borrowing base as discussed in the Credit Agreement section below) and no maturities of long-term debt until 2022.  Despite this appearance of liquidity, the impact of unprecedented decline in oil prices during March and April of 2020 were severe and so dramatic as to threaten the entire oil and gas industry including the Company.  Oil prices began recovering some in May 2020 and through mid-June 2020.  In reaction to these events, we moved quickly to preserve resources and protect the health of our employees.  Furthermore, we have taken certain actions to address the current economic environment as follows:

•

We have reduced our capital expenditure budget for the remainder of 2020.  Excluding acquisitions and plugging and abandonment expenditures, we are estimating capital expenditures to be approximately $15 million to $25 million for 2020.   ARO (plugging and abandonment) spending is estimated to be between of $2 million to $4 million..

•

Since December 31, 2019, we have reduced the amount outstanding of our Senior Second Lien Notes by $72.5 million to $552.5 million as of June 22, 2020 through purchases in the open market for $23.9 million, resulting in annualized interest savings of $7.1 million.

•

On June 17, 2020, we entered into the Third Amendment and Waiver to the Credit Agreement, which, among other things, waived the Leverage Ratio (as defined in the Credit Agreement) and replaced it with a first lien leverage covenant of 2.00 to 1.00 through year-end 2021.

While we currently expect our cash on hand, net cash provided by operating activities and our available sources of liquidity are sufficient to meet our cash requirements, the Company will continue to monitor the evolving situation. In the event of long-term market deterioration, the Company may need additional liquidity, which would require us to evaluate alternatives and take appropriate actions.

Sources and Uses of Cash

Cash Flow and Working Capital.  Net cash provided by operating activities for the three months ended March 31, 2020 and 2019 was $84.3 million and $84.8 million, respectively.  Production volumes increased by 60.6% measured on a Boe per day basis, which caused revenues to increase by $48.4 million.  Our combined average realized sales price per Boe decreased by 35.5% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, which caused total revenues to decrease $43.0 million.

Other items affecting operating cash flows were lower receivable balances, which increased operating cash flows by $29.1 million for the three months ended March 31, 2020 compared to an increase of $3.5 million for the three months ended March 31, 2019;  lower cash advance balances from joint venture partners, which decreased $31.6 million between the two periods; lower cash derivative receipts, net, which decreased $7.5 million between the two periods; and a return of collateral related to a bond of $6.9 million which occurred during the three months ended March 31, 2020.  Other working capital items accounted for the changes in net cash provided by operating activities

Net cash used in investing activities primarily represents our acquisition of and investments in oil and gas properties and equipment partially offset by sales of such assets.  Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $35.6 million and $31.6 million, respectively.  Our capital expenditures on an occurrence basis for the three months ended March 31, 2020 were split approximately 25% for investments in the deep waters of the Gulf of Mexico and approximately 75% for investments on the conventional shelf of the Gulf of Mexico.  During the three months ended March 31, 2020, the purchase of the remaining 25% interest in the Magnolia field was consummated for approximately $2.0 million.

Net cash used by financing activities for the three months ended March 31, 2020 and 2019 was $33.5 million and $0.4 million, respectively.  The net cash used for the three months ended March 31, 2020 included repayment borrowings of $25.0 million under the Credit Agreement and $8.5 million to purchase $27.5 million principal of Senior Second Lien Notes on the open market.  Net cash used by financing activities for the three months ended March 31, 2019 was $0.4 million related to debt issuance costs.

Derivative Financial Instruments.  From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas.  During the three months ended March 31, 2020, we entered into derivative contracts for natural gas for a portion of our future production.  During the second quarter of 2020, we added the following derivative contracts: (i) Henry Hub cashless collars on 10,000 Mcf per day of production for the period of May 2020 through December 2020 with a floor of $1.75 per Mcf and a ceiling of $2.58 per Mcf; (ii)  Henry Hub cashless collars on 20,000 Mcf per day of production for the period of January 2021 through December 2021 with an average floor of $2.17 per Mcf and an average ceiling of $3.00 per Mcf; and (iii) NYMEX crude oil swaps of 1,000 barrels per day for January 2021 through December 2021 at a weighted average price of $41.00 per barrel.  See Financial Statements – Note 6 – Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Asset Retirement Obligations.  Each quarter, we review and revise our ARO estimates.  Our ARO as of March 31, 2020 and December 31, 2019 were $364.1 million and $355.6 million, respectively.   As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates.  See Risk Factors, under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

Income Taxes.  We do not expect to make any significant income tax payments during 2020 and we expect to collect the income tax receivable of $1.9 million during 2020.  See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, available liquidity and the results of our exploration and development activities.  During the first quarter 2020, we significantly reduced our 2020 capital expenditure budget in response to the unprecedented decline in oil prices.  The following table presents our capital expenditures for exploration, development and other leasehold costs (in thousands):

	Three Months Ended March 31,
	2020	2019
Exploration (1)	$1,206	$4,251
Development (1)	7,180	17,269
Magnolia acquisition	2,002	—
Seismic and other	1,156	9,113
Investments in oil and gas property/equipment	$11,544	$30,633

(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically in the Gulf of Mexico (in thousands):

	Three Months Ended March 31,
	2020	2019
Conventional shelf	$6,322	$6,079
Deepwater	2,064	15,441
Exploration and development capital expenditures	$8,386	$21,520

The capital expenditures reported in the above two tables are included within Oil and natural gas properties and other, net on the Consolidated Balance Sheets.  The capital expenditures reported within the Investing section of the Consolidated Statements of Cash Flows include adjustments to report payments related to capital expenditures.

Our capital expenditures for the three months ended March 31, 2020 were financed by cash flow from operations and cash on hand.

 Drilling Activity

During the three months ended March 31, 2020, we drilled the East Cameron 349 B-1 well (Cota) to target depth.  We expect initial production to be in the first half of 2021, subject to completion of certain infrastructure and the level of commodity prices.  The Cota well is in the Joint Venture Drilling Program.  We did not drill any dry holes during the three months ended March 31, 2020.

 Offshore Lease Awards

During the three months ended March 31, 2020, we were the apparent high bidder on two blocks in the Gulf of Mexico Lease Sale 254 held by the BOEM on March 18, 2020.  We are the apparent high bidder on one deepwater block, Garden Bank 782, and one shallow water block, Eugene Island Area South block 345.  The two blocks cover a total of approximately 10,760 acres and we will pay $0.7 million combined for a 100% working interest if awarded.

Debt

Credit Agreement.  As of March 31, 2020, borrowings outstanding under the Credit Agreement were $80.0 million and letters of credit issued under the Credit Agreement were $5.8 million.  During the three months ended March 31, 2020, a repayment of $25.0 million was made.  Availability under our Credit Agreement as of March 31, 2020 was $164.2 million.  As of June 17, 2020, following the borrowing base retermination and the recent Senior Second Lien Note purchases, availability under the Credit Agreement was $128.9 million and we had $80.0 million of borrowings outstanding under the Credit Agreement.  The Credit Agreement matures on October 18, 2022.

Availability under our Credit Agreement is subject to a semi-annual redetermination of our borrowing base, which was initially set at $250.0 million and was reduced to $215.0 million in June 2020.  The next redetermination will occur in the fall of 2020.  Generally, we must be in compliance with the covenants in our Credit Agreement in order to access borrowings under the Credit Agreement.

We currently have six lenders under our Credit Agreement.  While we do not anticipate any difficulties in obtaining funding from any of these lenders as of the date of the filing of this Quarterly Report, any difficulties in obtaining funding from any of these lenders at this time, any lack of or delay in funding by members of our banking group could negatively impact our liquidity position.  See Financial Statements – Note 2 –Long-Term Debt and –Note 12– Subsequent Events under Part I, Item 1 of this Form 10-Q for additional information.

Senior Second Lien Notes.  As of March 31, 2020, we had outstanding $597.5 million principal of Senior Second Lien Notes with an interest rate of 9.75% per annum that matures on November 1, 2023.  During the three months ended March 31, 2020, we purchased $27.5 million in principal of our outstanding Senior Second Lien Notes in the open market for $8.5 million.  Subsequent to March 31, 2020, we purchased an additional $45.1 million in outstanding notes on the open market for $15.3 million. See Financial Statements – Note 2 – Long-Term Debt and  –Note 12– Subsequent Events under Part I, Item 1 of this Form 10-Q for additional information.

Debt Covenants.  The Credit Agreement and Senior Second Lien Notes contain financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the respective Credit Agreement and the indenture related to the Senior Second Lien Notes.  We were in compliance with all applicable covenants of the Credit Agreement and the Senior Second Lien Notes indenture as of March 31, 2020.  See Financial Statements – Note 2 – Long-Term Debt and  –Note 12– Subsequent Events under Part I, Item 1 of this Form 10-Q for additional information.

Uncertainties

Bureau of Ocean Energy Management (“BOEM”) Matters.  As of the filing date of this Form 10-Q, we are in compliance with our financial assurance obligations to the BOEM and have no outstanding BOEM orders related to financial assurance obligations.  We and other offshore Gulf of Mexico producers may, in the ordinary course of business, receive requests or demands in the future for financial assurances from the BOEM.

Surety Bond Collateral.  Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes have requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and materially impact our liquidity.  In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion.  No additional demands were made to us by sureties during 2020 as of the filing date of this Form 10-Q and we currently do not have surety bond collateral outstanding.

The issuance of any additional surety bonds or other security to satisfy future BOEM orders, collateral requests from surety bond providers, and collateral requests from other third parties may require the posting of cash collateral, which may be significant, and may require the creation of escrow accounts.

Insurance Coverage

Insurance Coverage.  We currently carry multiple layers of insurance coverage in our Energy Package (defined as certain insurance policies relating to our oil and gas properties which include named windstorm coverage) covering our operating activities, with higher limits of coverage for higher valued properties and wells.  The current policy limits for well control range from $30.0 million to $500.0 million depending on the risk profile and contractual requirements.  With respect to coverage for named windstorms, we have a $162.5 million aggregate limit covering all of our higher valued properties, and $150 million for all other properties subject to a retention of $30.0 million. Included within the $162.5 million aggregate limit is total loss only (“TLO”) coverage on our Mahogany platform, which has no retention.  The operational and named windstorm coverages are effective for one year beginning June 1, 2020.  Coverage for pollution causing a negative environmental impact is provided under the well control and other sections within the policy.

Our general and excess liability policies are effective for one year beginning May 1, 2020 and provide for $300.0 million of coverage for bodily injury and property damage liability, including coverage for liability claims resulting from seepage, pollution or contamination.  With respect to the Oil Spill Financial Responsibility requirement under the Oil Pollution Act of 1990, we are required to evidence $150.0 million of financial responsibility to the BSEE and we have insurance coverage of such amount.

Although we were able to renew our general and excess liability policies effective on May 1, 2020, and our Energy Package effective on June 1, 2020, our insurers may not continue to offer this type and level of coverage to us in the future, or our costs may increase substantially as a result of increased premiums and there could be an increased risk of uninsured losses that may have been previously insured, all of which could have a material adverse effect on our financial condition and results of operations.  We are also exposed to the possibility that in the future we will be unable to buy insurance at any price or that if we do have claims, the insurers will not pay our claims.  We do not carry business interruption insurance.

Contractual Obligations

Updated information on certain contractual obligations is provided in Financial Statements – Note 2 – Long-Term Debt, Note 5 – Asset Retirement Obligations and Note 12, Subsequent Events under Part I, Item 1 of this Form 10-Q.  As of March 31, 2020, there were no drilling rig commitments.  Except for scheduled utilization, other contractual obligations as of March 31, 2020 did not change materially from the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

Our significant accounting policies are summarized in Financial Statements and Supplementary Data under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. See Financial Statements – Note 1 – Basis of Presentation under Part 1, Item 1 of this Form 10-Q for additional information.

Recent Accounting Pronouncements

See Financial Statements – Note 1 – Basis of Presentation under Part 1, Item 1, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the types of market risks for the three months ended March 31, 2020 did not change materially from the disclosures in Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.  However, the declines in crude oil and natural gas prices have caused, and could continue to cause significant financial impacts to us.  See the Liquidity section in Item II above for a discussion on the possible effects.  In addition, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019.

Commodity Price Risk.  Our revenues, profitability and future rate of growth substantially depend upon market prices of crude oil, NGLs and natural gas, which fluctuate widely.  Crude oil, NGLs and natural gas price declines have adversely affected our revenues, net cash provided by operating activities and profitability in the past and sustain current prices would have significant impacts on our business in the future.  During 2020, we entered into derivative natural gas contracts related to a portion of our estimated future production.  We historically have not designated our commodity derivatives as hedging instruments and any future derivative commodity contracts are not expected to be designated as hedging instruments.  Use of these contracts may reduce the effects of volatile crude oil and natural gas prices, but they also may limit future income from favorable price movements. See Financial Statements – Note 6 – Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Interest Rate Risk.  As of March 31, 2020, we had $80.0 million borrowings outstanding under our Credit Agreement and were subject to the variable London Interbank Offered Rate and the Applicable Margin.  We did not have any derivative instruments related to interest rates.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have each concluded that as of March 31, 2020, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Financial Statements – Note 11 – Contingencies under Part I Item 1 of this Form 10-Q for information on various legal proceedings to which we are a party or our properties are subject.

Item 1A. Risk Factors

The COVID-19 pandemic has affected, and may continue to materially adversely affect, our industry, business, financial condition or results of operations.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. The COVID-19 outbreak and the responsive actions to limit the spread of the virus have significantly reduced global economic activity, resulting in a decline in the demand for oil, natural gas, and other commodities. These economic consequences have been a primary cause of the significant supply-and-demand imbalance for oil. The current supply-and-demand imbalance and significantly lower oil pricing may continue to affect us, constraining our ability to store and move production to downstream markets, or affecting future decisions to delay or curtail development activity or temporarily shut-in production which could further reduce cash flow.

The extent of the impact of the COVID-19 pandemic and any other future pandemic on our business will depend on the nature, spread and duration of the disease, the responsive actions to contain its spread or address its effects, its effect on the demand for oil and natural gas, the timing and severity of the related consequences on commodity prices and the economy more generally, including any recession resulting from the pandemic, among other things.  Any extended period of depressed commodity prices or general economic disruption as a result of the pandemic would adversely affect our business, financial conditions and results of operations.  In addition, the COVID-19 pandemic has heightened the other risks and uncertainties set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year 2019.

We will likely incur greater costs to bring production associated with our shut-in wells back online, and are unable to predict the production levels of such wells once brought back online.

The significant supply/demand balance for oil materially decreased global crude oil prices in the first quarter of 2020 and generated a surplus of oil.  This significant surplus created a saturation of storage and crude storage constraints, which led us to shut-in production in some of our oil-weighted properties due to the lack of availability and capacity of processing, gathering, storing and transportation systems.  We will likely incur greater costs to bring the associated production back online.  Cost increases necessary to bring the associated wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings.  If we are able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in.  Such factors could adversely affect our financial condition and results of operations.

Investors should carefully consider these risk factors together with all of the other information included in this document, in our Annual Report on Form 10-K for the year 2019, and in our other public filings, press releases and discussions with our management.

Item 5. Other Information

On June 17, 2020, the lenders under the Credit Agreement completed their semi-annual borrowing base redetermination and entered into the Third Amendment and Waiver to the Credit Agreement. Although the Company had not violated any covenants, the Third Amendment provides less stringent covenant requirements given the recent changes in the oil and gas markets.  The Third Amendment includes the following changes, among other things, to the Credit Agreement:

•	The borrowing base under the Credit Agreement was reduced from $250.0 million to $215.0 million.

•	Increase the interest rate margin by 25 basis points.

•	Amend the financial covenants as follows:

•	From the period ended June 30, 2020 through the period ended December 31, 2021, the Company will not be required to comply with the Leverage Ratio covenant.

•

During the Waiver Period, the Company will be required to maintain a 2.00 to 1.00 ratio limit of first lien debt outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX for the trailing four quarters.

•

Increase the requirement to provide first priority liens on properties constituting at least 85% of total proved reserves of the Company as set forth on reserve reports required to be delivered under the Credit Agreement to 90%.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 24, 2006 (File No. 001-32414))

3.2	Second Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed March 22, 2019 (File No. 001-32414))

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

10.1*	Third Amendment and Waiver to Sixth Amended and Restated Credit Agreement, dated June 17, 2020, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2020.

W&T OFFSHORE, INC.

By:	/s/ Janet Yang
Janet Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant