Form 10-Q
period 2020-06-30
W&T OFFSHORE INC
filed 2020-08-06
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 4, 2020, there were 141,668,942 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$36,506	$32,433
Receivables:
Oil and natural gas sales	22,383	57,367
Joint interest and other, net	14,657	19,400
Income taxes	—	1,861
Total receivables	37,040	78,628
Prepaid expenses and other assets (Note 1)	32,566	30,691
Total current assets	106,112	141,752

Oil and natural gas properties and other, net - at cost (Note 1)	713,063	748,798

Restricted deposits for asset retirement obligations	29,912	15,806
Deferred income taxes	66,124	63,916
Other assets (Note 1)	27,535	33,447
Total assets	$942,746	$1,003,719
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$52,368	$102,344
Undistributed oil and natural gas proceeds	15,776	29,450
Advance from joint interest partner	11,129	5,279
Asset retirement obligations	12,506	21,991
Accrued liabilities (Note 1)	22,668	30,896
Total current liabilities	114,447	189,960

Long-term debt: (Note 2)
Principal	632,460	730,000
Carrying value adjustments	(8,238)	(10,467)
Long term debt - carrying value	624,222	719,533

Asset retirement obligations, less current portion	362,301	333,603
Other liabilities (Note 1)	28,998	9,988
Commitments and contingencies	—	—
Shareholders’ deficit:
Preferred stock, $0.00001 par value; 20,000 shares authorized; 0 issued for both periods	—	—
Common stock, $0.00001 par value; 200,000 shares authorized, 144,538 issued and 141,669 outstanding at both periods	1	1
Additional paid-in capital	549,117	547,050
Retained deficit	(712,173)	(772,249)
Treasury stock, at cost; 2,869 shares for both dates presented	(24,167)	(24,167)
Total shareholders’ deficit	(187,222)	(249,365)
Total liabilities and shareholders’ deficit	$942,746	$1,003,719

See Notes to Condensed Consolidated Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Oil	$30,645	$109,195	$115,295	$195,898
NGLs	1,917	4,640	8,369	11,088
Natural gas	21,364	19,567	50,664	41,405
Other	1,315	1,299	5,041	2,390
Total revenues	55,241	134,701	179,369	250,781
Operating costs and expenses:
Lease operating expenses	28,313	40,341	83,088	83,797
Production taxes	1,143	317	2,059	733
Gathering and transportation	3,301	7,068	8,750	13,491
Depreciation, depletion, amortization and accretion	29,483	38,073	68,609	71,839
General and administrative expenses	5,628	13,328	19,591	27,437
Derivative loss (gain)	15,414	(1,805)	(46,498)	47,081
Total costs and expenses	83,282	97,322	135,599	244,378
Operating (loss) income	(28,041)	37,379	43,770	6,403
Interest expense, net	14,816	12,207	31,926	28,489
Gain on purchase of debt	(28,968)	—	(47,469)	—
Other expense, net	751	478	1,474	809
(Loss) income before income tax benefit	(14,640)	24,694	57,839	(22,895)
Income tax benefit	(8,736)	(11,695)	(2,237)	(11,523)
Net (loss) income	$(5,904)	$36,389	$60,076	$(11,372)
Basic and diluted (loss) earnings per common share	$(0.04)	$0.25	$0.42	$(0.08)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, March 31, 2020	141,669	$1	$548,098	$(706,269)	2,869	$(24,167)	$(182,337)
Share-based compensation	—	—	1,019	—	—	—	1,019
Stock Issued	—	—	—	—	—	—	—
Net loss	—	—	—	(5,904)	—	—	(5,904)
Balances, June 30, 2020	141,669	$1	$549,117	$(712,173)	2,869	$(24,167)	$(187,222)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, March 31, 2019	140,644	$1	$545,627	$(894,096)	2,869	$(24,167)	$(372,635)
Share-based compensation	—	—	1,259	—	—	—	1,259
Stock Issued	46	—	—	—	—	—	—
Net income	—	—	—	36,389	—	—	36,389
Balances, June 30, 2019	140,690	$1	$546,886	$(857,707)	2,869	$(24,167)	$(334,987)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, December 31, 2019	141,669	$1	$547,050	$(772,249)	2,869	$(24,167)	$(249,365)
Share-based compensation	—	—	2,067	—	—	—	2,067
Stock Issued	—	—	—	—	—	—	—
Net income	—	—	—	60,076	—	—	60,076
Balances, June 30, 2020	141,669	$1	$549,117	$(712,173)	2,869	$(24,167)	$(187,222)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, December 31, 2018	140,644	$1	$545,705	$(846,335)	2,869	$(24,167)	$(324,796)
Share-based compensation	—	—	1,181	—	—	—	1,181
Stock Issued	46	—	—	—	—	—	—
Net loss	—	—	—	(11,372)	—	—	(11,372)
Balances, June 30, 2019	140,690	$1	$546,886	$(857,707)	2,869	$(24,167)	$(334,987)

See Notes to Condensed Consolidated Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$60,076	$(11,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	68,609	71,839
Amortization of debt items and other items	3,682	2,485
Share-based compensation	2,067	1,181
Derivative (gain) loss	(46,498)	47,081
Cash receipts on derivative settlements, net	37,566	12,792
Gain on purchase of debt	(47,469)	—
Deferred Income taxes	(2,207)	(11,523)
Changes in operating assets and liabilities:
Oil and natural gas receivables	34,984	5,992
Joint interest receivables	4,743	(24,162)
Prepaid expenses and other assets	3,505	(8,134)
Income tax	2,008	—
Asset retirement obligation settlements	(2,164)	(2,641)
Cash advance from JV partner	5,850	18,527
Accounts payable, accrued liabilities and other	(31,274)	4,251
Net cash provided by operating activities	93,478	106,316
Investing activities:
Investment in oil and natural gas properties and equipment	(39,949)	(63,149)
Acquisition of property interest in oil and natural gas properties	(456)	(10,000)
Purchases of furniture, fixtures and other	(70)	—
Net cash used in investing activities	(40,475)	(73,149)
Financing activities:
Borrowings on credit facility	25,000	—
Repayments on credit facility	(50,000)	—
Purchase of Senior Second Lien Notes	(23,930)	—
Debt issuance costs and other	—	(751)
Net cash used in financing activities	(48,930)	(751)
Increase in cash and cash equivalents	4,073	32,416
Cash and cash equivalents, beginning of period	32,433	33,293
Cash and cash equivalents, end of period	$36,506	$65,709

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

Recent Events.  The pandemic spread of the disease caused by a new strain of coronavirus (“COVID-19”) and other world events have significantly impacted the price of crude oil and the demand for crude oil beginning in March of 2020.  Additionally, prices for natural gas liquids (“NGLs”) and natural gas decreased in the three months ended June 30, 2020 compared to the prior quarter and prior year levels, all of which have impacted revenues for the three and six months ended June 30, 2020.  While crude oil prices have partially recovered in June 2020 from recent historical lows in April 2020, the perceived risks and volatility have increased in 2020 to date compared to recent years.  Natural gas prices have remained at 2nd quarter levels through July 2020. The Company has taken measures to reduce operating costs and capital expenditures in response.  Management's assessment is the Company has adequate liquidity to meet the criteria of a going concern as defined under GAAP.  See Note 2, Long-Term Debt and Note 12, Subsequent Events, for additional information.

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

Paycheck Protection Program (“PPP”).  On April 15, 2020, the Company received $8.4 million under the U.S. Small Business Administration (“SBA”) PPP.  We have elected an accounting policy to analogize International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), to account for the PPP.

Under IAS 20, a government grant is recognized when there is reasonable assurance that the Company has complied with the provisions of the grant.  Management believes the Company has met all the requirements under the PPP and, after submitting an application to the SBA on the utilization of the funds, will not be required to repay any portion of the grant.  We have elected to follow the income approach under IAS 20 and recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the Condensed Consolidated Statement of Operations.

During the covered period, we have applied all PPP funds to covered payroll and non-payroll expenses per the PPP. As a result, we have reduced expenses during the quarter ended June 30, 2020 to reflect PPP fund application. Within the Condensed Consolidated Statement of Operations, credits to Lease operating expenses of $2.3 million, General and administrative expenses of $5.0 million and reductions to Interest expense, net, of $1.1 million were recognized for the three and six months ended June 30, 2020.  Should the SBA reject the Company's application on the utilization of the funds, the Company may be required to repay all or a portion of the funds received under the PPP under an amortization schedule through April 2025 with an annual interest rate of 1%.

Credit Risk and Allowance for Credit Losses.  Our revenue has been concentrated in certain major oil and gas companies.  For the year ended December 31, 2019 and for the six months ended June 30, 2020, approximately 63% and 54%, respectively, of our revenue was from three major oil and gas companies and a substantial majority of our receivables were from sales with major oil and gas companies.  We also have receivables related to joint interest arrangements primarily with mid-size oil and gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies.  A loss  methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected.  The loss methodology uses historical data, current market conditions and forecasts of future economic conditions.  Our maximum exposure at any time would be the receivable balance.  The receivables, Joint interest and other, net, reported on the Condensed Consolidated Balance Sheets are reduced for the allowance for credit losses.  The roll forward of the allowance for credit losses is as follows:

Allowance for credit losses, December 31, 2019	$9,898
Additional provisions	598
Uncollectible accounts written off	—
Allowance for credit losses, June 30, 2020	$10,496

Prepaid Expenses and Other Assets.  The amounts recorded are expected to be realized within one year and the major categories are presented in the following table (in thousands):

	June 30, 2020	December 31, 2019
Derivatives - current (1)	$17,770	$7,266
Unamortized insurance/bond premiums	6,269	4,357
Prepaid deposits related to royalties	6,813	7,980
Prepayment to vendors	1,638	10,202
Other	76	886
Prepaid expenses and other assets	$32,566	$30,691

(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net – At Cost.  Oil and natural gas properties and equipment are recorded at cost using the full cost method.  There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	June 30, 2020	December 31, 2019
Oil and natural gas properties and equipment, at cost	$8,553,306	$8,532,196
Furniture, fixtures and other	20,387	20,317
Total property and equipment	8,573,693	8,552,513
Less: Accumulated depreciation, depletion and amortization	7,860,630	7,803,715
Oil and natural gas properties and other, net	$713,063	$748,798

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Assets (long-term). The major categories are presented in the following table (in thousands):

	June 30, 2020	December 31, 2019
Right-of-Use assets (Note 7)	$12,546	$7,936
Unamortized debt issuance costs	2,678	3,798
Investment in White Cap, LLC	3,118	2,590
Unamortized brokerage fee for Monza	2,130	3,423
Proportional consolidation of Monza's other assets (Note 4)	2,553	5,308
Derivative assets	3,486	2,653
Appeal bond deposits	—	6,925
Other	1,024	814
Total other assets (long-term)	$27,535	$33,447

Accrued Liabilities.  The major categories are presented in the following table (in thousands):

	June 30, 2020	December 31, 2019
Accrued interest	$10,357	$10,180
Accrued salaries/payroll taxes/benefits	3,112	2,377
Incentive compensation plans	1,174	9,794
Litigation accruals	3,673	3,673
Lease liability (Note 7)	2,130	2,716
Derivatives - current	1,779	1,785
Other	443	371
Total accrued liabilities	$22,668	$30,896

Other Liabilities (long-term).  The major categories are presented in the following table (in thousands):

	June 30, 2020	December 31, 2019
Dispute related to royalty deductions	$4,687	$4,687
Dispute related to royalty-in-kind	250	250
Derivatives	2,137	—
Lease liability (Note 7)	9,834	4,419
Black Elk escrow and other	12,090	632
Total other liabilities (long-term)	$28,998	$9,988

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Long-Term Debt

The components of our long-term debt are presented in the following table (in thousands):

	June 30, 2020	December 31, 2019
Credit Agreement borrowings	$80,000	$105,000

Senior Second Lien Notes:
Principal	552,460	625,000
Unamortized debt issuance costs	(8,238)	(10,467)
Total Senior Second Lien Notes	544,222	614,533

Total long-term debt	$624,222	$719,533

Credit Agreement

On October 18, 2018, we entered into the Sixth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which matures on October 18, 2022.

On June 17, 2020, the lenders under the Credit Agreement completed their semi-annual borrowing base redetermination and entered into the Third Amendment and Waiver (the “Third Amendment”) to the Credit Agreement.  Although the Company had not violated any covenants, the Third Amendment provides less stringent covenant requirements given the recent changes in the oil and gas markets.  The Third Amendment includes the following changes, among other things, to the Credit Agreement (terms used below are defined in the Credit Agreement,):

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	The borrowing base under the Credit Agreement was reduced from $250.0 million to $215.0 million.

•	Increased the interest rate margin by 25 basis points.

•	Amended the financial covenants as follows:

•	From the period ended June 30, 2020 through the period ended December 31, 2021 (the "Waiver Period"), the Company will not be required to comply with the Leverage Ratio covenant.

•

During the Waiver Period, the Company will be required to maintain a 2.00 to 1.00 ratio limit of first lien debt outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX for the trailing four quarters.

•

Increase the requirement to provide first priority liens on properties constituting at least 85% to 90% of total proved reserves of the Company as set forth on reserve reports required to be delivered under the Credit Agreement.

Availability under the Credit Agreement is subject to semi-annual redeterminations of our borrowing base and the next scheduled redetermination is in the fall of 2020.  Additional redeterminations  may be requested at the discretion of either the lenders or the Company.  The borrowing base is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria.  Any redetermination by our lenders to change our borrowing base will result in a similar change in the availability under the Credit Agreement.

The Credit Agreement is collateralized by a first priority lien on properties constituting at least 90% of the total proved reserves of the Company as set forth on reserve reports required to be delivered under the Credit Agreement and certain personal property.  The annualized interest rate on borrowings outstanding for the six months ended June 30, 2020 was 3.9%, which excludes debt issuance costs, commitment fees and other fees.

Letters of credit may be issued in amounts up to $30.0 million, provided sufficient availability under the Credit Agreement exists.  As of June 30, 2020 and December 31, 2019, we had $6.1 million and $5.8 million, respectively, of letters of credit issued and outstanding under the Credit Agreement.

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

During the six months ended June 30, 2020, we acquired $72.5 million in principal of our outstanding Senior Second Lien Notes for $23.9 million and recorded a non-cash gain on purchase of debt of $47.5 million, which included a reduction of $1.1 million related to the write-off of unamortized debt issuance costs.

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

Covenants

As of June 30, 2020 and for all prior measurement periods, we were in compliance with all applicable covenants of the Credit Agreement and the Indenture.

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

The following table presents the fair value of our open derivative financial instruments (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Derivatives instruments - open contracts, current	$15,266	$6,921
Derivatives instruments - open contracts, long-term	3,486	2,653

Liabilities:
Derivatives instruments - open contracts, current	1,779	1,785
Derivatives instruments - open contracts, long-term	2,137	—

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

The following table presents the carrying value and fair value of our long-term debt (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Credit Agreement	$80,000	$80,000	$105,000	$105,000
Senior Second Lien Notes	544,222	346,862	614,533	597,188

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Joint Venture Drilling Program

In March 2018, W&T and two other initial members formed and initially funded Monza, which jointly participates with us in the exploration, drilling and development of certain drilling projects (the “Joint Venture Drilling Program”) in the Gulf of Mexico.  Subsequent to the initial closing, additional investors joined as members of Monza during 2018 and total commitments by all members, including W&T's commitment to fund its retained interest in Monza projects held outside of Monza, are $361.4 million.  Through June 30, 2020, nine wells have been completed.  As of June 30, 2020, one additional well was drilled to target depth, but not completed as of this date.  W&T contributed 88.94% of its working interest in certain identified undeveloped drilling projects to Monza and retained 11.06% of its working interest.  The Joint Venture Drilling Program is structured so that we initially receive an aggregate of 30.0% of the revenues less expenses, through both our direct ownership of our retained working interest in the Monza projects and our indirect interest through our interest in Monza, for contributing 20.0% of the estimated total well costs plus associated leases and providing access to available infrastructure at agreed-upon rates.  Any exceptions to this structure are approved by the Monza board.  W&T is the operator for seven of the nine wells completed through June 30, 2020.

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

Through June 30, 2020, members of Monza made partner capital contributions, including our contributions of working interest in the drilling projects, to Monza totaling $289.3 million and received cash distributions totaling $60.4 million.  Our net contribution to Monza, reduced by distributions received, as of June 30, 2020 was $54.0 million.  W&T is obligated to fund certain cost overruns to the extent they occur, subject to certain exceptions, for the Joint Venture Drilling Program wells above budgeted and contingency amounts, of which the total exposure cannot be estimated at this time.

Consolidation and Carrying Amounts

Our interest in Monza is considered to be a variable interest that we account for using proportional consolidation.  Through June 30, 2020, there have been no events or changes that would cause a redetermination of the variable interest status.  We do not fully consolidate Monza because we are not considered the primary beneficiary of Monza.  As of June 30, 2020, in the Condensed Consolidated Balance Sheet, we recorded $13.1 million, net, in Oil and natural gas properties and other, net, $2.6 million in Other assets, $0.2 million in ARO and $1.4 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  As of December 31, 2019, in the Condensed Consolidated Balance Sheet, we recorded $16.1 million, net, in Oil and natural gas properties and other, net, $5.3 million in Other assets, $0.1 million in ARO and $2.7 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  Additionally, during the six months ended June 30, 2020 and during the year ended December 31, 2019, we called on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of June 30, 2020 and December 31, 2019 were $11.1 million and $5.3 million, respectively, which are included in the Condensed Consolidated Balance Sheet in Advances from joint interest partners.  For the six months ended June 30, 2020, in the Condensed Consolidated Statement of Operations, we recorded $4.8 million in Total revenues and $6.3 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.  For the six months ended June 30, 2019, in the Condensed Consolidated Statement of Operations, we recorded $4.0 million in Total revenues and, $2.5 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Asset Retirement Obligations

Our asset retirement obligations (“ARO”) represent the estimated present value of the amount incurred to plug, abandon and remediate our properties at the end of their productive lives.

A summary of the changes to our ARO is as follows (in thousands):

Balances, December 31, 2019	$355,594
Liabilities settled	(2,164)
Accretion of discount	11,684
Liabilities incurred, including acquisitions	2,814
Revisions of estimated liabilities	6,879
Balances, June 30, 2020	374,807
Less current portion	12,506
Long-term	$362,301

6.	Derivative Financial Instruments

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

We entered into commodity contracts for crude oil and natural gas which related to a portion of our expected future production.  The crude oil contracts are based on West Texas Intermediate (“WTI”) crude oil prices and the natural gas contracts are based off the Henry Hub prices, both of which are quoted off the New York Mercantile Exchange (“NYMEX”).  The open contracts as of June 30, 2020 are presented in the following tables:

Crude Oil: Open Swap Contracts, Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Strike Price
Jan 2021 - Dec 2021	1,000	365,000	$41.00
Crude Oil: Open Call Contracts - Bought, Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Strike Price
July 2020 - Dec. 2020	10,000	1,840,000	$67.50

Crude Oil: Open Collar Contracts - Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Put Option Weighted Strike Price (Bought)	Call Option Weighted Strike Price (Sold)
July 2020 - Dec. 2020	10,000	1,840,000	$45.00	$63.51

(1)	Bbls = Barrels

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Natural Gas: Open Swap Contracts, Bought, Priced off Henry Hub (NYMEX)
Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Strike Price
Sept 2020 - Dec 2020	10,000	1,220,000	$2.03

Natural Gas: Open Call Contracts, Bought, Priced off Henry Hub (NYMEX)
Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Strike Price
August 2020 - Dec. 2022	40,000	35,320,000	$3.00

Natural Gas: Open Collar Contracts, Priced off Henry Hub (NYMEX)
Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Put Option Weighted Strike Price (Bought)	Call Option Weighted Strike Price (Sold)
August 2020 - Dec. 2022	40,000	35,320,000	$1.83	$3.00
August 2020 - Dec. 2020	10,000	1,530,000	$1.75	$2.58
Jan 2021 - Dec 2021	30,000	10,950,000	$2.18	$3.00
Jan 2022 - Feb 2022	30,000	1,770,000	$2.20	$4.50

(2)	MMBtu = Million British Thermal Units

The following amounts were recorded in the Condensed Consolidated Balance Sheets in the categories presented and include the fair value of open contracts, and closed contracts which had not yet settled (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid expenses and other assets	$17,770	$7,266
Other assets (long-term)	3,486	2,653
Accrued liabilities	1,779	1,785
Other liabilities (long-term)	2,137	—

The amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.  If these were recorded on a net settlement basis, it would not have resulted in any material differences in reported amounts.

Changes in the fair value and settlements of our commodity derivative contracts were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivative loss (gain)	$15,414	$(1,805)	$(46,498)	$47,081

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash receipts on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash receipts on derivative settlements, net	$37,566	$12,792

7.	Leases

Our contract arrangements accounted for under the applicable GAAP for lease contracts consist of office leases, a land lease and various pipeline right-of-way contracts.  For these contracts, a right-of-use ("ROU") asset and lease liability was established based on our assumptions of the term, inflation rates and incremental borrowing rates.

During the six months ended June 30, 2020, we terminated the existing office lease and executed a new lease on separate office space.  The remaining term of the current office lease extends to December 2020.  The term of the new office lease extends to February 2032.  When calculating the ROU asset and lease liability at the commencement of the new office lease, we have reduced future cash outflows by the lease incentive to be received.

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

Amounts related to leases recorded within our Condensed Consolidated Balance Sheet are as follows (in thousands):

	June 30, 2020	December 31, 2019
ROU assets	$12,546	$7,936

Lease liability:
Accrued liabilities	$2,130	$2,716
Other liabilities	9,834	4,419
Total lease liability	$11,964	$7,135

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

As of June 30, 2020, there were 10,874,043 shares of common stock available for issuance in satisfaction of awards under the Plan.  The shares available for issuance are reduced on a one-for-one basis when RSUs are settled in shares of common stock, which shares of common stock are issued net of withholding tax through the withholding of shares.  The Company has the option following vesting to settle RSUs in stock or cash, or a combination of stock and cash. The Company expects to settle RSUs that vest in the future using shares of common stock.

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

A summary of activity related to RSUs during the six months ended June 30, 2020 is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Nonvested, December 31, 2019	1,614,722	$5.73
Forfeited	(37,753)	6.21
Nonvested, June 30, 2020	1,576,969	5.71

For the outstanding RSUs issued to the eligible employees as of June 30, 2020, vesting is expected to occur as follows (subject to forfeitures):

Restricted Stock Units
2020	794,814
2021	782,155
Total	1,576,969

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Awards to Non-Employee Directors.  Under the W&T Offshore, Inc. 2004 Directors Compensation Plan (as amended from time to time, the “Director Compensation Plan”), shares of restricted stock (“Restricted Shares”) have been granted to the Company’s non-employee directors.  Grants to non-employee directors were made during 2019, 2018 and 2017.  During the second quarter of 2020, our shareholders approved increasing the shares available by 500,000 shares.  As of June 30, 2020, there were 582,620 shares of common stock available for issuance in satisfaction of awards under the Director Compensation Plan.  The shares available are reduced on a one-to-one basis when Restricted Shares are granted.

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

A summary of activity related to Restricted Shares during the six months ended June 30, 2020 is as follows:

	Restricted Shares
		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Nonvested, December 31, 2019	123,180	$ 4.55
Vested	(78,428)	3.57
Nonvested, June 30, 2020	44,752	6.27

For the outstanding Restricted Shares issued to the non-employee directors as of June 30, 2020, vesting is expected to occur as follows (subject to any forfeitures):

Restricted Shares
2021	29,300
2022	15,452
Total	44,752

Share-Based Compensation.  Share-based compensation expense is recorded in the line General and administrative expenses in the Condensed Consolidated Statements of Operations.  No share-based awards have been granted to date in 2020 under the Plan, and therefore, no share-based compensation expense for 2020 has been recorded.  The Compensation Committee has deferred its decision regarding the potential awarding of incentive compensation, including by the exercise of discretion.  The tax benefit related to compensation expense recognized under share-based payment arrangements was not meaningful and was minimal due to our income tax situation.  A summary of incentive compensation expense under share-based payment arrangements is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation expense from:
Restricted stock units (1)	$949	$1,189	$1,927	$1,041
Restricted Shares	70	70	140	140
Total	$1,019	$1,259	$2,067	$1,181

(1)	For the six months ended June 30, 2019, share-based compensation expense includes adjustments for a former executive's forfeitures.

Unrecognized Share-Based Compensation.  As of June 30, 2020, unrecognized share-based compensation expense related to our awards of RSUs and Restricted Shares was $3.0 million and $0.2 million, respectively.  Unrecognized share-based compensation expense will be recognized through November 2021 for RSUs and April 2022 for Restricted Shares.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash-Based Incentive Compensation.  In addition to share-based compensation, short-term, cash-based awards were granted under the Plan to substantially all eligible employees in 2019 and 2018.  The short-term, cash-based awards, which are generally a short-term component of the Plan, are performance-based awards consisting of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each of such criteria.  In addition, these cash-based awards included an additional financial condition requiring Adjusted EBITDA less reported Interest Expense Incurred (terms as defined in the awards) for any fiscal quarter plus the three preceding quarters to exceed defined levels measured over defined time periods for each cash-based award.  No cash-based awards have been granted to date in 2020 under the Plan, and therefore, no cash-based compensation expense for 2020 has been recorded. The Compensation Committee has deferred its decision regarding the potential awarding of incentive compensation, including by the exercise of discretion.  During 2018, long-term, cash awards were granted to certain employees subject to pre-defined performance criteria.  Expense is recognized over the service period once the business criteria, individual performance criteria and financial condition are met.

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

A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation included in:
General and administrative expenses	$1,019	$1,259	$2,067	$1,181
Cash-based incentive compensation included in:
Lease operating expense (1)	—	402	849	279
General and administrative expenses (1)	159	1,243	3,790	3,338
Total charged to operating income	$1,178	$2,904	$6,706	$4,798

(1)	Includes adjustments of accruals to actual payments.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Income Taxes

Tax Benefit and Tax Rate.  Income tax benefit for the three months and six months ended June 30, 2020, was $8.7 million and $2.2 million, respectively.  Income tax benefit for the three and six months ended June 30, 2019, was $11.7 million and $11.5 million, respectively.  For the three and six months ended June 30, 2020, our effective tax rate  primarily differed from the statutory Federal tax rate for adjustments recorded related to the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020.  The CARES Act modified certain income tax statutes, including changes related to the business interest expense limitation under Internal Revenue Service ("IRS") Code Section 163(j).  During the three months ended June 30, 2019, we reversed a liability related to an uncertain tax position that was effectively settled with the IRS, which resulted in a net tax benefit for the three and six months ended June 30, 2019.  Our effective tax rate was not meaningful for any of the periods presented.

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

As of June 30, 2020 and December 31, 2019, our valuation allowance was $45.9 million and $54.4 million, respectively, and relates primarily to state net operating losses and the disallowed interest limitation carryover.

Income Taxes Receivable.  As of December 31, 2019, we had current income taxes receivable of $1.9 million, which was received during the six months ended June 30, 2020.  The refund related primarily to a net operating loss (“NOL”) carryback claim for 2017 that was carried back to prior years.

During the six months ended June 30, 2020, we did not make any income tax payments of significance.  During the six months ended June 30, 2019, we did not receive any income tax claims or make any income tax payments of significance.

The tax years 2016 through 2019 remain open to examination by the tax jurisdictions to which we are subject.

10.	Earnings Per Share

The following table presents the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(5,904)	$36,389	$60,076	$(11,372)
Less portion allocated to nonvested shares	—	666	707	—
Net (loss) income allocated to common shares	$(5,904)	$35,723	$59,369	$(11,372)
Weighted average common shares outstanding	141,597	140,567	141,571	140,507

Basic and diluted (loss) earnings per common share	$(0.04)	$0.25	$0.42	$(0.08)

Shares excluded due to being anti-dilutive (weighted-average)	1,665	—	—	2,978

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Contingencies

Appeal with the Office of Natural Resources Revenue (“ONRR”).  In 2009, we recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through our subsea pipeline systems.  In 2010, the ONRR audited our calculations and support related to this usage fee, and in 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken.  We recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, we disagree with the position taken by the ONRR.  We filed an appeal with the ONRR, which was denied in May 2014.  On June 17, 2014, we filed an appeal with the IBLA under the Department of the Interior.  On January 27, 2017, the IBLA affirmed the decision of the ONRR requiring W&T to pay approximately $4.7 million in additional royalties. We filed a motion for reconsideration of the IBLA decision on March 27, 2017.  Based on a statutory deadline, we filed an appeal of the IBLA decision on July 25, 2017 in the U.S. District Court for the Eastern District of Louisiana.  We were required to post a bond in the amount of $7.2 million and cash collateral of $6.9 million with the surety in order to appeal the IBLA decision, of which the cash collateral held by the surety was subsequently returned during the first quarter of 2020.  On December 4, 2018, the IBLA denied our motion for reconsideration.  On February 4, 2019, we filed our first amended complaint, and the government has filed its Answer in the Administrative Record.  On July 9, 2019, we filed an Objection to the Administrative Record and Motion to Supplement the Administrative Record, asking the court to order the government to file a complete privilege log with the record.  Following a hearing on July 31, 2019, the Court ordered the government to file a complete privilege log.  In an Order dated December 18, 2019, the court ordered the government to produce certain contracts subject to a protective order and to produce the remaining documents in dispute to the court for in camera review.  Following in camera review, the Court upheld the government’s assertion of privilege, and the parties are proceeding with drafting Cross-Motions for Summary Judgment, which will be the basis for the court’s ruling.  We filed our Motion for Summary Judgment on June 22, 2020, and we expect the government’s Cross Motion for Summary Judgment and Opposition to W&T’s Motion for Summary Judgment to be filed by August 26, 2020.

Royalties – “Unbundling” Initiative.  The ONRR has publicly announced an “unbundling” initiative to revise the methodology employed by producers in determining the appropriate allowances for transportation and processing costs that are permitted to be deducted in determining royalties under Federal oil and gas leases.  The ONRR’s initiative requires re-computing allowable transportation and processing costs using revised guidance from the ONRR going back 84 months for every gas processing plant that processed our gas. In the second quarter of 2015, pursuant to the initiative, we received requests from the ONRR for additional data regarding our transportation and processing allowances on natural gas production related to a specific processing plant. We also received a preliminary determination notice from the ONRR asserting that our allocation of certain processing costs and plant fuel use at another processing plant was not allowed as deductions in the determination of royalties owed under Federal oil and gas leases. We have submitted revised calculations covering certain plants and time periods to the ONRR. As of the filing date of this Form 10-Q, we have not received a response from the ONRR related to our submissions.  These open ONRR unbundling reviews, and any further similar reviews, could ultimately result in an order for payment of additional royalties under our Federal oil and gas leases for current and prior periods.  While the amounts paid for the six months ended June 30, 2020 and 2019 were immaterial, we are not able to determine the range of any additional royalties or, if and when assessed, whether such amounts would be material.

Notices of Proposed Civil Penalty Assessment.  During the six months ended June 30, 2020 and 2019, we did not pay any civil penalties to the Bureau of Safety and Environmental Enforcement ("BSEE") related to Incidents of Noncompliance (“INCs”) at various offshore locations.  We currently have nine open civil penalties issued by the BSEE from INCs, which have not been settled as of the filing date of this Form 10-Q.  The INCs underlying these open civil penalties cite alleged non-compliance with various safety-related requirements and procedures occurring at separate offshore locations on various dates ranging from July 2012 to January 2018.  The proposed civil penalties for these INCs total $7.7 million.  As of June 30, 2020 and December 31, 2019, we have accrued approximately $3.5 million, which is our best estimate of the final settlements once all appeals have been exhausted.  Our position is that the proposed civil penalties are excessive given the specific facts and circumstances related to these INCs.  We are exploring the possibility of settling these civil penalties with the BSEE.

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

COVID-19 Impacts on Economic Environment.   On  January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of COVID-19 and the risks to the international community as the virus spread globally beyond its point of origin.  In March 2020, the WHO classified the COVID-19 as a pandemic based on the rapid increase in exposure globally.  During the second quarter of 2020 and thus far during the third quarter of 2020, there have been continued and, in some cases, increasing outbreaks of COVID-19 in the United States, particularly in Houston, Texas, where our corporate office is located, Louisiana and Alabama, where we conduct substantially all of our operations.

The COVID-19 pandemic and resulting government restrictions, along with decisions by the Russian and Saudi governments to increase supply in March 2020, created a significant decrease in global crude oil demand causing a substantial decrease in crude oil prices and increasing the volatility of the market.  Additionally, prices for NGLs and natural gas decreased in the three months ended June 30, 2020 compared to the prior quarter and prior year levels, all of which have impacted revenues for the three and six months ended June 30, 2020.  This economic environment has caused oil and gas operators to reduce their capital expenditure budgets, reduce activity and shut-in significant production.  The full impact of the COVID-19 pandemic and the volatility in crude oil prices continue to evolve as of the date of this Quarterly Report.  However, the scope and length of this economic downturn and the ultimate effect on the prices of crude oil and natural gas cannot be determined and we could be adversely affected in future periods.

We are actively monitoring the impact on our results of operations, financial position, and liquidity for the remainder of 2020.  In response to the market changes, we have reduced our capital expenditure budget for the remainder of 2020, experienced production shut-ins from non-operated oil and gas properties and shut-in a limited number of our operated oil and gas properties.

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

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico.  As of June 2020, we hold working interests in 48 offshore fields in federal and state waters (39 producing and nine fields capable of producing).  We currently have under lease approximately 772,000 gross acres (523,000 net acres) spanning across the OCS off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 557,000 gross acres on the conventional shelf and approximately 215,000 gross acres in the deepwater.  A majority of our daily production is derived from wells we operate.  Our interest in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiary, W & T Energy VI, LLC, a Delaware limited liability company and through our proportionately consolidated interest in Monza, as described in more detail in Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part I, Item 1 in this Form 10-Q.

Recent Events

Due to circumstances related to the outbreak of COVID-19, various measures have been taken by federal, state and local governments to reduce the rate of spread of COVID-19.  These measures and other factors have resulted in a decrease of general economic activity and a corresponding decrease in global and domestic energy demand impacting commodity pricing.  In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) have negatively impacted crude oil prices.  These rapid and unprecedented events have pushed crude oil storage near capacity and driven prices down significantly.  These events have been the primary cause of the significant supply-and-demand imbalance for oil, significantly lowering oil pricing.  Further, during the second quarter of 2020 and thus far during the third quarter of 2020, there have been continued and, in some cases, increasing outbreaks of COVID-19 in the United States, particularly in Houston, Texas, where our corporate offices are located, and Louisiana and Alabama, where we conduct substantially all of our operations.  These conditions may continue to exist in future periods, constraining our ability to store and move production to downstream markets, or affecting future decisions to delay or curtail development activity or temporarily shut-in production which could further reduce cash flow.

The Company has responded to COVID-19 events and current economic conditions as follows:

•

Our capital expenditure forecast for 2020 has been reduced significantly from our initial budget in response to the unprecedented decrease in crude oil prices experienced in the first quarter of 2020.  Excluding acquisitions and plugging and abandonment expenditures, we are currently estimating capital expenditures to range from $15 million to $25 million for 2020 and ARO spending to be in the range of $2 million to $4 million.  We continue to closely monitor current and forecasted commodity prices to assess what changes, if any, should be made to our 2020 plans and are unable to predict the duration or impact of COVID-19 and OPEC+ actions have on our business.  Additionally, primarily as a result of substantially lower oil prices, the borrowing base under the Credit Agreement was reduced from $250.0 million to $215.0 million during the second quarter of 2020.

•

During the second quarter, we shut-in production in selected oil-weighted properties operated by the Company and experienced production shut-ins at certain non-operated properties due to the decline in oil prices.  The Company has restored the majority of such non-operated production that was previously shut-in.  Additionally, the Company was also able to restore some of its operated production that was shut-in due to low oil prices, but continues to monitor commodity prices to determine the appropriate time to return the remaining fields online.

•

We have taken proactive steps in our field operations and corporate offices to protect the health and safety of our employees and contractors.  At W&T’s corporate offices, the Company mandated a work-from-home policy on March 23, 2020 and ensured that all employees had the ability to continue performing their work duties remotely.  W&T reopened its corporate office and has implemented actions to protect its employees working in its offices.  In our field operations, the Company instituted screening of all personnel prior to entry to heliports, shore-based facilities and Alabama gas treatment plants, which includes a questionnaire and temperature check.  The Company conducts daily temperature screenings at all onshore offices and offshore facilities and implemented procedures for distancing and hygiene at its onshore offices and field locations.  We continue to monitor national, state and local government directives to continually assess our health and safety protocol.

See the Liquidity and Capital Resources section in this Part II for a discussion of our liquidity and other aspects as a result of the decrease in commodity prices.   See Item 1A, Risk Factors, under Item II of this Form 10-Q.

Oil and Natural Gas Production and Commodity Pricing

Our financial condition, cash flow and results of operations are significantly affected by the volume of our crude oil, NGLs and natural gas production and the prices that we receive for such production.  Our production volumes for the six months ended June 30, 2020 were comprised of 37.3% crude oil and condensate, 10.4% NGLs and 52.3% natural gas, determined on a barrel of oil equivalent (“Boe”) using the energy equivalency ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel of crude oil, condensate or NGLs.  The conversion ratio does not assume price equivalency, and the price per one Boe for crude oil, NGLs and natural gas has differed significantly in the past.  For the six months ended June 30, 2020, revenues from the sale of crude oil and NGLs made up 68.9% of our total revenues compared to 82.5% for the six months ended June 30, 2019.  For the six months ended June 30, 2020, our combined total production expressed in equivalent volumes on a daily basis was 39.7% higher than for the six months ended June 30, 2019, primarily due to the acquisition of the Mobile Bay properties described below.  For the six months ended June 30, 2020, our total revenues were 28.5% lower than the six months ended June 30, 2019 due to lower realized prices for crude oil, NGLs and natural gas and partially offset the higher volumes.  See Results of Operations – Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 in this Item 2 for additional information.

In August 2019, we completed the purchase of Exxon Mobil Corporation's (“Exxon”) interests in and operatorship of oil and gas producing properties in the eastern region of the Gulf of Mexico offshore Alabama and related onshore and offshore facilities and pipelines (the “Mobile Bay Properties”).  For the six months ended June 30, 2020, the average net production of the Mobile Bay Properties was approximately 17,100 net Boe per day.

Our operating results are strongly influenced by the price of the commodities that we produce and sell.  The price of those commodities is affected by both domestic and international factors, including domestic production.  During the six months ended June 30, 2020, our average realized crude oil price was $35.57 per barrel.  This is a decrease from our average realized crude oil price of $61.96 per barrel, or 42.6%, for the six months ended June 30, 2019.  Per the Energy Information Administration ("EIA"), crude oil prices using West Texas Intermediate ("WTI") pricing decreased to $36.58 per barrel during the six months ended June 30, 2020 compared to $57.39 during the six months ended June 30, 2019 representing a decrease of 36.3% for the six months ended June 30, 2020.  Crude oil prices have partially recovered from their April lows, with an average WTI spot price of $38.31 per barrel for the month of June 2020, and $40.34 per barrel for the first two weeks of July 2020, but still remain depressed compared to the same periods in 2019.

Our average realized crude oil sales price differs from the WTI benchmark average crude price primarily due to premiums or discounts, crude oil quality adjustments, volume weighting (collectively referred to as differentials) and other factors.  Crude oil quality adjustments can vary significantly by field.  All of our crude oil is produced offshore in the Gulf of Mexico and is characterized as Poseidon, Light Louisiana Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”) and others.  WTI is frequently used to value domestically produced crude oil, and the majority of our crude oil production is priced using the spot price for WTI as a base price, then adjusted for the type and quality of crude oil and other factors.  Similar to crude oil prices, the differentials for our offshore crude oil have also experienced volatility in the past.  The monthly average differentials of WTI versus Poseidon, LLS and HLS for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 decreased approximately $4.00 to $5.00 per barrel and averaged ($0.36), $2.80, and $2.17 per barrel, respectively, for these three types of crude oil for the six months ended June 30, 2020.

Our average realized price of natural gas of $1.85 per Mcf for the six months ended June 30, 2020 was lower than the average realized price of $2.81 per Mcf for the six months ended June 30, 2019 by 34.2%.  The average Henry Hub ("HH") natural gas price of $1.87 per Mcf for the six months ended June 30, 2020 was lower than the average HH natural gas price of $2.84 per Mcf for the six months ended June 30, 2019 by 34.2%. Per the EIA, this decrease was due to lower demand.  Working inventories of natural gas as of June 30, 2020 were 37% higher than the comparable year ago period.

Our average realized price of NGLs for the six months ended June 30, 2020 was 52.2% lower than the average realized price for the six months ended June 30, 2019. Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel.  For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, average prices for domestic ethane decreased by 32% and average domestic propane prices decreased by 35% as measured using a price index for Mount Belvieu.  The average prices for other domestic NGLs components decreased 28% to 43% for the six months ended June 30, 2020 compared to the same period in 2019.  Due to the acquisition of the Mobile Bay Properties, our volumes of NGLs have increased, but at lower realized prices than experienced for the Company's overall realized prices.  We believe the change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

According to Baker Hughes, the number of working rigs drilling for oil and natural gas on land in the U.S. as reported in their July 17, 2020 report was significantly lower than a year ago, decreasing to 253 rigs compared to 954 rigs a year ago.  The oil rig count decreased to 180 rigs compared to 779 rigs a year ago and the gas and miscellaneous rigs decreased to 73 rigs from 175 a year ago.  In the Gulf of Mexico, the number of working rigs was 12 rigs (all oil) compared to 25 (23 oil and two natural gas) a year ago.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil	$30,645	$109,195	$(78,550)	(71.9)%	$115,295	$195,898	$(80,603)	(41.1)%
NGLs	1,917	4,640	(2,723)	(58.7)%	8,369	11,088	(2,719)	(24.5)%
Natural gas	21,364	19,567	1,797	9.2%	50,664	41,405	9,259	22.4%
Other	1,315	1,299	16	1.2%	5,041	2,390	2,651	110.9%
Total revenues	55,241	134,701	(79,460)	(59.0)%	179,369	250,781	(71,412)	(28.5)%
Operating costs and expenses:
Lease operating expenses	28,313	40,341	(12,028)	(29.8)%	83,088	83,797	(709)	(0.8)%
Production taxes	1,143	317	826	260.6%	2,059	733	1,326	180.9%
Gathering and transportation	3,301	7,068	(3,767)	(53.3)%	8,750	13,491	(4,741)	(35.1)%
Depreciation, depletion, amortization and accretion	29,483	38,073	(8,590)	(22.6)%	68,609	71,839	(3,230)	(4.5)%
General and administrative expenses	5,628	13,328	(7,700)	(57.8)%	19,591	27,437	(7,846)	(28.6)%
Derivative loss (gain)	15,414	(1,805)	17,219	NM	(46,498)	47,081	(93,579)	NM
Total costs and expenses	83,282	97,322	(14,040)	(14.4)%	135,599	244,378	(108,779)	(44.5)%
Operating (loss) income	(28,041)	37,379	(65,420)	NM	43,770	6,403	37,367	583.6%
Interest expense, net	14,816	12,207	2,609	21.4%	31,926	28,489	3,437	12.1%
Gain on purchase of debt	(28,968)	—	(28,968)	NM	(47,469)	—	(47,469)	NM
Other expense, net	751	478	273	57.1%	1,474	809	665	82.2%
(Loss) income before income tax benefit	(14,640)	24,694	(39,334)	NM	57,839	(22,895)	80,734	NM
Income tax benefit	(8,736)	(11,695)	2,959	NM	(2,237)	(11,523)	9,286	NM
Net (loss) income	$(5,904)	$36,389	$(42,293)	NM	$60,076	$(11,372)	$71,448	NM
Basic and diluted (loss) earnings per common share	$(0.04)	$0.25	$(0.29)	NM	$0.42	$(0.08)	$0.50	NM

NM – not meaningful

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Operating: (1)
Net sales:
Oil (MBbls)	1,414	1,683	(269)	(16.0)%	3,241	3,161	80	2.5%
NGLs (MBbls)	410	264	146	55.3%	905	573	332	57.9%
Natural gas (MMcf)	12,006	7,450	4,556	61.2%	27,313	14,738	12,575	85.3%
Total oil equivalent (MBoe)	3,826	3,189	637	20.0%	8,699	6,190	2,509	40.5%

Average daily equivalent sales (Boe/day)	42,037	35,045	6,992	20.0%	47,795	34,201	13,594	39.7%
Average realized sales prices:
Oil ($/Bbl)	$21.67	$64.86	$(43.19)	(66.6)%	$35.57	$61.96	$(26.39)	(42.6)%
NGLs ($/Bbl)	4.67	17.59	(12.92)	(73.5)%	9.25	19.36	(10.11)	(52.2)%
Natural gas ($/Mcf)	1.78	2.63	(0.85)	(32.3)%	1.85	2.81	(0.96)	(34.2)%
Oil equivalent ($/Boe)	14.10	41.83	(27.73)	(66.3)%	20.04	40.13	(20.09)	(50.1)%

Average per Boe ($/Boe):
Lease operating expenses	$7.40	$12.65	$(5.25)	(41.5)%	$9.55	$13.54	$(3.99)	(29.5)%
Gathering and transportation	0.86	2.22	(1.36)	(61.3)%	1.01	2.18	(1.17)	(53.7)%
Production costs	8.26	14.87	(6.61)	(44.5)%	10.56	15.72	(5.16)	(32.8)%
Production taxes	0.30	0.10	0.20	200.0%	0.24	0.12	0.12	—
DD&A	7.71	11.94	(4.23)	(35.4)%	7.89	11.61	(3.72)	(32.0)%
G&A expenses	1.47	4.18	(2.71)	(64.8)%	2.25	4.43	(2.18)	(49.2)%
	$17.74	$31.09	$(13.35)	(42.9)%	$20.94	$31.88	$(10.94)	(34.3)%

(1)	The conversion to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs (totals may not compute due to rounding). The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

Volume measurements not previously defined:
MBbls — thousand barrels for crude oil, condensate or NGLs	Mcf — thousand cubic feet
MBoe — thousand barrels of oil equivalent	MMcf — million cubic feet

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Due to the decrease and volatility in crude oil prices and to a lesser extent, decreases and volatility in natural gas and prices for NGLs, the results of the three months ended June 30, 2020 may not be indicative of future periods.  See “Liquidity and Capital Resources – Liquidity Overview” below for additional information.

Revenues.  Total revenues decreased $79.5 million, or 59.0%, to $55.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.  Oil revenues decreased $78.6 million, or 71.9%, NGLs revenues decreased $2.7 million, or 58.7%, natural gas revenues increased $1.8 million, or 9.2%, and other revenues were basically flat.  The decrease in oil revenues was attributable to a 66.6% decrease in the average realized sales price to $21.67 per barrel for the three months ended June 30, 2020 from $64.86 per barrel for the three months ended June 30, 2019 and a decrease in sales volumes of 16.0%.  The decrease in NGLs revenues was attributable to a 73.5% decrease in the average realized sales price to $4.67 per barrel for the three months ended June 30, 2020 from $17.59 per barrel for the three months ended June 30, 2019 and was partially offset by an increase in sales volumes of 55.3%.  The increase in natural gas revenues was attributable to an increase in sales volumes of 61.2%, and partially offset by a 32.3% decrease in the average realized price to $1.78 per Mcf for the three months ended June 30, 2020 from $2.63 per Mcf for the three months ended June 30, 2019.  Overall, production volumes increased 20.0% on a Boe/day basis.  The largest production increases for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was related to our acquisition of the interests in the Mobile Bay Properties in August 2019, which produced a net average of 15,700 Boe per day during the three months ended June 30, 2020 (impacting NGLs and natural gas volumes), and the acquisition of Garden Banks 783 field (Magnolia) assets in December 2019.  These increases were partially offset by production decreases primarily from natural production declines and shutting in certain operated and non-operated fields.  Our estimate of deferred production for the three months ended June 30, 2020 was approximately 4,100 Boe per day as compared to 4,900 Boe per day for the three months ended June 30, 2019.

Revenues from oil and NGLs as a percent of our total revenues were 58.9% for the three months ended June 30, 2020 compared to 84.5% for the three months ended June 30, 2019.  Our average realized NGLs sales price as a percent of our average realized crude oil sales price decreased to 21.6% for the three months ended June 30, 2020 compared to 27.1% for the three months ended June 30, 2019.

Lease operating expenses.  Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance, decreased $12.0 million, or 29.8%, to $28.3 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  On a component basis, base lease operating expenses decreased $7.9 million, workover expenses decreased $1.0 million, and facilities maintenance expense decreased $3.1 million.  Base lease operating expenses decreased primarily due to shutting in certain fields, other cost reductions measures, credits to expense due to prior period royalty adjustments of $3.2 million, and credits to expense related to the PPP of $2.3 million and were partially offset by the acquisition of the Mobile Bay Properties in August 2019, which had base lease operating expenses of $5.1 million for the three months ended June 30, 2020.  In addition, the acquisition of the Magnolia field in December 2019 increased base lease operating expenses by $2.1 million.  The decreases in workover expense and facility maintenance were due to fewer projects undertaken.

Production taxes.  Production taxes increased $0.8 million to $1.1 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the acquisition of the Mobile Bay Properties, which has operations in state waters.

Gathering and transportation.  Gathering and transportation expenses decreased $3.8 million to $3.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to lower transportation rates at certain fields and due to shutting in certain fields.

Depreciation, depletion, amortization and accretion (“DD&A”).  DD&A, which includes accretion for ARO, decreased to $7.71 per Boe for the three months ended June 30, 2020 from $11.94 per Boe for the three months ended June 30, 2019.  On a nominal basis, DD&A decreased to $29.5 million ,or 22.6%, for the three months ended June 30, 2020 from $38.1 million for the three months ended June 30, 2019.  DD&A on a nominal basis decreased largely due to lower DD&A rate per Boe.  The rate per BOE decreased mostly as a result of increases in proved reserves from the acquisition of the Mobile Bay Properties.  Partially offsetting was higher costs from increased production.  Other factors affecting the DD&A rate are capital expenditures and revisions to proved reserves volumes.

General and administrative expenses (“G&A”).  G&A was $5.6 million for the three months ended June 30, 2020, decreasing 57.8% from $13.3 million for the three months ended June 30, 2019.  The decrease was primarily due to credits to expense related to the PPP of $5.0 million and lower incentive compensation expenses.  2020 incentive compensation awards have not been granted to date, and therefore, no incentive compensation expense for 2020 has been recorded.  The Compensation Committee has deferred its decision regarding the potential awarding of incentive compensation, including by the exercise of discretion.  G&A on a per Boe basis was $1.47 per Boe for the three months ended June 30, 2020 compared to $4.18 per Boe for the three months ended June 30, 2019.

Derivative loss (gain).  The three months ended June 30, 2020 reflects a $15.4 million derivative loss primarily due to increased crude oil prices during June 2020 compared to oil prices during March 2020, which decreased the estimated fair value of open crude oil contracts between the two measurement dates.  Partially offsetting were realized gains from oil swap contracts where the price was below the contract strike price.  The three months ended June 30, 2019 reflects a $1.8 million derivative gain primarily due to decreased crude oil prices during June 2019 as compared to oil prices during March 2019, which increased the estimated fair value of open crude oil contracts between the two measurement dates, partially offset by losses from oil swap contracts.

Interest expense, net.  Interest expense, net, was $14.8 million and $12.2 million for the three months ended June 30, 2020 and 2019, respectively.  The increase is primarily due to lower interest income between the two periods.  During the three months ended June 30, 2019, we accrued interest income of $4.0 million related to income tax refunds as we received confirmation from the IRS that our refund filings have been approved for payment and was subsequently received during the third quarter of 2019.  In addition  borrowings increased under the Credit Agreement related to the acquisition of the Mobile Bay Properties between the two periods and were partially offset by reductions to interest expense from the PPP of $1.1 million recorded during the three months ended June 30, 2020.

Gain on purchase of debt. A gain of $29.0 million was recorded related to the purchase of $45.1 million of principal of our outstanding Senior Second Lien Notes during the three months ended June 30, 2020.

Income tax benefit.  Our income tax benefit was $8.7 million and $11.7 million for the three months ended June 30, 2020 and 2019, respectively.  For the three months ended June 30, 2020, our income tax benefit was impacted by adjustments recorded related to the enactment of the CARES Act on March 27, 2020.  The CARES Act modified certain income tax statutes including changes related to the business interest expense limitation under IRS Code Section 163(j).  During the three months ended June 30, 2019, we reversed a liability related to an uncertain tax position that was resolved resulted in a net tax benefit for the three months ended June 30, 2019.  Our effective tax rate was not meaningful for the three months ended June 30, 2020 or 2019.

As of June 30, 2020, our valuation allowance was $45.9 million.  We continually evaluate the need to maintain a valuation allowance on our deferred tax assets.  Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs.  See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Due to the decrease and volatility in crude oil prices and to a lesser extent, decreases and volatility in natural gas and prices for NGLs, the results of the six months ended June 30, 2020 may not be indicative of future periods.  See “Liquidity and Capital Resources – Liquidity Overview” below for additional information.

Revenues.  Total revenues decreased $71.4 million, or 28.5%, to $179.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.  Oil revenues decreased $80.6 million, or 41.1%, NGLs revenues decreased $2.7 million, or 24.5%, natural gas revenues increased $9.3 million, or 22.4%, and other revenues increased $2.7 million due to prior period royalty adjustments recorded during the six months ended June 30, 2020.  The decrease in oil revenues was attributable to a 42.6% decrease in the average realized sales price to $35.57 per barrel for the six months ended June 30, 2020 from $61.96 per barrel for the six months ended June 30, 2019, partially offset by an increase in sales volumes of 2.5%.  The decrease in NGLs revenues was attributable to a 52.2% decrease in the average realized sales price to $9.25 per barrel for the six months ended June 30, 2020 from $19.36 per barrel for the six months ended June 30, 2019, partially offset by an increase in sales volumes of 57.9%.  The increase in natural gas revenues was attributable to an increase in sales volumes of 85.3%, and partially offset by a 34.2% decrease in the average realized price to $1.85 per Mcf for the six months ended June 30, 2020 from $2.81 per Mcf for the six months ended June 30, 2019.  Overall, production volumes increased 39.7% on a Boe/day basis.  The largest production increases for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was related to our acquisition of the interests in the Mobile Bay Properties in August 2019, which produced a net average of 17,100 Boe per day during the six months ended June 30 , 2020 (impacting NGLs and natural gas volumes), increases in production at our Ship Shoal 349 (Mahogany) field and the acquisition of the Magnolia field assets in December 2019.  These increases were partially offset by production decreases primarily from natural production declines and shutting in certain operated and non-operated fields.  Our estimate of deferred production for the six months ended June 30, 2020 was approximately 3,800 Boe per day as compared to 6,000 Boe per day for the six months ended June 30, 2019.

Revenues from oil and NGLs as a percent of our total revenues were 68.9% for the six months ended June 30, 2020 compared to 82.5% for the six months ended June 30, 2019.  Our average realized NGLs sales price as a percent of our average realized crude oil sales price decreased to 26.0% for the six months ended June 30, 2020 compared to 31.2% for the six months ended June 30, 2019.

Lease operating expenses.  Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance, decreased $0.7 million, or 0.8%, to $83.1 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  On a component basis, base lease operating expenses increased $8.0 million, workover expenses decreased $4.5 million, and facilities maintenance expense decreased $4.2 million.  Base lease operating expenses decreased primarily from shutting in certain fields, cost reduction measures, credits to expense due to prior period royalty adjustments of $6.7 million, and credits to expense related to the PPP of $2.3 million, and were partially offset by increases due to the acquisition of the Mobile Bay Properties in August 2019, which had base lease operating expenses of $16.5 million for the six months ended June 30, 2020.  In addition, the acquisition of the Magnolia field in December 2019 increased base lease operating expenses by $5.3 million.  The decreases in workover expense and facility maintenance were due to fewer projects undertaken.

Production taxes.  Production taxes increased $1.3 million to $2.1 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the acquisition of the Mobile Bay Properties, which has operations in state waters.

Gathering and transportation.  Gathering and transportation expenses decreased $4.7 million to $8.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to lower transportation rates at certain fields and due to shutting in certain fields.

Depreciation, depletion, amortization and accretion.  DD&A, which includes accretion for ARO, decreased to $7.89 per Boe for the six months ended June 30, 2020 from $11.61 per Boe for the six months ended June 30, 2019.  On a nominal basis, DD&A decreased to $68.6 million, or 4.5%, for the six months ended June 30, 2020 from $71.8 million for the six months ended June 30, 2019.  DD&A on a nominal basis decreased largely due to the lower rate per Boe.  The rate per BOE decreased mostly as a result of increases in proved reserves from the acquisition of the Mobile Bay Properties. Partially offsetting was higher costs from increased production.  Other factors affecting the DD&A rate are capital expenditures and revisions to proved reserves volumes.

General and administrative expenses.  G&A was $19.6 million for the six months ended June 30, 2020, decreasing 28.6% from $27.4 million for the six months ended June 30, 2019.  The decrease was primarily due to credits to expense related to the PPP of $5.0 million and increased fees for overhead charged to partners (credits to expense).  2020 incentive compensation awards have not been granted to date, and therefore, no incentive compensation expense for 2020 has been recorded.  The Compensation Committee has deferred its decision regarding the potential awarding of incentive compensation, including by the exercise of discretion.  G&A on a per Boe basis was $2.25 per Boe for the six months ended June 30, 2020 compared to $4.43 per Boe for the six months ended June 30, 2019.

Derivative (gain) loss.  The six months ended June 30, 2020 reflects a $46.5 million derivative gain primarily due to realized gains on oil swap contracts where the price was below the strike price and due to decreased crude oil prices during June 2020 as compared to oil prices during December 2019, which increased the estimated fair value of open crude oil contracts between the two measurement dates.  The six months ended June 30, 2019 reflects a $47.1 million derivative loss primarily due to increased crude oil prices during June 2019 as compared to oil prices during December 2018, which decreased the estimated fair value of open crude oil contracts between the two measurement dates.

Interest expense, net.  Interest expense, net, was $31.9 million and $28.5 million for the six months ended June 30, 2020 and 2019, respectively.  The increase is primarily due to lower interest income between the two periods.  During the six months ended June 30, 2019, we accrued interest income of $4.0 million related to income tax refunds as we received confirmation from the IRS that our refund filings had been approved for payment and was subsequently received during the third quarter of 2019.  In addition, borrowings increased under the Credit Agreement related to the acquisition of the Mobile Bay Properties between the two periods, which were partially offset by reductions to interest expense from the PPP of $1.1 million recorded during the six months ended June 30, 2020.

Gain on purchase of debt. A gain of $47.5 million was recorded related to the purchase of $72.5 million of principal of our outstanding Senior Second Lien Notes during the six months ended June 30, 2020.

Income tax expense.  Our income tax benefit was $2.2 million and $11.5 million for the six months ended June 30, 2020 and 2019, respectively.  For the six months ended June 30, 2020, our income tax benefit was impacted by adjustments recorded related to the enactment of the CARES Act on March 27, 2020.  The CARES Act modified certain income tax statutes including changes related to the business interest expense limitation under IRS Code Section 163(j).  During the six months ended June 30, 2019, we reversed a liability related to an uncertain tax position that was resolved and resulted in a net tax benefit for the six months ended June 30, 2019.  Our effective tax rate was not meaningful for the six months ended June 30, 2020 or 2019.  See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

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

As COVID-19 and other world events impact crude oil prices, and to a lesser degree, natural gas prices, we are actively monitoring the impact on our results of operations, financial position, and liquidity.  As of June 30, 2020, we had $36.5 million cash on hand, availability of $128.9 million under the Credit Agreement and no maturities of long-term debt until 2022.  Nonetheless, the impact of unprecedented decline in oil prices during March and April of 2020 were severe and so dramatic as to threaten the entire oil and gas industry, including the Company, should the decline persisted. Oil prices began recovering in May 2020 and continued to improve through mid-July 2020, but not to the levels experienced in 2019.  Natural gas prices have remained at 2nd quarter levels through July 2020.  In reaction to these events, we moved quickly to preserve resources and protect the health of our employees and contractors.  Furthermore, we have taken certain actions to address the current economic environment as follows:

•

We have reduced our capital expenditure budget for the remainder of 2020.  Excluding acquisitions and plugging and abandonment expenditures, we are estimating capital expenditures to be approximately $15 million to $25 million for 2020.  ARO (plugging and abandonment) spending is estimated to be between of $2 million to $4 million.

•

Since December 31, 2019, we have reduced the amount outstanding of our Senior Second Lien Notes by $72.5 million to $552.5 million as of June 30, 2020 through purchases in the open market for $23.9 million, resulting in annualized interest savings of $7.1 million.

•

On June 17, 2020, we entered into the Third Amendment and Waiver to the Credit Agreement, which, among other things, waived the requirement to comply with the Leverage Ratio (as defined in the Credit Agreement) covenant and replaced it with a first lien leverage covenant of 2.00 to 1.00 through year-end 2021.  We expected these revised requirements will allow us to utilize the full availability under the Credit Agreement, if needed, during the Waiver Period.

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

Sources and Uses of Cash

Cash Flow and Working Capital.  Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 was $93.5 million and $106.3 million, respectively.  Production volumes increased by 39.7% measured on a Boe per day basis, which caused revenues to increase by $46.7 million.  Our combined average realized sales price per Boe decreased by 50.1% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, which caused total revenues to decrease $120.8 million.

Other items affecting operating cash flows were lower receivable balances, which increased operating cash flows by $39.7 million for the six months ended June 30, 2020 compared to a decrease of $18.2 million for the six months ended June 30, 2019; increased cash advance balances from joint venture partners, which increased operating cash flows by $5.9 million for the six months ended June 30, 2020 compared to an increase of $18.5 million for the six months ended June 30, 2019; higher cash derivative receipts, net, which increased operating cash flows by $37.6 million for the six months ended June 30, 2020 compared to an increase of $12.8 million for the six months ended June 30, 2019; and a return of collateral related to a bond of $6.9 million which occurred during the six months ended June 30, 2020.  Other working capital items accounted for the changes in net cash provided by operating activities

Net cash used in investing activities primarily represents our acquisition of and investments in oil and gas properties and equipment partially offset by sales of such assets.  Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $40.5 million and $73.1 million, respectively.  Our capital expenditures on an occurrence basis for the six months ended June 30, 2020 were split approximately 25% for investments in the deep waters of the Gulf of Mexico and approximately 75% for investments on the conventional shelf of the Gulf of Mexico.  During the six months ended June 30, 2019, a deposit was made related to the acquisition of the Mobile Bay Properties.

Net cash used by financing activities for the six months ended June 30, 2020 and 2019 was $48.9 million and $0.8 million, respectively.  During the six months ended June 30, 2020, the borrowings under the Credit Agreement were paid down by $25.0 million, net, and $23.9 million was used to purchase $72.5 million principal of Senior Second Lien Notes on the open market.  Net cash used by financing activities for the six months ended June 30, 2019 was related to debt issuance costs.

Derivative Financial Instruments.  From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas.  During the six months ended June 30, 2020, we entered into derivative contracts for crude oil and natural gas for a portion of our future production.  See Financial Statements – Note 6 – Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Asset Retirement Obligations.  Each quarter, we review and revise our ARO estimates.  Our ARO as of June 30, 2020 and December 31, 2019 were $374.8 million and $355.6 million, respectively.  As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates.  See Risk Factors, under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

Income Taxes.  We do not expect to make any significant income tax payments during 2020 and we collected the income tax receivable of $1.9 million during the six months ended June 30, 2020.  See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, available liquidity and the results of our exploration and development activities.  During the first half of 2020, we significantly reduced our 2020 capital expenditure budget in response to the uncertain commodity price outlook in light of the COVID-19 pandemic.  The following table presents our capital expenditures for exploration, development and other leasehold costs (in thousands):

	Six Months Ended June 30,
	2020	2019
Exploration (1)	$1,686	$10,018
Development (1)	10,274	43,996
Magnolia/Mobile Bay acquisition	456	10,000
Seismic and other	2,177	12,884
Investments in oil and gas property/equipment	$14,593	$76,898

(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically in the Gulf of Mexico (in thousands):

	Six Months Ended June 30,
	2020	2019
Conventional shelf	$9,391	$25,204
Deepwater	2,569	28,810
Exploration and development capital expenditures	$11,960	$54,014

The capital expenditures reported in the above two tables are included within Oil and natural gas properties and other, net on the Condensed Consolidated Balance Sheets.  The capital expenditures reported within the Investing section of the Condensed Consolidated Statements of Cash Flows include adjustments to report payments related to capital expenditures.

Our capital expenditures for the six months ended June 30, 2020 were financed by cash flow from operations and cash on hand.

 Drilling Activity

During the six months ended June 30, 2020, we drilled the East Cameron 349 B-1 well (Cota) to target depth.  We expect initial production to commence in the first half of 2021, subject to completion of certain infrastructure and the level of commodity prices.  The Cota well is in the Joint Venture Drilling Program.  We did not drill any dry holes during the six months ended June 30, 2020.

 Offshore Lease Awards

During the six months ended June 30, 2020, we were the apparent high bidder on two blocks in the Gulf of Mexico Lease Sale 254 held by the BOEM on March 18, 2020.  We are the apparent high bidder on one deepwater block, Garden Bank 782, and one shallow water block, Eugene Island Area South block 345.  The two blocks cover a total of approximately 10,760 acres (gross) and we will pay $0.7 million combined for a 100% working interest once documentation is completed.

Debt

Credit Agreement.  As of June 30, 2020, borrowings outstanding under the Credit Agreement were $80.0 million and letters of credit issued under the Credit Agreement were $6.1 million.  Availability under our Credit Agreement as of June 30, 2020 was $128.9 million.  The Credit Agreement matures on October 18, 2022.

On June 17, 2020, the lenders under the Credit Agreement completed their semi-annual borrowing base redetermination and entered into the Third Amendment and Waiver (the “Third Amendment”) to the Credit Agreement. Although the Company had not violated any covenants, the Third Amendment provides less stringent covenant requirements given the recent changes in the oil and gas markets.  The Third Amendment includes the following changes, among other things, to the Credit Agreement:

•	The borrowing base under the Credit Agreement was reduced from $250.0 million to $215.0 million.

•	Increased the interest rate margin by 25 basis points.

•	Amended the financial covenants as follows:

•	During the Waiver Period, the Company will not be required to comply with the Leverage Ratio covenant.

•

During the Waiver Period, the Company will be required to maintain a 2.00 to 1.00 ratio limit of first lien debt outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX for the trailing four quarters.

•

Increase the requirement to provide first priority liens on properties constituting at least 85% to 90% of total proved reserves of the Company as set forth on reserve reports required to be delivered under the Credit Agreement.

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

Senior Second Lien Notes.  As of June 30, 2020, we had outstanding $552.5 million principal of Senior Second Lien Notes with an interest rate of 9.75% per annum that matures on November 1, 2023.  During the six months ended June 30, 2020, we purchased $72.5 million in principal of our outstanding Senior Second Lien Notes in the open market for $23.9 million.  See Financial Statements – Note 2 – Long-Term Debt under Part I, Item 1 of this Form 10-Q for additional information.

Debt Covenants.  The Credit Agreement and Senior Second Lien Notes contain financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the respective Credit Agreement and the indenture related to the Senior Second Lien Notes.  We were in compliance with all applicable covenants of the Credit Agreement and the Senior Second Lien Notes indenture as of June 30, 2020.  See Financial Statements – Note 2 – Long-Term Debt under Part I, Item 1 of this Form 10-Q for additional information.

PPP.  On April 15, 2020, the Company received $8.4 million under the PPP.  During the eligible period, the Company incurred eligible expenses in excess of the amount received.  The PPP funds are structured as a loan, but management of the Company believes the Company has met all the requirements under the PPP to apply for forgiveness of such loan, and management's assessment is it is probable the Company will not be required to repay any of the funds received.  Accordingly, no debt was recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020.  Should the SBA reject the Company's application on the utilization of the funds, the Company may be required to repay all or a portion of the funds received under the PPP under an amortization schedule through April 2025 with an annual interest rate of 1%.

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

Contractual Obligations

Updated information on certain contractual obligations is provided in Financial Statements – Note 2 – Long-Term Debt, Note 5 – Asset Retirement Obligations and Note 12, Subsequent Events under Part I, Item 1 of this Form 10-Q.  As of June 30, 2020, there were no drilling rig commitments.  Except for scheduled utilization, other contractual obligations as of June 30, 2020 did not change materially from the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements

See Financial Statements – Note 1 – Basis of Presentation under Part 1, Item 1, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the types of market risks for the six months ended June 30, 2020 did not change materially from the disclosures in Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.  However, the declines in crude oil and natural gas prices have caused, and could continue to cause significant financial impacts to us.  See the Liquidity section in Item II above for a discussion on the possible effects.  In addition, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019.

Commodity Price Risk.  Our revenues, profitability and future rate of growth substantially depend upon market prices of crude oil, NGLs and natural gas, which fluctuate widely.  Crude oil, NGLs and natural gas price declines have adversely affected our revenues, net cash provided by operating activities and profitability in the past and sustained current prices would have significant impacts on our business in the future.  During the first half of 2020, we entered into derivative crude oil and natural gas contracts related to a portion of our estimated future production.  We historically have not designated our commodity derivatives as hedging instruments and any future derivative commodity contracts are not expected to be designated as hedging instruments.  Use of these contracts may reduce the effects of volatile crude oil and natural gas prices, but they also may limit future income from favorable price movements. See Financial Statements – Note 6 – Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Interest Rate Risk.  As of June 30, 2020, we had $80.0 million borrowings outstanding under our Credit Agreement and were subject to the variable London Interbank Offered Rate and the Applicable Margin.  We did not have any derivative instruments related to interest rates.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have each concluded that as of June 30, 2020, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The significant supply/demand balance for oil materially decreased global crude oil prices in the first half of 2020 and generated a surplus of oil.  This significant surplus created a saturation of storage and crude storage constraints, which led us to shut-in production in some of our oil-weighted properties due to the lack of availability and capacity of processing, gathering, storing and transportation systems.  We will likely incur greater costs to bring the associated production back online.  Cost increases necessary to bring the associated wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings.  If we are able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in.  Such factors could adversely affect our financial condition and results of operations.

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

10.1	Third Amendment and Waiver to Sixth Amended and Restated Credit Agreement, dated June 17, 2020, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on June 23, 2020 (File No. 001-32414))

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2020.

W&T OFFSHORE, INC.

By:	/s/ Janet Yang
Janet Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant