Form 10-Q
period 2020-09-30
W&T OFFSHORE INC
filed 2020-11-05
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, there were 141,778,318 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$56,532	$32,433
Receivables:
Oil and natural gas sales	21,407	57,367
Joint interest and other, net	10,361	19,400
Income taxes	—	1,861
Total receivables	31,768	78,628
Prepaid expenses and other assets (Note 1)	23,607	30,691
Total current assets	111,907	141,752

Oil and natural gas properties and other, net - at cost (Note 1)	694,304	748,798

Restricted deposits for asset retirement obligations	30,161	15,806
Deferred income taxes	87,470	63,916
Other assets (Note 1)	25,638	33,447
Total assets	$949,480	$1,003,719
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$36,790	$102,344
Undistributed oil and natural gas proceeds	20,250	29,450
Advance from joint interest partner	7,721	5,279
Asset retirement obligations	19,522	21,991
Accrued liabilities (Note 1)	44,460	30,896
Total current liabilities	128,743	189,960

Long-term debt: (Note 2)
Principal	632,460	730,000
Carrying value adjustments	(7,713)	(10,467)
Long term debt - carrying value	624,747	719,533

Asset retirement obligations, less current portion	362,213	333,603
Other liabilities (Note 1)	33,263	9,988
Commitments and contingencies	—	—
Shareholders’ deficit:
Preferred stock, $0.00001 par value; 20,000 shares authorized; 0 issued for dates presented	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 144,647 issued and 141,778 outstanding at September 30, 2020; 144,538 issued and 141,669 outstanding at December 31, 2019	1	1
Additional paid-in capital	550,192	547,050
Retained deficit	(725,512)	(772,249)
Treasury stock, at cost; 2,869 shares for both dates presented	(24,167)	(24,167)
Total shareholders’ deficit	(199,486)	(249,365)
Total liabilities and shareholders’ deficit	$949,480	$1,003,719

See Notes to Condensed Consolidated Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Oil	$46,589	$102,786	$161,884	$298,684
NGLs	4,464	4,373	12,833	15,461
Natural gas	19,213	23,686	69,877	65,091
Other	2,251	1,376	7,292	3,766
Total revenues	72,517	132,221	251,886	383,002
Operating costs and expenses:
Lease operating expenses	36,437	47,185	119,525	130,982
Production taxes	1,266	588	3,325	1,321
Gathering and transportation	3,560	5,955	12,310	19,446
Depreciation, depletion, amortization and accretion	25,127	38,841	93,736	110,680
General and administrative expenses	14,476	10,106	34,067	37,543
Derivative loss (gain)	11,161	(5,853)	(35,337)	41,228
Total costs and expenses	92,027	96,822	227,626	341,200
Operating (loss) income	(19,510)	35,399	24,260	41,802
Interest expense, net	14,135	14,445	46,061	42,934
Gain on purchase of debt	—	—	(47,469)	—
Other expense, net	751	555	2,225	1,364
(Loss) income before income tax benefit	(34,396)	20,399	23,443	(2,496)
Income tax benefit	(21,057)	(55,500)	(23,294)	(67,023)
Net (loss) income	$(13,339)	$75,899	$46,737	$64,527
Basic and diluted (loss) earnings per common share	$(0.09)	$0.53	$0.33	$0.45

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, June 30, 2020	141,669	$1	$549,117	$(712,173)	2,869	$(24,167)	$(187,222)
Share-based compensation	—	—	1,075	—	—	—	1,075
Stock Issued	109	—	—	—	—	—	—
Net loss	—	—	—	(13,339)	—	—	(13,339)
Balances, September 30, 2020	141,778	$1	$550,192	$(725,512)	2,869	$(24,167)	$(199,486)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, June 30, 2019	140,690	$1	$546,886	$(857,707)	2,869	$(24,167)	$(334,987)
Share-based compensation	—	—	1,248	—	—	—	1,248
Net income	—	—	—	75,899	—	—	75,899
Balances, September 30, 2019	140,690	$1	$548,134	$(781,808)	2,869	$(24,167)	$(257,840)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, December 31, 2019	141,669	$1	$547,050	$(772,249)	2,869	$(24,167)	$(249,365)
Share-based compensation	—	—	3,142	—	—	—	3,142
Stock Issued	109	—	—	—	—	—	—
Net income	—	—	—	46,737	—	—	46,737
Balances, September 30, 2020	141,778	$1	$550,192	$(725,512)	2,869	$(24,167)	$(199,486)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances, December 31, 2018	140,644	$1	$545,705	$(846,335)	2,869	$(24,167)	$(324,796)
Share-based compensation	—	—	2,429	—	—	—	2,429
Stock Issued	46	—	—	—	—	—	—
Net loss	—	—	—	64,527	—	—	64,527
Balances, September 30, 2019	140,690	$1	$548,134	$(781,808)	2,869	$(24,167)	$(257,840)

See Notes to Condensed Consolidated Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$46,737	$64,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	93,736	110,680
Amortization of debt items and other items	5,251	3,914
Share-based compensation	3,142	2,429
Derivative (gain) loss	(35,337)	41,228
Cash receipts on derivative settlements, net	42,028	17,583
Gain on purchase of debt	(47,469)	—
Deferred income taxes	(23,407)	(55,764)
Changes in operating assets and liabilities:
Oil and natural gas receivables	35,959	(3,822)
Joint interest receivables	9,039	(15,850)
Prepaid expenses and other assets	7,951	(14,211)
Income tax	1,993	17,165
Asset retirement obligation settlements	(2,788)	(7,740)
Cash advance from JV partner	2,442	15,847
Accounts payable, accrued liabilities and other	(24,539)	10,610
Net cash provided by operating activities	114,738	186,596
Investing activities:
Investment in oil and natural gas properties and equipment	(41,183)	(93,482)
Acquisition of property interest in oil and natural gas properties	(456)	(167,718)
Purchases of furniture, fixtures and other	(70)	(20)
Net cash used in investing activities	(41,709)	(261,220)
Financing activities:
Borrowings on credit facility	25,000	150,000
Repayments on credit facility	(50,000)	(66,000)
Purchase of Senior Second Lien Notes	(23,930)	—
Debt issuance costs and other	—	(928)
Net cash (used in) provided by financing activities	(48,930)	83,072
Increase in cash and cash equivalents	24,099	8,448
Cash and cash equivalents, beginning of period	32,433	33,293
Cash and cash equivalents, end of period	$56,532	$41,741

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

Recent Events.  The pandemic spread of the disease caused by a new strain of coronavirus (“COVID-19”) and other world events have significantly impacted the price of crude oil and the demand for crude oil beginning in March of 2020.  Additionally, average prices for natural gas liquids (“NGLs”) and natural gas decreased for the nine months ended September 30, 2020 compared to the prior year levels, all of which have impacted revenues for the three and nine months ended September 30, 2020.  While average crude oil prices have partially recovered during  June to September 2020 from recent historical lows in April 2020, the perceived risks and volatility have increased in 2020 to date compared to recent years.  Average natural gas prices for the three months ended September 30, 2020 have remained at levels similar to second quarter of 2020 levels.  The Company has taken measures to reduce operating costs and capital expenditures in response.  Management's assessment is the Company has adequate liquidity to meet the criteria of a going concern as defined under GAAP.  See Note 2, Long-Term Debt and Note 12, Subsequent Events, for additional information.

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

Paycheck Protection Program (“PPP”).  On April 15, 2020, the Company received $8.4 million under the U.S. Small Business Administration (“SBA”) PPP.  We have elected an accounting policy to analogize International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) and account for the PPP as a government grant.  Under IAS 20, a government grant is recognized when there is reasonable assurance that the Company has complied with the provisions of the grant.

The Company submitted an application to the SBA on August 20, 2020, requesting that the PPP funds received be applied to specific covered payroll and non-payroll costs. As of the date of this filing, we have not received any response from the SBA, including any communication regarding the SBA’s acceptance of our application.  Management believes the Company has met all the requirements under the PPP and will not be required to repay any portion of the grant.

We have elected to follow the income approach under IAS 20 and recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the Condensed Consolidated Statement of Operations.  As a result, we have reduced expenses during the nine months ended September 30, 2020 and classified expense reductions consistent with our PPP fund application request.  Within the Condensed Consolidated Statement of Operations, credits to Lease operating expenses of $2.3 million, General and administrative expenses of $4.2 million and reductions to Interest expense, net, of $1.9 million were recognized for the nine months ended September 30, 2020.  Should the SBA reject the Company's application on the utilization of the funds, the Company may be required to repay all or a portion of the funds received under the PPP under an amortization schedule through April 2022 with an annual interest rate of 1%.

Credit Risk and Allowance for Credit Losses.  Our revenue has been concentrated in certain major oil and gas companies.  For the nine months ended September 30, 2020, and the year ended December 31, 2019, approximately 56% and 63%, respectively, of our revenue was from three major oil and gas companies and a substantial majority of our receivables were from sales with major oil and gas companies.  We also have receivables related to joint interest arrangements primarily with mid-size oil and gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies.  A loss methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected.  The loss methodology uses historical data, current market conditions and forecasts of future economic conditions.  Our maximum exposure at any time would be the receivable balance.  The receivables, Joint interest and other, net, reported on the Condensed Consolidated Balance Sheets are reduced for the allowance for credit losses.  The roll forward of the allowance for credit losses is as follows (in thousands):

Allowance for credit losses, December 31, 2019	$9,898
Additional provisions	288
Uncollectible accounts written off	—
Allowance for credit losses, September 30, 2020	$10,186

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prepaid Expenses and Other Assets.  The amounts recorded are expected to be realized within one year and the major categories are presented in the following table (in thousands):

	September 30, 2020	December 31, 2019
Derivatives - current (1)	$12,354	$7,266
Unamortized insurance/bond premiums	5,022	4,357
Prepaid deposits related to royalties	4,473	7,980
Prepayment to vendors	1,264	10,202
Other	494	886
Prepaid expenses and other assets	$23,607	$30,691

(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net – At Cost.  Oil and natural gas properties and equipment are recorded at cost using the full cost method.  There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	September 30, 2020	December 31, 2019
Oil and natural gas properties and equipment, at cost	$8,554,349	$8,532,196
Furniture, fixtures and other	20,387	20,317
Total property and equipment	8,574,736	8,552,513
Less: Accumulated depreciation, depletion and amortization	7,880,432	7,803,715
Oil and natural gas properties and other, net	$694,304	$748,798

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Assets (long-term). The major categories are presented in the following table (in thousands):

	September 30, 2020	December 31, 2019
Right-of-Use assets (Note 7)	$12,343	$7,936
Unamortized debt issuance costs	2,386	3,798
Investment in White Cap, LLC	3,218	2,590
Unamortized brokerage fee for Monza	1,378	3,423
Proportional consolidation of Monza's other assets (Note 4)	1,625	5,308
Derivative assets	3,692	2,653
Appeal bond deposits	—	6,925
Other	996	814
Total other assets (long-term)	$25,638	$33,447

Accrued Liabilities.  The major categories are presented in the following table (in thousands):

	September 30, 2020	December 31, 2019
Accrued interest	$25,421	$10,180
Accrued salaries/payroll taxes/benefits	3,543	2,377
Incentive compensation plans	1,333	9,794
Litigation accruals	3,673	3,673
Lease liability (Note 7)	1,779	2,716
Derivatives - current	7,921	1,785
Other	790	371
Total accrued liabilities	$44,460	$30,896

Other Liabilities (long-term).  The major categories are presented in the following table (in thousands):

	September 30, 2020	December 31, 2019
Dispute related to royalty deductions	$4,687	$4,687
Dispute related to royalty-in-kind	250	250
Derivatives	6,222	—
Lease liability (Note 7)	10,091	4,419
Black Elk escrow and other	12,013	632
Total other liabilities (long-term)	$33,263	$9,988

Black Elk Escrow

                $13.9 million of cash was retained in an escrow account and recorded within Restricted Deposits for Asset Retirement Obligations on the Condensed Consolidated Balance Sheet as of September 30, 2020.  The funds were received by W&T as a restricted deposit to be used exclusively for payment of certain asset retirement obligations related to properties sold by W&T to Black Elk Energy Offshore Operations, LLC (“Black Elk”) in connection with the liquidation of Black Elk under Chapter 11 of the U.S. Bankruptcy Code.  $11.1 million was recorded in Other Liabilities as of September 30, 2020 (included in the above table) as our estimate of the additional asset retirement obligations to be funded from the restricted deposit account.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Long-Term Debt

The components of our long-term debt are presented in the following table (in thousands):

	September 30, 2020	December 31, 2019
Credit Agreement borrowings	$80,000	$105,000

Senior Second Lien Notes:
Principal	552,460	625,000
Unamortized debt issuance costs	(7,713)	(10,467)
Total Senior Second Lien Notes	544,747	614,533

Total long-term debt	$624,747	$719,533

Credit Agreement

On October 18, 2018, we entered into the Sixth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which matures on October 18, 2022.

On June 17, 2020, the lenders under the Credit Agreement completed their semi-annual borrowing base redetermination at $215.0 million and entered into the Third Amendment and Waiver (the “Third Amendment”) to the Credit Agreement.  Although the Company had not violated any covenants, the Third Amendment provides less stringent covenant requirements given the recent changes in the oil and gas markets.  The Third Amendment includes, among other things, the following changes to the Credit Agreement (terms used below are defined in the Credit Agreement,):

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

The Credit Agreement is collateralized by a first priority lien on properties constituting at least 90% of the total proved reserves of the Company as set forth on reserve reports required to be delivered under the Credit Agreement and certain personal property.  The annualized interest rate on borrowings outstanding for the nine months ended September 30, 2020 was 3.7%, which excludes debt issuance costs, commitment fees and other fees.

Letters of credit may be issued in amounts up to $30.0 million, provided sufficient availability under the Credit Agreement exists.  As of September 30, 2020 and December 31, 2019, we had $4.4 million and $5.8 million, respectively, of letters of credit issued and outstanding under the Credit Agreement.

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

During the nine months ended September 30, 2020, we acquired $72.5 million in principal of our outstanding Senior Second Lien Notes for $23.9 million and recorded a non-cash gain on purchase of debt of $47.5 million, which included a reduction of $1.1 million related to the write-off of unamortized debt issuance costs.

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

Covenants

As of September 30, 2020 and for all prior measurement periods, we were in compliance with all applicable covenants of the Credit Agreement and the Indenture.

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

The following table presents the fair value of our open derivative financial instruments (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Derivatives instruments - open contracts, current	$7,809	$6,921
Derivatives instruments - open contracts, long-term	1,511	2,653

Liabilities:
Derivatives instruments - open contracts, current	7,734	1,785
Derivatives instruments - open contracts, long-term	6,222	—

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

The following table presents the carrying value and fair value of our long-term debt (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Credit Agreement	$80,000	$80,000	$105,000	$105,000
Senior Second Lien Notes	544,747	379,623	614,533	597,188

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Joint Venture Drilling Program

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

Through September 30, 2020, nine wells have been completed.  As of September 30, 2020, one additional well was drilled to target depth, but not completed as of this date.  W&T is the operator for seven of the nine wells completed through September 30, 2020.

Through September 30, 2020, members of Monza made partner capital contributions, including our contributions of working interest in the drilling projects, to Monza totaling $289.3 million and received cash distributions totaling $67.7 million.  Our net contribution to Monza, reduced by distributions received, as of September 30, 2020 was $52.5 million.  W&T is obligated to fund certain cost overruns to the extent they occur, subject to certain exceptions, for the Joint Venture Drilling Program wells above budgeted and contingency amounts, of which the total exposure cannot be estimated at this time.

Consolidation and Carrying Amounts

Our interest in Monza is considered to be a variable interest that we account for using proportional consolidation.  Through September 30, 2020, there have been no events or changes that would cause a redetermination of the variable interest status.  We do not fully consolidate Monza because we are not considered the primary beneficiary of Monza.  As of September 30, 2020, in the Condensed Consolidated Balance Sheet, we recorded $11.6 million, net, in Oil and natural gas properties and other, net, $1.6 million in Other assets, $0.2 million in Asset Retirement Obligations ("ARO") and $1.6 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  As of December 31, 2019, in the Condensed Consolidated Balance Sheet, we recorded $16.1 million, net, in Oil and natural gas properties and other, net, $5.3 million in Other assets, $0.1 million in ARO and $2.7 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  Additionally, during the nine months ended September 30, 2020 and during the year ended December 31, 2019, we called on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of September 30, 2020 and December 31, 2019 were $7.7 million and $5.3 million, respectively, which are included in the Condensed Consolidated Balance Sheet in Advances from joint interest partners.  For the nine months ended September 30, 2020, in the Condensed Consolidated Statement of Operations, we recorded $6.7 million in Total revenues and $8.9 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.  For the nine months ended September 30, 2019, in the Condensed Consolidated Statement of Operations, we recorded $7.4 million in Total revenues and, $4.6 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Asset Retirement Obligations

Our ARO represent the estimated present value of the amount incurred to plug, abandon and remediate our properties at the end of their productive lives.

A summary of the changes to our ARO is as follows (in thousands):

Balances, December 31, 2019	$355,594
Liabilities settled	(2,788)
Accretion of discount	17,019
Liabilities incurred, including acquisitions	4,355
Revisions of estimated liabilities	7,555
Balances, September 30, 2020	381,735
Less current portion	19,522
Long-term	$362,213

6.	Derivative Financial Instruments

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

We have elected not to designate our commodity derivative contracts as hedging instruments; therefore, all current period changes in the fair value of derivative contracts are recognized in earnings during the periods presented.  The cash flows of all of our commodity derivative contracts are included in Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

We entered into commodity contracts for crude oil and natural gas which related to a portion of our expected future production.  The crude oil contracts are based on West Texas Intermediate (“WTI”) crude oil prices and the natural gas contracts are based off the Henry Hub prices, both of which are quoted off the New York Mercantile Exchange (“NYMEX”).  The open contracts as of September 30, 2020 are presented in the following tables:

Crude Oil: Open Swap Contracts, Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Weighted Strike Price
Jan 2021 - Dec 2021	4,000	1,460,000	$42.06
Jan 2022 - Feb 2022	3,000	177,000	$42.98

Crude Oil: Open Call Contracts - Bought, Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Strike Price
Oct 2020 - Dec 2020	10,000	920,000	$67.50

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Crude Oil: Open Collar Contracts - Priced off WTI (NYMEX)
Period	Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Put Option Weighted Strike Price (Bought)	Call Option Weighted Strike Price (Sold)
Oct 2020 - Dec 2020	10,000	920,000	$45.00	$63.51
Jan.2021 - Feb 2022	2,056	750,422	$35.00	$50.00

(1)	Bbls = Barrels

Natural Gas: Open Swap Contracts, Bought, Priced off Henry Hub (NYMEX)
Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Strike Price
Nov 2020 - Dec 2020	10,000	610,000	$2.03
Nov 2020 - Dec 2020	15,000	915,000	$2.21
Jan 2021 - Dec 2021	10,000	3,650,000	$2.62
Jan 2022 - Jan 2022	20,000	620,000	$2.79
Feb 2022 - Feb 2022	30,000	840,000	$2.79

Natural Gas: Open Call Contracts, Bought, Priced off Henry Hub (NYMEX)
Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Strike Price
Nov 2020 - Dec. 2022	40,000	31,640,000	$3.00

Natural Gas: Open Collar Contracts, Priced off Henry Hub (NYMEX)
Period	Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Put Option Weighted Strike Price (Bought)	Call Option Weighted Strike Price (Sold)
Nov 2020 - Dec 2020	10,000	610,000	$1.75	$2.58
Nov 2020 - Dec 2022	40,000	31,640,000	$1.83	$3.00
Jan 2021 - Dec 2021	30,000	10,950,000	$2.18	$3.00
Jan 2022 - Feb 2022	30,000	1,770,000	$2.20	$4.50

(2)	MMBtu = Million British Thermal Units

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following amounts were recorded in the Condensed Consolidated Balance Sheets in the categories presented and include the fair value of open contracts, and closed contracts which had not yet settled (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid expenses and other assets	$12,354	$7,266
Other assets (long-term)	3,692	2,653
Accrued liabilities	7,921	1,785
Other liabilities (long-term)	6,222	—

The amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.  If these were recorded on a net settlement basis, it would not have resulted in any material differences in reported amounts.

Changes in the fair value and settlements of our commodity derivative contracts were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivative loss (gain)	$11,161	$(5,853)	$(35,337)	$41,228

Cash receipts on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash receipts on derivative settlements, net	$42,028	$17,583

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Leases

Our contract arrangements accounted for under the applicable GAAP for lease contracts consist of office leases, a land lease and various pipeline right-of-way contracts.  For these contracts, a right-of-use ("ROU") asset and lease liability was established based on our assumptions of the term, inflation rates and incremental borrowing rates.  All of these lease contracts are operating leases.

During the nine months ended September 30, 2020, we terminated the existing office lease and executed a new lease on separate office space.  The remaining term of the current office lease extends to December 2020.  The term of the new office lease extends to February 2032.  When calculating the ROU asset and lease liability at the commencement of the new office lease, we have reduced future cash outflows by the lease incentive to be received.

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

Amounts related to leases recorded within our Condensed Consolidated Balance Sheet are as follows (in thousands):

	September 30, 2020	December 31, 2019
ROU assets	$12,343	$7,936

Lease liability:
Accrued liabilities	$1,779	$2,716
Other liabilities	10,091	4,419
Total lease liability	$11,870	$7,135

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

As of September 30, 2020, there were 10,874,043 shares of common stock available for issuance in satisfaction of awards under the Plan.  The shares available for issuance are reduced on a one-for-one basis when RSUs are settled in shares of common stock, which shares of common stock are issued net of withholding tax through the withholding of shares.  The Company has the option following vesting to settle RSUs in stock or cash, or a combination of stock and cash. The Company expects to settle RSUs that vest in the future using shares of common stock.

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

A summary of activity related to RSUs during the nine months ended September 30, 2020 is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Nonvested, December 31, 2019	1,614,722	$5.73
Forfeited	(51,915)	6.10
Nonvested, September 30, 2020	1,562,807	5.71

For the outstanding RSUs issued to the eligible employees as of September 30, 2020, vesting is expected to occur as follows (subject to forfeitures):

Restricted Stock Units
2020	787,203
2021	775,604
Total	1,562,807

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Awards to Non-Employee Directors.  Under the W&T Offshore, Inc. 2004 Directors Compensation Plan (as amended from time to time, the “Director Compensation Plan”), shares of restricted stock (“Restricted Shares”) have been granted to the Company’s non-employee directors.  Grants to non-employee directors were made during 2020, 2019, 2018 and 2017.  During the second quarter of 2020, our shareholders approved increasing the shares available by 500,000 shares.  As of September 30, 2020, there were 473,244 shares of common stock available for issuance in satisfaction of awards under the Director Compensation Plan.  The shares available are reduced on a one-to-one basis when Restricted Shares are granted.

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

A summary of activity related to Restricted Shares during the nine months ended September 30, 2020 is as follows:

	Restricted Shares
		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Nonvested, December 31, 2019	123,180	$4.55
Granted	109,376	2.53
Vested	(78,428)	3.57
Nonvested, September 30, 2020	154,128	$3.61

For the outstanding Restricted Shares issued to the non-employee directors as of September 30, 2020, vesting is expected to occur as follows (subject to any forfeitures):

Restricted Shares
2021	138,676
2022	15,452
Total	154,128

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense from:
Restricted stock units (1)	$927	$1,178	$2,854	$2,219
Restricted Shares	148	70	288	210
Total	$1,075	$1,248	$3,142	$2,429

(1)	For the nine months ended September 30, 2019, share-based compensation expense includes adjustments for a former executive's forfeitures.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unrecognized Share-Based Compensation.  As of September 30, 2020, unrecognized share-based compensation expense related to our awards of RSUs and Restricted Shares was $1.9 million and $0.4 million, respectively.  Unrecognized share-based compensation expense will be recognized through November 2021 for RSUs and April 2022 for Restricted Shares.

Cash-Based Incentive Compensation.  In addition to share-based compensation, short-term, cash-based incentive awards were granted under the Plan to substantially all eligible employees in 2019 and 2018.  The short-term, cash-based incentive awards, which are generally a short-term component of the Plan, are performance-based awards consisting of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each of such criteria.  In addition, these cash-based incentive awards included an additional financial condition requiring Adjusted EBITDA less reported Interest Expense Incurred (terms as defined in the awards) for any fiscal quarter plus the three preceding quarters to exceed defined levels measured over defined time periods for each cash-based incentive award.  No cash-based incentive awards have been granted to date in 2020 under the Plan, and therefore, no cash-based incentive award compensation expense for 2020 has been recorded. The Compensation Committee has deferred its decision regarding the potential awarding of incentive compensation, including by the exercise of discretion.  During 2018, long-term, cash-based incentive awards were granted to certain employees subject to pre-defined performance criteria.  Expense is recognized over the service period once the business criteria, individual performance criteria and financial condition are met.

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

A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation included in:
General and administrative expenses	$1,075	$1,248	$3,142	$2,429
Cash-based incentive compensation included in:
Lease operating expense (1)	—	672	849	951
General and administrative expenses (1)	154	1,679	3,944	5,017
Total charged to operating income	$1,229	$3,599	$7,935	$8,397

(1)	Includes adjustments of accruals to actual payments.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Income Taxes

Tax Benefit and Tax Rate.  Income tax benefit for the three months and nine months ended September 30, 2020, was $21.1 million and $23.3 million, respectively.  Income tax benefit for the three and nine months ended September 30, 2019, was $55.5 million and $67.0 million, respectively.  For the three and nine months ended September 30, 2020, our effective tax rate primarily differed from the statutory Federal tax rate for adjustments recorded related to the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020 and the issuance by the United States Treasury Department (Treasury) of final and proposed regulations under Internal Revenue Code (“IRC”) Section 163(j) on July 28, 2020 that provided additional guidance and clarification related to the business interest expense limitation.  Included in the income tax benefit for the three and nine months ended September 30, 2020 is $19.0 million and $27.5 million, respectively, related to changes in our interest expense limitation due to the enactment of the CARES Act and final and proposed regulations under IRC Section 163(j).  During the three months ended September 30, 2019, we released a portion of the valuation allowance on our net deferred tax assets based on the Company’s quarterly assessment of the realizability of net deferred tax assets, resulting in an income tax benefit of $55.8 million.  During the nine months ended September 30, 2019, we reversed a liability related to an uncertain tax position that was effectively settled with the Internal Revenue Service ("IRS"), resulting in an income tax benefit of $11.5 million.  Our effective tax rate was not meaningful for any of the periods presented.

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

As of September 30, 2020 and December 31, 2019, our valuation allowance was $24.7 million and $54.4 million, respectively, and relates primarily to state net operating losses and the disallowed interest limitation carryover.

Calculation of Interim Provision for Income Tax.  Historically, we have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income (loss) for the interim period.  In the third quarter of 2020, we concluded that we could not calculate a reliable estimate of our annual effective tax rate due to the range of potential impacts the global COVID-19 pandemic may have on our business and results of operations.  Accordingly, we computed the effective tax rate for the nine-month period ending September 30, 2020 using actual results.

Income Taxes Receivable, Refunds and Payments.  As of December 31, 2019, we had current income taxes receivable of $1.9 million, which was received during the nine months ended September 30, 2020.  The refund related primarily to a net operating loss (“NOL”) carryback claim for 2017 that was carried back to prior years.  During the nine months ended September 30, 2020, we did not make any income tax payments of significance.  During the three and nine months ended September 30, 2019, we received $16.9 million in income tax refunds.  During the same periods, we recorded interest income of $0.5 million and $4.5 million related to these income tax claims, respectively.  During the nine months ended  September 30, 2019, we did not make any income tax payments of significance.

The tax years 2017 through 2019 remain open to examination by the tax jurisdictions to which we are subject.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Earnings Per Share

The following table presents the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(13,339)	$75,899	$46,737	$64,527
Less portion allocated to nonvested shares	—	1,345	549	1,272
Net (loss) income allocated to common shares	$(13,339)	$74,554	$46,188	$63,255
Weighted average common shares outstanding	141,624	140,567	141,589	140,520

Basic and diluted (loss) earnings per common share	$(0.09)	$0.53	$0.33	$0.45

Shares excluded due to being anti-dilutive (weighted-average)	1,677	—	—	—

11.	Contingencies

Appeal with the Office of Natural Resources Revenue (“ONRR”).  In 2009, we recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through our subsea pipeline systems.  In 2010, the ONRR audited our calculations and support related to this usage fee, and in 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken.  We recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, we disagree with the position taken by the ONRR.  We filed an appeal with the ONRR, which ultimately led to our posting a bond in the amount of $7.2 million and cash collateral of $6.9 million with the surety in order to appeal the IBLA decision, of which the cash collateral held by the surety was subsequently returned during the first quarter of 2020.  We have continued to pursue our legal rights and, at present, the case is in front of the U.S. District Court for the Eastern District of Louisiana where parties have now filed their Motions for Summary Judgment, and the opposition and reply briefs will be completed by February 2, 2021.

Royalties – “Unbundling” Initiative.  The ONRR has publicly announced an “unbundling” initiative to revise the methodology employed by producers in determining the appropriate allowances for transportation and processing costs that are permitted to be deducted in determining royalties under Federal oil and gas leases.  The ONRR’s initiative requires re-computing allowable transportation and processing costs using revised guidance from the ONRR going back 84 months for every gas processing plant that processed our gas. In the second quarter of 2015, pursuant to the initiative, we received requests from the ONRR for additional data regarding our transportation and processing allowances on natural gas production related to a specific processing plant. We also received a preliminary determination notice from the ONRR asserting that our allocation of certain processing costs and plant fuel use at another processing plant was not allowed as deductions in the determination of royalties owed under Federal oil and gas leases. We have submitted revised calculations covering certain plants and time periods to the ONRR. As of the filing date of this Form 10-Q, we have not received a response from the ONRR related to our submissions.  These open ONRR unbundling reviews, and any further similar reviews, could ultimately result in an order for payment of additional royalties under our Federal oil and gas leases for current and prior periods.  While the amounts paid for the nine months ended September 30, 2020 and 2019 were immaterial, we are not able to determine the range of any additional royalties or, if and when assessed, whether such amounts would be material.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notices of Proposed Civil Penalty Assessment.  During the nine months ended September 30, 2020 and 2019, we did not pay any civil penalties to the Bureau of Safety and Environmental Enforcement ("BSEE") related to Incidents of Noncompliance (“INCs”) at various offshore locations.  We currently have nine open civil penalties issued by the BSEE from INCs, which have not been settled as of the filing date of this Form 10-Q.  The INCs underlying these open civil penalties cite alleged non-compliance with various safety-related requirements and procedures occurring at separate offshore locations on various dates ranging from July 2012 to January 2018.  The proposed civil penalties for these INCs total $7.7 million.  As of September 30, 2020 and December 31, 2019, we have accrued approximately $3.5 million, which is our best estimate of the final settlements once all appeals have been exhausted.  Our position is that the proposed civil penalties are excessive given the specific facts and circumstances related to these INCs.  We are exploring the possibility of settling these civil penalties with the BSEE.

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

COVID-19 Impacts on Economic Environment.  Subsequent to September 30, 2020, COVID-19 outbreaks levels have continued and, in some cases, increased in some areas of the United States.  The impacts of the COVID-19 pandemic on the economy combined with actions of certain foreign governments of oil producing countries have caused s significant decrease in global crude oil demand contributing to a substantial decrease in crude oil prices compared to the prior year and an increase in the volatility of the crude oil market.  Additionally, prices for NGLs and natural gas have been impacted, but to a lesser degree.  This economic environment has caused oil and gas operators to reduce their capital expenditure budgets, reduce activity and shut-in significant production.  The full impact of the COVID-19 pandemic and the volatility in crude oil prices continue to evolve as of the date of this Quarterly Report.  However, the scope and length of this economic downturn and the effect on future prices and demand of crude oil, NGLs and natural gas cannot be determined and we could be adversely affected in future periods.

In response to the market changes, we reduced our capital expenditure budget in 2020, experienced production shut-ins from non-operated oil and gas properties and shut-in a limited number of our operated oil and gas properties.  We are actively monitoring the impact on our results of operations, financial position, and liquidity and may need to make further changes in response to the market for oil, NGLs and natural gas.

Hurricanes Impact on our Production.  In the second and third quarters of 2020, the Gulf of Mexico experienced multiple hurricanes that required us to shut-in wells due to their impact.  In October 2020, we experienced additional hurricane activity which required shutting in most of our fields for several days.  We have since returned substantially all wells to production that were shut-in due to the hurricanes, as have operators of properties in which we have a non-operator interest.  One of our fields had planned downtime which was extended due to hurricane activity and had not returned to production as of the end of October 2020.  While no major structural damage was incurred, which has been assessed through October, increased costs for repairs are expected in the fourth quarter of 2020.

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

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico.  As of September 2020, we hold working interests in 50 offshore fields in federal and state waters (41 producing and nine fields capable of producing).  We currently have under lease approximately 772,000 gross acres (523,000 net acres) spanning across the OCS off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 557,000 gross acres on the conventional shelf and approximately 215,000 gross acres in the deepwater.  A majority of our daily production is derived from wells we operate.  Our interest in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiary, W & T Energy VI, LLC, a Delaware limited liability company and through our proportionately consolidated interest in Monza, as described in more detail in Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part I, Item 1 in this Form 10-Q.

Recent Events

Due to circumstances related to the outbreak of COVID-19, various measures have been taken by federal, state and local governments to reduce the rate of spread of COVID-19.  These measures and other factors have resulted in a decrease of general economic activity and a corresponding decrease in global and domestic energy demand impacting commodity pricing.  In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) have negatively impacted crude oil prices.  These rapid and unprecedented events have pushed crude oil storage near capacity and drove prices down significantly in the second quarter of 2020.  These events have been the primary cause of the significant supply-and-demand imbalance for oil, significantly lowering oil pricing in 2020 compared to the prior year.  Through October 2020, COVID-19 outbreak levels have continued and, in some cases, increased in some areas of the United States.  Should these conditions continue in future periods, they could constrain our ability to store and move production to downstream markets, delay or curtail development activity or temporarily shut-in production, any or all of which could further reduce our cash flow.

In the second and third quarters of 2020, the Gulf of Mexico experienced multiple hurricanes that required us to shut-in wells due to their impact.  In October 2020, we experienced additional hurricane activity which required shutting in most of our fields for several days. We have since returned substantially all wells to production that were shut-in due to the hurricanes, as have operators of properties in which we have a non-operator interest.  One of our fields had planned downtime which was extended due to hurricane activity and had not returned to production as of the end of October 2020.  While no major structural damage was incurred, which has been assessed through October, increased costs for repairs estimated at $5 million are expected in the fourth quarter of 2020.

During the fourth quarter of 2020, we will begin the consolidation of our two gas processing plants in Alabama.  We estimate future cost savings of approximately $5 million per year related to the plant consolidation efforts.

The Company has responded to COVID-19 events and current economic conditions as follows:

•

Our capital expenditure forecast for 2020 has been reduced significantly from our initial budget in response to the unprecedented decrease in crude oil prices experienced beginning in the first quarter of 2020.  Excluding acquisitions and plugging and abandonment expenditures, we are currently estimating capital expenditures to range from $15 million to $25 million for 2020 (excluding $28 million in working capital changes associated with capital expenditures incurred in 2019 but paid during the nine months ended September 30, 2020) and ARO spending to be in the range of $2 million to $4 million.  We continue to closely monitor current and forecasted commodity prices to assess what changes, if any, should be made to our 2020 plans and are unable to predict the duration or impact of COVID-19 and OPEC+ actions have on our business.

•

During the second quarter of 2020, we shut-in production in selected oil-weighted properties operated by the Company and experienced production shut-ins at certain non-operated properties due to the decline in oil prices.  The majority of such non-operated production that was previously shut-in was restored during the third quarter of 2020.  The Company restored some of its operated production that was shut-in due to low oil prices and continues to monitor commodity prices to determine the appropriate time to return the remaining fields online.

•

We have taken proactive steps in our field operations and corporate offices to protect the health and safety of our employees and contractors.  At W&T’s corporate offices located in Houston, Texas, the Company mandated a work-from-home policy on March 23, 2020 and ensured that all employees had the ability to continue performing their work duties remotely.  In October 2020, we fully reopened our corporate office and implemented policies to protect our employees and contractors working in our offices.  At all our onshore offices and offshore facilities located in Louisiana, Alabama and Texas, the Company conducts daily temperature screenings and implemented procedures for distancing and hygiene at its onshore offices and field locations.  In our field operations, the Company instituted screening of all personnel prior to entry to heliports, shore-based facilities and Alabama gas treatment plants, which includes a questionnaire and temperature check.  We monitor national, state and local government directives and continually assess the adequacy of our health and safety protocols.

See the Liquidity and Capital Resources section in this Part II for a discussion of our liquidity and other aspects as a result of the decrease in commodity prices.   See Item 1A, Risk Factors, under Item II of this Form 10-Q.

Oil and Natural Gas Production and Commodity Pricing

Our financial condition, cash flow and results of operations are significantly affected by the volume of our crude oil, NGLs and natural gas production and the prices that we receive for such production.  Our production volumes for the nine months ended September 30, 2020 were comprised of 36.7% crude oil and condensate, 11.1% NGLs and 52.2% natural gas, determined on a barrel of oil equivalent (“Boe”) using the energy equivalency ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel of crude oil, condensate or NGLs.  The conversion ratio does not assume price equivalency, and the price per one Boe for crude oil, NGLs and natural gas has differed significantly in the past.  For the nine months ended September 30, 2020, revenues from the sale of crude oil and NGLs made up 69.4% of our total revenues compared to 82.0% for the nine months ended September 30, 2019.  For the nine months ended September 30, 2020, our combined total production expressed in equivalent volumes on a daily basis was 18.5% higher than for the nine months ended September 30, 2019, primarily due to the acquisition of the Mobile Bay properties described below.  For the nine months ended September 30, 2020, our total revenues were 34.2% lower than the nine months ended September 30, 2019 due to lower realized prices for crude oil, NGLs and natural gas and partially offset by higher volumes.  See Results of Operations – Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019 in this Item 2 for additional information.

In August 2019, we completed the purchase of Exxon Mobil Corporation's (“Exxon”) interests in and operatorship of oil and gas producing properties in the eastern region of the Gulf of Mexico offshore Alabama and related onshore and offshore facilities and pipelines (the “Mobile Bay Properties”).  For the nine months ended September 30, 2020, the average net production of the Mobile Bay Properties was approximately 15,800 net Boe per day.

Our operating results are strongly influenced by the price of the commodities that we produce and sell.  The price of those commodities is affected by both domestic and international factors, including domestic production.  During the nine months ended September 30, 2020, our average realized crude oil price was $37.17 per barrel.  This is a decrease from our average realized crude oil price of $61.00 per barrel, or 39.1%, for the nine months ended September 30, 2019.  Per the Energy Information Administration ("EIA"), crude oil prices using average WTI daily spot pricing decreased to $38.04 per barrel during the nine months ended September 30, 2020 compared to $57.04 during the nine months ended September 30, 2019 representing a decrease of 33.3%.  Crude oil prices have partially recovered from their April lows, with an average WTI spot price of $39.63 per barrel for the month of September 2020, and $39.51 per barrel for the first two weeks of October 2020, but still remain depressed compared to the same periods in 2019.

Our average realized crude oil sales price differs from the WTI benchmark average crude price primarily due to premiums or discounts, crude oil quality adjustments, volume weighting (collectively referred to as differentials) and other factors.  Crude oil quality adjustments can vary significantly by field.  All of our crude oil is produced offshore in the Gulf of Mexico and is characterized as Poseidon, Light Louisiana Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”) and others.  WTI is frequently used to value domestically produced crude oil, and the majority of our crude oil production is priced using the spot price for WTI as a base price, then adjusted for the type and quality of crude oil and other factors.  Similar to crude oil prices, the differentials for our offshore crude oil have also experienced volatility in the past.  The monthly average differentials of Poseidon, LLS and HLS to WTI for the nine months ended September 30, 2020 averaged ($0.21), $2.38, and $1.81 per barrel, respectively, and each differential has decreased in the range of $4.00 to $5.00 per barrel compared to the nine months ended September 30, 2019.

Our average realized price of natural gas of $1.88 per Mcf for the nine months ended September 30, 2020 was  26.8 % lower than the average realized price of $2.57 per Mcf for the nine months ended September 30, 2019.  The average Henry Hub ("HH") daily natural gas spot price of $1.94 per Mcf for the nine months ended September 30, 2020 was 28.7% lower than the average HH natural gas price of $2.72 per Mcf for the nine months ended September 30, 2019. Per the EIA, this decrease was due to lower demand from the U.S. power sector and lower exports of liquefied natural gas.  Furthermore, working inventories of natural gas as of September 30, 2020 were 12% higher than the five-year average.

Our average realized price of NGLs for the nine months ended September 30, 2020 was  45.9% lower than the average realized price for the nine months ended September 30, 2019.  Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel.  For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, average prices for domestic ethane decreased by 16% and average domestic propane prices decreased by 22% as measured using a price index for Mount Belvieu.  The average prices for other domestic NGLs components decreased 18% to 37% for the nine months ended September 30, 2020 compared to the same period in 2019.  Due to the acquisition of the Mobile Bay Properties, our volumes of NGLs have increased, but at lower realized prices than previously realized for our NGL volumes.  We believe the change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

According to Baker Hughes, the number of working rigs drilling for oil and natural gas on land in the U.S. as reported in their October 16, 2020 report was significantly lower than a year ago, decreasing to 282 rigs compared to 851 rigs a year ago.  The oil rig count decreased to 205 rigs compared to 713 rigs a year ago and the gas and miscellaneous rigs decreased to 77 rigs from 138 a year ago.  In the Gulf of Mexico, the number of working rigs was 14 rigs (all oil) compared to 21 (20 oil and one natural gas) a year ago.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil	$46,589	$102,786	$(56,197)	(54.7)%	$161,884	$298,684	$(136,800)	(45.8)%
NGLs	4,464	4,373	91	2.1%	12,833	15,461	(2,628)	(17.0)%
Natural gas	19,213	23,686	(4,473)	(18.9)%	69,877	65,091	4,786	7.4%
Other	2,251	1,376	875	63.6%	7,292	3,766	3,526	93.6%
Total revenues	72,517	132,221	(59,704)	(45.2)%	251,886	383,002	(131,116)	(34.2)%
Operating costs and expenses:
Lease operating expenses	36,437	47,185	(10,748)	(22.8)%	119,525	130,982	(11,457)	(8.7)%
Production taxes	1,266	588	678	115.3%	3,325	1,321	2,004	151.7%
Gathering and transportation	3,560	5,955	(2,395)	(40.2)%	12,310	19,446	(7,136)	(36.7)%
Depreciation, depletion, amortization and accretion	25,127	38,841	(13,714)	(35.3)%	93,736	110,680	(16,944)	(15.3)%
General and administrative expenses	14,476	10,106	4,370	43.2%	34,067	37,543	(3,476)	(9.3)%
Derivative loss (gain)	11,161	(5,853)	17,014	NM	(35,337)	41,228	(76,565)	NM
Total costs and expenses	92,027	96,822	(4,795)	(5.0)%	227,626	341,200	(113,574)	(33.3)%
Operating (loss) income	(19,510)	35,399	(54,909)	NM	24,260	41,802	(17,542)	(42.0)%
Interest expense, net	14,135	14,445	(310)	(2.1)%	46,061	42,934	3,127	7.3%
Gain on purchase of debt	-	—	—	NM	(47,469)	—	(47,469)	NM
Other expense, net	751	555	196	35.3%	2,225	1,364	861	63.1%
(Loss) income before income tax benefit	(34,396)	20,399	(54,795)	NM	23,443	(2,496)	25,939	NM
Income tax benefit	(21,057)	(55,500)	34,443	NM	(23,294)	(67,023)	43,729	NM
Net (loss) income	$(13,339)	$75,899	$(89,238)	NM	$46,737	$64,527	$(17,790)	(27.6)%
Basic and diluted (loss) earnings per common share	$(0.09)	$0.53	$(0.62)	NM	$0.33	$0.45	$(0.12)	(26.7)%

NM – not meaningful

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Operating: (1)
Net sales:
Oil (MBbls)	1,115	1,735	(620)	(35.7)%	4,356	4,896	(540)	(11.0)%
NGLs (MBbls)	407	283	124	43.8%	1,312	856	456	53.3%
Natural gas (MMcf)	9,897	10,606	(709)	(6.7)%	37,210	25,344	11,866	46.8%
Total oil equivalent (MBoe)	3,170	3,786	(616)	(16.3)%	11,869	9,976	1,893	19.0%

Average daily equivalent sales (Boe/day)	34,459	41,149	(6,690)	(16.3)%	43,317	36,543	6,774	18.5%
Average realized sales prices:
Oil ($/Bbl)	$41.81	$59.24	$(17.43)	(29.4)%	$37.17	$61.00	$(23.83)	(39.1)%
NGLs ($/Bbl)	10.99	15.45	(4.46)	(28.9)%	9.78	18.07	(8.29)	(45.9)%
Natural gas ($/Mcf)	1.94	2.23	(0.29)	(13.0)%	1.88	2.57	(0.69)	(26.8)%
Oil equivalent ($/Boe)	22.16	34.56	(12.40)	(35.9)%	20.61	38.01	(17.40)	(45.8)%

Average per Boe ($/Boe):
Lease operating expenses	$11.49	$12.46	$(0.97)	(7.8)%	$10.07	$13.13	$(3.06)	(23.3)%
Gathering and transportation	1.12	1.57	(0.45)	(28.7)%	1.04	1.95	(0.91)	(46.7)%
Production costs	12.61	14.03	(1.42)	(10.1)%	11.11	15.08	(3.97)	(26.3)%
Production taxes	0.40	0.16	0.24	150.0%	0.28	0.13	0.15	115.4%
DD&A	7.93	10.26	(2.33)	(22.7)%	7.90	11.09	(3.19)	(28.8)%
G&A expenses	4.57	2.67	1.90	71.2%	2.87	3.76	(0.89)	(23.7)%
	$25.51	$27.12	$(1.61)	(5.9)%	$22.16	$30.06	$(7.90)	(26.3)%

(1)	The conversion to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs (totals may not compute due to rounding). The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

Volume measurements not previously defined:
MBbls — thousand barrels for crude oil, condensate or NGLs	Mcf — thousand cubic feet
MBoe — thousand barrels of oil equivalent	MMcf — million cubic feet

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Due to the decrease and volatility in crude oil prices and to a lesser extent, decreases and volatility in natural gas and prices for NGLs, the results of the three months ended September 30, 2020 may not be indicative of future periods.  See “Liquidity and Capital Resources – Liquidity Overview” below for additional information.

Revenues.  Total revenues decreased $59.7 million, or 45.2%, to $72.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.  Oil revenues decreased $56.2 million, or 54.7%, NGLs revenues increased $0.1 million, or 2.1%, natural gas revenues decreased $4.5 million, or 18.9%, and other revenues increased $0.9 million.  The decrease in oil revenues was attributable to a 29.4% decrease in the average realized sales price to $41.81 per barrel for the three months ended September 30, 2020 from $59.24 per barrel for the three months ended September 30, 2019 and a decrease in sales volumes of 35.7%.  The increase in NGLs revenues was attributable to an increase in sales volumes of 43.8%, and partially offset by a 28.9% decrease in the average realized sales price to $10.99 per barrel for the three months ended September 30, 2020 from $15.45 per barrel for the three months ended September 30, 2019.  The decrease in natural gas revenues was attributable to a 13.0% decrease in the average realized price to $1.94 per Mcf for the three months ended September 30, 2020 from $2.23 per Mcf for the three months ended September 30, 2019 and a decrease in sales volumes of 6.7%.  Overall, sales volumes decreased 16.3 % on a Boe/day basis primarily as a result of hurricane related downtime; natural production declines; and shutting in certain operated and non-operated fields.  Our estimate of deferred production for the three months ended September 30, 2020 was approximately 13,500 Boe per day as compared to 5,500 Boe per day for the three months ended September 30, 2019 due primarily to the increased hurricane activity.  These decreases were partially offset by higher net sales volumes during the third quarter of 2020 compared to the prior year period from several fields.  The largest increase came from the Mobile Bay field, which we acquired in August 2019 and had net sales volumes of 13,300 Boe per day during the three months ended September 30, 2020 compared to 6,100 Boe per day for the three months ended September 30, 2019.

Revenues from oil and NGLs as a percent of our total revenues were 70.4% for the three months ended September 30, 2020 compared to 81.0% for the three months ended September 30, 2019.  Our average realized NGLs sales price as a percent of our average realized crude oil sales price increased slightly to 26.3% for the three months ended September 30, 2020 compared to 26.1% for the three months ended September 30, 2019.

Lease operating expenses.  Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, decreased $10.7 million, or 22.8%, to $36.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  On a component basis, base lease operating expenses decreased $3.5 million, workover expenses decreased $3.3 million, and facilities maintenance expense decreased $3.9 million.  Base lease operating expenses decreased primarily due to reduced expenses of $4.6 million from shutting in certain fields; other cost reductions measures of $2.6 million; and credits to expense due to prior period royalty adjustments of $1.2 million.  These decreases were partially offset by the acquisitions of the Mobile Bay Properties in August 2019 and the Garden Banks 783/784 ("Magnolia") field in December 2019, which contributed increases of $2.5 million and $2.2 million, respectively, of base lease operating expenses for the three months ended September 30, 2020 compared to the prior year period.  Lastly, we incurred $0.5 million in expenses related to hurricanes during the three months ended September 30, 2020 that we did not incur during the prior year period.  The decreases in workover expense and facility maintenance were due to fewer projects undertaken.

Production taxes.  Production taxes increased $0.7 million to $1.3 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the acquisition of the Mobile Bay Properties, which has operations in state waters.

Gathering and transportation.  Gathering and transportation expenses decreased $2.4 million to $3.6 million for the three months ended September 30, 2020 compared to the prior year period primarily due to lower transportation rates at certain fields and the shutting in of certain fields.

Depreciation, depletion, amortization and accretion (“DD&A”).  DD&A, which includes accretion for ARO, decreased to $7.93 per Boe for the three months ended September 30, 2020 from $10.26 per Boe for the three months ended September 30, 2019.  On a nominal basis, DD&A decreased 35.3% to $25.1 million for the three months ended September 30, 2020 from $38.8 million for the three months ended September 30, 2019.  DD&A on a nominal basis decreased largely due to lower DD&A rate per Boe.  The rate per Boe decreased mostly as a result of increases in proved reserves from the acquisition of the Mobile Bay Properties.  Other factors affecting the DD&A rate are capital expenditures, production and revisions to proved reserves volumes.

General and administrative expenses (“G&A”).  G&A was $14.5 million for the three months ended September 30, 2020, increasing 43.2% from $10.1 million for the three months ended September 30, 2019.  The increase was primarily due to decreased fees for overhead charged to partners (credits to expense) of $2.0 million, increased legal costs of $1.8 million, increased benefit costs of $0.9 million, and reclassification of certain adjustments related to the PPP of $0.7 million, which were partially offset by lower incentive compensation expenses of $1.5 million.  2020 incentive compensation awards have not been granted to date, and therefore, no incentive compensation expense for 2020 has been recorded.  The Compensation Committee has deferred its decision regarding the potential awarding of incentive compensation, including by the exercise of discretion.  G&A on a per Boe basis was $4.57 per Boe for the three months ended September 30, 2020 compared to $2.67 per Boe for the three months ended September 30, 2019.

Derivative loss (gain).  The three months ended September 30, 2020 reflects a $11.2 million derivative loss primarily due to increased crude oil prices during September 2020 compared to oil prices during June 2020, which decreased the estimated fair value of open crude oil contracts between the two measurement dates.  Partially offsetting this decrease were realized gains from oil collar contracts where the prevailing oil price was below the contract floor price.  The three months ended September 30, 2019 reflects a $5.9 million derivative gain, primarily due to decreased crude oil prices during September 2019 as compared to oil prices during June 2019, which increased the estimated fair value of open crude oil contracts between the two measurement dates.

Interest expense, net.  Interest expense, net, was $14.1 million and $14.4 million for the three months ended September 30, 2020 and 2019, respectively.  The decrease is primarily due to lower principal balances of the Senior Second Lien Notes and reductions to interest expense associated with the PPP of $0.7 million reclassified during the three months ended September 30, 2020; and partially offset by lower interest income.  During the three months ended September 30, 2019, we recorded interest income of $1.9 million due to distribution of funds related to a lawsuit with Apache Corporation ("Apache").

Income tax benefit.  Our income tax benefit was $21.1 million and $55.5 million for the three months ended September 30, 2020 and 2019, respectively.  For the three months ended September 30, 2020, our income tax benefit was impacted by adjustments recorded related to the enactment of the CARES Act on March 27, 2020 and the issuance by the Treasury of final and proposed regulations under IRC Section 163(j) on July 28, 2020 that provided additional guidance and clarification related to the business interest expense limitation.  During the three months ended September 30, 2019, we reversed a liability related to an uncertain tax position that was resolved and resulted in a net tax benefit for the three months ended September 30, 2019.  Our effective tax rate was not meaningful for the three months ended September 30, 2020 or 2019.

As of September 30, 2020, our valuation allowance was $24.7 million.  We continually evaluate the need to maintain a valuation allowance on our deferred tax assets.  Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs.  See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Due to the decrease and volatility in crude oil prices and to a lesser extent, decreases and volatility in natural gas and prices for NGLs, the results of the nine months ended September 30, 2020 may not be indicative of future periods.  See “Liquidity and Capital Resources – Liquidity Overview” below for additional information.

Revenues.  Total revenues decreased $131.1 million, or 34.2%, to $251.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.  Oil revenues decreased $136.8 million, or 45.8%, NGLs revenues decreased $2.6 million, or 17.0%, natural gas revenues increased $4.8 million, or 7.4%, and other revenues increased $3.5 million, primarily due to prior period royalty adjustments recorded during the nine months ended September 30, 2020.  The decrease in oil revenues was attributable to a 39.1% decrease in the average realized sales price to $37.17 per barrel for the nine months ended September 30, 2020 from $61.00 per barrel for the nine months ended September 30, 2019, and by a decrease in sales volumes of 11.0%.  The decrease in NGLs revenues was attributable to a 45.9% decrease in the average realized sales price to $9.78 per barrel for the nine months ended September 30, 2020 from $18.07 per barrel for the nine months ended September 30, 2019, partially offset by an increase in sales volumes of 53.3%.  The increase in natural gas revenues was attributable to an increase in sales volumes of 46.8%, and partially offset by a 26.8% decrease in the average realized price to $1.88 per Mcf for the nine months ended September 30, 2020 from $2.57 per Mcf for the nine months ended September 30, 2019.  Overall, sales volumes increased 18.5% on a Boe/day basis.  The largest production increases for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was related to our August 2019 acquisition of the interests in the Mobile Bay Properties, which had net sales volumes of 15,800 Boe per day during the nine months ended September 30, 2020 compared to 2,300 Boe per day for the nine months ended September 30, 2019 and the acquisition of the Magnolia field assets in December 2019, with net sales volumes of 1,900 Boe per day during the nine months ended September 30, 2020.  These increases were partially offset by downtime due to hurricanes, production decreases primarily from natural production declines, and shutting in certain operated and non-operated fields.  Our estimate of deferred production for the nine months ended September 30, 2020 was approximately 7,100 Boe per day as compared to 5,900 Boe per day for the nine months ended September 30, 2019.

Revenues from oil and NGLs as a percent of our total revenues were 69.4% for the nine months ended September 30, 2020 compared to 82.0% for the nine months ended September 30, 2019.  Our average realized NGLs sales price as a percent of our average realized crude oil sales price decreased to 26.3% for the nine months ended September 30, 2020 compared to 29.6% for the nine months ended September 30, 2019.

Lease operating expenses.  Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, decreased $11.5 million, or 8.7%, to $119.5 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  On a component basis, base lease operating expenses increased $4.5 million, workover expenses decreased $7.8 million, and facilities maintenance expense decreased $8.2 million.  Base lease operating expenses increased primarily due to the acquisitions of the Mobile Bay Properties in August 2019 and the Magnolia field in December 2019, which increased base lease operating expenses by $18.4 million and $7.5 million, respectively, for the nine months ended September 30, 2020 compared to the prior year period.  Partially offsetting the increases were reduced expenses of $10.1 million from shutting in certain fields ; other cost reduction measures of $2.7 million; credits to expense due to prior period royalty adjustments of $6.5 million; and credits to expense related to the PPP of $2.3 million.  The decreases in workover expense and facility maintenance were due to fewer projects undertaken.

Production taxes.  Production taxes increased $2.0 million to $3.3 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the acquisition of the Mobile Bay Properties, which has operations in state waters.

Gathering and transportation.  Gathering and transportation expenses decreased $7.1 million to $12.3 million for the nine months ended September 30, 2020 from the prior year period primarily due to lower transportation rates at certain fields and the shutting in of certain fields.

Depreciation, depletion, amortization and accretion.  DD&A, which includes accretion for ARO, decreased to $7.90 per Boe for the nine months ended September 30, 2020 from $11.09 per Boe for the nine months ended September 30, 2019.  On a nominal basis, DD&A decreased 15.3% to $93.7 million for the nine months ended September 30, 2020 from $110.7 million for the nine months ended September 30, 2019.  DD&A on a nominal basis decreased largely due to the lower rate per Boe.  The rate per BOE decreased mostly as a result of increases in proved reserves from the acquisition of the Mobile Bay Properties.  Other factors affecting the DD&A rate are capital expenditures, production and revisions to proved reserves volumes.

General and administrative expenses.  G&A was $34.1 million for the nine months ended September 30, 2020, decreasing 9.3% from $37.5 million for the nine months ended September 30, 2019.  The decrease was primarily due to credits to expense related to the PPP of $4.2 million and lower incentive compensation expenses of $1.1 million, which were partially offset by decreased fees for overhead charged to partners (credits to expense) of $1.0 million and increased legal costs of $0.8 million.  2020 incentive compensation awards have not been granted to date, and therefore, no incentive compensation expense for 2020 has been recorded.  The Compensation Committee has deferred its decision regarding the potential awarding of incentive compensation, including by the exercise of discretion.  G&A on a per Boe basis was $2.87 per Boe for the nine months ended September 30, 2020 compared to $3.76 per Boe for the nine months ended September 30, 2019.

Derivative (gain) loss.  The nine months ended September 30, 2020 reflects a $35.3 million derivative gain primarily due to realized gains on oil swap and collar contracts where the prevailing prices were below the strike or floor price.  The nine months ended September 30, 2019 reflects a $41.2 million derivative loss, primarily due to increased crude oil prices during September 2019 as compared to oil prices during December 2018, which decreased the estimated fair value of open crude oil contracts between the two measurement dates.

Interest expense, net.  Interest expense, net, was $46.1 million and $42.9 million for the nine months ended September 30, 2020 and 2019, respectively.  The increase is primarily due to lower interest income between the two periods and partially offset by a lower principal balance of the Senior Second Lien Notes.  During the nine months ended September 30, 2019, we recorded interest income of $4.5 million related to income tax refunds and interest income of $1.9 million due to distribution of funds related to a lawsuit with Apache.  Partially offsetting were reductions to interest expense associated with the PPP of $1.9 million recorded during the nine months ended September 30, 2020.

Gain on purchase of debt. A gain of $47.5 million was recorded related to the purchase of $72.5 million of principal of our outstanding Senior Second Lien Notes during the nine months ended September 30, 2020.

Income tax expense.  Our income tax benefit was $23.3 million and $67.0 million for the nine months ended September 30, 2020 and 2019, respectively.  For the nine months ended September 30, 2020, our income tax benefit was impacted by adjustments recorded related to the enactment of the CARES Act on March 27, 2020 and the issuance by the Treasury of final and proposed regulations under IRC Section 163(j) on July 28, 2020 that provided additional guidance and clarification related to the business interest expense limitation.  During the nine months ended September 30, 2019, we reversed a liability related to an uncertain tax position that was resolved and resulted in a net tax benefit for the nine months ended September 30, 2019.  Our effective tax rate was not meaningful for the nine months ended September 30, 2020 or 2019.  See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

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

As COVID-19 and other world events impact crude oil prices, and to a lesser degree, natural gas prices, we are actively monitoring the impact on our results of operations, financial position, and liquidity.  As of September 30, 2020, we had $56.5 million cash on hand, availability of $130.6 million under the Credit Agreement and no maturities of long-term debt until 2022.  Nonetheless, the impact of unprecedented decline in oil prices during March and April of 2020 was severe and persistently low oil prices threaten the entire oil and gas industry, including the Company.  Oil prices began recovering starting in May 2020, but not to the levels experienced in 2019.  Natural gas prices have remained approximately at second quarter levels.  In reaction to these events, we moved quickly to preserve resources and protect the health of our employees and contractors.  Furthermore, we have taken certain actions to address the current economic environment as follows:

•

We have reduced our capital expenditure budget for the remainder of 2020.  Excluding acquisitions and plugging and abandonment expenditures, we are estimating capital expenditures to be approximately $15 million to $25 million for 2020 (excluding $28 million in working capital changes associated with capital expenditures incurred in 2019 but paid during the nine months ended September 30, 2020).  ARO (plugging and abandonment) spending is estimated to be between of $2 million to $4 million.

•	Since December 31, 2019, we have reduced total long-term debt by $97.5 million, or 13%, resulting in annualized interest expense savings of approximately $8 million.

•

On June 17, 2020, we entered into the Third Amendment and Waiver to the Credit Agreement, which, among other things, waived the requirement to comply with the Leverage Ratio (as defined in the Credit Agreement) covenant and replaced it with a first lien leverage covenant of 2.00 to 1.00 through year-end 2021.  We expect these revised requirements will allow us to utilize the full availability under the Credit Agreement, if needed, during the Waiver Period.

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

Sources and Uses of Cash

Cash Flow and Working Capital.  Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $114.7 million and $186.6 million, respectively.  Production volumes increased by 18.5% measured on a Boe per day basis due to increases in natural gas and NGLs volumes and partially offset by decreases in oil volumes, which caused revenues to increase by $5.7 million.  Natural gas and NGLs had lower average realized sales prices per Boe as compared to oil.  Our combined average realized sales price per Boe decreased by 45.8% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, which caused total revenues to decrease $140.4 million.

Other items affecting operating cash flows were lower receivable balances, which increased operating cash flows by $45.0 million for the nine months ended September 30, 2020 compared to a decrease of $19.7 million for the nine months ended September 30, 2019; increased cash advance balances from joint venture partners, which increased operating cash flows by $2.4 million for the nine months ended September 30, 2020 compared to an increase of $15.8 million for the nine months ended September 30, 2019; higher cash derivative receipts, net, which increased operating cash flows by $42.0 million for the nine months ended September 30, 2020 compared to an increase of $17.6 million for the nine months ended September 30, 2019; and a return of collateral related to a bond of $6.9 million which occurred during the nine months ended September 30, 2020.  Other working capital items accounted for the changes in net cash provided by operating activities.

Net cash used in investing activities primarily represents our acquisition of and investments in oil and gas properties and equipment.  Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $41.7 million and $261.2 million, respectively.  Net cash used in investing activities for the nine months ended September 30, 2020 included $28.2 million in working capital changes associated with capital expenditures incurred in 2019 but paid during the nine months ended September 30, 2020.  Our capital expenditures on an occurrence basis for the nine months ended September 30, 2020 were split approximately 20% for investments in the deep waters of the Gulf of Mexico and approximately 80% for investments on the conventional shelf of the Gulf of Mexico.  $167.7 million of net cash used in investing activities for the nine months ended September 30, 2019 was related to the acquisition of the Mobile Bay Properties.

Net cash used in financing activities for the nine months ended September 30, 2020 was $ 48.9 million and net cash provided by financing activities was $83.1 million for the nine months ended September 30, 2019.  During the nine months ended September 30, 2020, the borrowings under the Credit Agreement were paid down by $25.0 million, net, and $23.9 million was used to purchase $72.5 million principal of Senior Second Lien Notes on the open market.  Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to the acquisition of the Mobile Bay properties.

Derivative Financial Instruments.  From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas.  During the nine months ended September 30, 2020, we entered into derivative contracts for crude oil and natural gas for a portion of our future production.  See Financial Statements – Note 6 – Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Asset Retirement Obligations.  Each quarter, we review and revise our ARO estimates.  Our ARO as of September 30, 2020 and December 31, 2019 were $381.7 million and $355.6 million, respectively.  As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates.  See Risk Factors, under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

Income Taxes.  We do not expect to make any significant income tax payments during 2020 and we collected the income tax receivable of $1.9 million during the nine months ended September 30, 2020.  See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, available liquidity and the results of our exploration and development activities.  During the nine months ended September 30, 2020, we significantly reduced our 2020 capital expenditure budget in response to the uncertain commodity price outlook in light of the COVID-19 pandemic.  The following table presents our capital expenditures for exploration, development and other leasehold costs (in thousands):

	Nine Months Ended September 30,
	2020	2019
Exploration (1)	$1,754	$15,262
Development (1)	9,187	77,273
Magnolia and Mobile Bay acquisitions	456	169,831
Seismic and other	2,013	13,528
Investments in oil and gas property/equipment	$13,410	$275,894

(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically in the Gulf of Mexico (in thousands):

	Nine Months Ended September 30,
	2020	2019
Conventional shelf	$8,611	$56,426
Deepwater	2,330	36,109
Exploration and development capital expenditures	$10,941	$92,535

The capital expenditures reported in the above two tables are included within Oil and natural gas properties and other, net on the Condensed Consolidated Balance Sheets and recorded on an incurred basis.  The capital expenditures reported within the Investing section of the Condensed Consolidated Statements of Cash Flows include adjustments to report payments related to capital expenditures.  Net cash used in investing activities for the nine months ended September 30, 2020 included $28.2 million in working capital changes associated with capital expenditures incurred in 2019 but paid during the nine months ended September 30, 2020.

Our capital expenditures for the nine months ended September 30, 2020 were financed by cash flow from operations and cash on hand.

 Drilling Activity

During the nine months ended September 30, 2020, we drilled the East Cameron 349 B-1 well (Cota) to target depth.  We expect initial production to commence in the first half of 2021, subject to completion of certain infrastructure and the level of commodity prices.  The Cota well is in the Joint Venture Drilling Program.  We did not drill any dry holes during the nine months ended September 30, 2020.

 Offshore Lease Awards

During the nine months ended September 30, 2020, we were awarded two blocks in the Gulf of Mexico Lease Sale 254 held by the BOEM on March 18, 2020; one deepwater block, Garden Bank 782, and one shallow water block, Eugene Island Area South Addition block 345.  The two blocks cover a total of approximately 10,760 acres (gross) and we paid $0.7 million combined for 100% working interest in both blocks.  Upon being awarded the Eugene Island South Addition block 345, W&T assigned 50% working interest to a third party pursuant to an Area Mutual Interest Agreement.

Debt

Credit Agreement.  As of September 30, 2020, borrowings outstanding under the Credit Agreement were $80.0 million and letters of credit issued under the Credit Agreement were $4.4 million.  Availability under our Credit Agreement as of September 30, 2020 was $130.6 million.  The Credit Agreement matures on October 18, 2022.

On June 17, 2020, the lenders under the Credit Agreement completed their semi-annual borrowing base redetermination at $215.0 million and entered into the Third Amendment and Waiver (the “Third Amendment”) to the Credit Agreement.  Although the Company had not violated any covenants, the Third Amendment provides less stringent covenant requirements given the recent changes in the oil and gas markets.  The Third Amendment includes the following changes, among other things, to the Credit Agreement:

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

Senior Second Lien Notes.  As of September 30, 2020, we had outstanding $552.5 million principal of Senior Second Lien Notes with an interest rate of 9.75% per annum that matures on November 1, 2023.  During the nine months ended September 30, 2020, we purchased $72.5 million in principal of our outstanding Senior Second Lien Notes in the open market for $23.9 million.  See Financial Statements – Note 2 – Long-Term Debt under Part I, Item 1 of this Form 10-Q for additional information.

Debt Covenants.  The Credit Agreement and Senior Second Lien Notes contain financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the respective Credit Agreement and the indenture related to the Senior Second Lien Notes.  We were in compliance with all applicable covenants of the Credit Agreement and the Senior Second Lien Notes indenture as of September 30, 2020.  See Financial Statements – Note 2 – Long-Term Debt under Part I, Item 1 of this Form 10-Q for additional information.

PPP.  On April 15, 2020, the Company received $8.4 million under the PPP.  During the eligible period, the Company incurred eligible expenses in excess of the amount received.  The PPP funds are structured as a loan, but management of the Company believes the Company has met all the requirements under the PPP to apply for forgiveness of such loan, and management's assessment is it is probable the Company will not be required to repay any of the funds received.  Accordingly, no debt was recorded on the Condensed Consolidated Balance Sheet as of September 30, 2020.  Should the SBA reject the Company's application of the PPP funds being applied to specific covered payroll and non-payroll costs, the Company may be required to repay all or a portion of the funds received under the PPP under an amortization schedule through April 2022 with an annual interest rate of 1%.

Uncertainties

Bureau of Ocean Energy Management (“BOEM”) Matters.  In order to cover the various decommissioning obligations of lessees on the OCS, the BOEM generally requires that lessees post some form of acceptable financial assurances that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases.   As many BOEM regulations are being reviewed by the agency, we may be subject to additional financial assurance requirements in the future. For example, in July 2016, BOEM issued the NTL 2016-N01 (the “2016 NTL”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, right-of-ways (“ROWs”) and right of use easements (“RUEs”). The 2016 NTL became effective in September 2016, but BOEM subsequently postponed any implementation of the the 2016 NTL and this extension for implementation currently remains in effect. As of the filing date of this Form 10-Q, we are in compliance with our financial assurance obligations to the BOEM and have no outstanding BOEM orders related to financial assurance obligations.  We and other offshore Gulf of Mexico producers may, in the ordinary course of business, receive requests or demands in the future for financial assurances from the BOEM.

On October 16, 2020, the BOEM and the BSEE jointly published a proposed rule to clarify and provide greater transparency to decommissioning and related financial assurance requirements imposed on oil and gas lessees and RUE and ROW grant holders conducting operations on the federal OCS.  In particular, the proposed rule would:  (i) clarify the sequence for BSEE’s selection of predecessors who have accrued decommissioning obligations and are ordered to perform those obligations when the current lessee or grant holder fails to do so, which sequence is generally in reverse chronological order through the chain-of-title, although BSEE would reserve the right to deviate from this sequence in cases where previously ordered parties fail to pursue specified decommissioning activities, if an emergency condition is declared, or if such an order unreasonably delays decommissioning; (ii) seek to limit the circumstances under which BOEM would require supplemental bonding, with increased focus on a lessee’s, as well as potentially a co-lessee’s or predecessor lessee’s, credit rating rather than relying primarily on a current lessee’s net worth in determining whether additional supplemental bonding is necessary; (iii) relax certain third party guarantee requirements allowed by BOEM in lieu of lessee bonding; (iv) require the posting of bonds in an amount that BSEE determines would be adequate before that party may appeal a decommissioning order; and (v) clarify that all RUE grant holders are jointly and severally liable for BSEE decommissioning obligations associated with RUE-related facilities. Comments on this proposed rule are due to BOEM (as to the BOEM portions of the proposed rule) and BSEE (as to the BSEE portions of the proposed rule) on or before December 15, 2020. We remain in active discussions with industry peers with regard to this proposed rule. The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us, whether as current or predecessor lessee or grant holder, as a result of the 2016 NTL, to the extent implemented, as well as to the provisions of any final rule published by BOEM and/or BSEE following the close of the comment period for the October 16, 2020 proposed rule, applicable to our or any of our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

Surety Bond Collateral.  Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes have historically requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and materially impact our liquidity.  These sureties have also returned the posted collateral to us.  In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion.  No additional demands were made to us by sureties during 2020 as of the filing date of this Form 10-Q and we currently do not have surety bond collateral outstanding.

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

Contractual Obligations

Updated information on certain contractual obligations is provided in Financial Statements – Note 2 – Long-Term Debt, Note 5 – Asset Retirement Obligations and Note 12, Subsequent Events under Part I, Item 1 of this Form 10-Q.  As of September 30, 2020, there were no drilling rig commitments.  Except for scheduled utilization, other contractual obligations as of September 30, 2020 did not change materially from the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements

See Financial Statements – Note 1 – Basis of Presentation under Part 1, Item 1, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the types of market risks for the nine months ended September 30, 2020 did not change materially from the disclosures in Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.  However, the declines in crude oil and natural gas prices have caused, and could continue to cause significant financial impacts to us.  See the Liquidity section in Item II above for a discussion on the possible effects.  In addition, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019.

Commodity Price Risk.  Our revenues, profitability and future rate of growth substantially depend upon market prices of crude oil, NGLs and natural gas, which fluctuate widely.  Crude oil, NGLs and natural gas price declines have adversely affected our revenues, net cash provided by operating activities and profitability in the past and sustained current prices would have significant impacts on our business in the future.  During the nine months ended September 30, 2020, we entered into derivative crude oil and natural gas contracts related to a portion of our estimated future production.  We historically have not designated our commodity derivatives as hedging instruments and any future derivative commodity contracts are not expected to be designated as hedging instruments.  Use of these contracts may reduce the effects of volatile crude oil and natural gas prices, but they also may limit future income from favorable price movements. See Financial Statements – Note 6 – Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Interest Rate Risk.  As of September 30, 2020, we had $80.0 million borrowings outstanding under our Credit Agreement and were subject to the variable London Interbank Offered Rate and the Applicable Margin.  We did not have any derivative instruments related to interest rates.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have each concluded that as of September 30, 2020, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The significant supply/demand balance for oil materially decreased global crude oil prices in the first half of 2020 and generated a surplus of oil.  This significant surplus created a saturation of storage and crude storage constraints, which led us to shut-in production in some of our oil-weighted properties due to the lack of availability and capacity of processing, gathering, storing and transportation systems.  While many of the shut-in fields have been brought back online, some are still shut-in and we will likely incur some costs to bring the associated production back online.  Cost increases necessary to bring the associated wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings.  If we are able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in.  Such factors could adversely affect our financial condition and results of operations.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

W&T OFFSHORE, INC.

By:	/s/ Janet Yang
Janet Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant