Form 10-Q
period 2021-03-31
W&T OFFSHORE INC
filed 2021-05-06
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 1-32414

W&T OFFSHORE, INC.

(Exact name of registrant as specified in its charter)

Texas	72-1121985
(State of incorporation)	(IRS Employer Identification Number)

5718 Westheimer Road, Suite 700, Houston, Texas	77057-5745
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2021 there were 142,304,770 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$53,359	$43,726
Receivables:
Oil and natural gas sales	49,931	38,830
Joint interest, net	15,234	10,840
Total receivables	65,165	49,670
Prepaid expenses and other assets (Note 1)	15,350	13,832
Total current assets	133,874	107,228

Oil and natural gas properties and other, net – at cost: (Note 1)	668,969	686,878

Restricted deposits for asset retirement obligations	29,699	29,675
Deferred income taxes	94,535	94,331
Other assets (Note 1)	22,613	22,470
Total assets	$949,690	$940,582
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$43,714	$48,612
Undistributed oil and natural gas proceeds	25,338	19,167
Asset retirement obligations	26,402	17,188
Accrued liabilities (Note 1)	64,420	29,880
Income tax payable	153	153
Total current liabilities	160,027	115,000
Long-term debt: (Note 2)
Principal	600,460	632,460
Unamortized debt issuance costs	(6,622)	(7,174)
Long-term debt, net	593,838	625,286

Asset retirement obligations, less current portion	372,495	375,516
Other liabilities (Note 1)	31,780	32,938
Deferred income taxes	128	128
Commitments and contingencies (Note 10)	—	—
Shareholders’ deficit:
Preferred stock, $0.00001 par value; 20,000 shares authorized; 0 issued at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 145,174 issued and 142,305 outstanding at March 31, 2021 and at December 31, 2020	1	1
Additional paid-in capital	550,793	550,339
Retained deficit	(735,205)	(734,459)
Treasury stock, at cost; 2,869 shares at March 31, 2021 and December 31, 2020	(24,167)	(24,167)
Total shareholders’ deficit	(208,578)	(208,286)
Total liabilities and shareholders’ deficit	$949,690	$940,582

See Notes to Condensed Consolidated Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Oil	$78,140	$84,650
NGLs	9,359	6,452
Natural gas	36,209	29,300
Other	1,939	3,726
Total revenues	125,647	124,128
Operating costs and expenses:
Lease operating expenses	42,357	54,775
Production taxes	1,996	916
Gathering and transportation	4,319	5,449
Depreciation, depletion, amortization and accretion	26,637	39,126
General and administrative expenses	10,712	13,963
Derivative loss (gain)	24,578	(61,912)
Total costs and expenses	110,599	52,317
Operating income	15,048	71,811
Interest expense, net	15,034	17,110
Gain on debt transactions	—	(18,501)
Other expense, net	963	723
(Loss) income before income tax (benefit) expense	(949)	72,479
Income tax (benefit) expense	(203)	6,499
Net (loss) income	$(746)	$65,980
Basic and diluted (loss) earnings per common share	$(0.01)	$0.46

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2019	141,669	$1	$547,050	$(772,249)	2,869	$(24,167)	$(249,365)
Share-based compensation	—	—	1,048	—	—	—	1,048
Net income	—	—	—	65,980	—	—	65,980
Balances at March 31, 2020	141,669	$1	$548,098	$(706,269)	2,869	$(24,167)	$(182,337)

	Common Stock Outstanding		Additional Paid-In	Retained	Treasury Stock		Total Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2020	142,305	$1	$550,339	$(734,459)	2,869	$(24,167)	$(208,286)
Share-based compensation	—	—	454	—	—	—	454
Stock Issued	—	—	—	—	—	—	—
Net loss	—	—	—	(746)	—	—	(746)
Balances at March 31, 2021	142,305	$1	$550,793	$(735,205)	2,869	$(24,167)	$(208,578)

See Notes to Condensed Consolidated Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net (loss) income	$(746)	$65,980
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	26,637	39,126
Amortization of debt items and other items	2,019	1,625
Share-based compensation	454	1,048
Derivative loss (gain)	24,578	(61,912)
Derivative cash (payments) receipts, net	(4,604)	4,404
Gain on debt transactions	—	(18,501)
Deferred income taxes	(203)	6,499
Changes in operating assets and liabilities:
Oil and natural gas receivables	(11,101)	21,954
Joint interest receivables	(4,394)	7,123
Prepaid expenses and other assets	(7,575)	11,011
Asset retirement obligation settlements	(962)	(249)
Cash advances from JV partners	(1,023)	13,006
Accounts payable, accrued liabilities and other	21,884	(6,790)
Net cash provided by operating activities	44,964	84,324
Investing activities:
Investment in oil and natural gas properties and equipment	(1,575)	(9,542)
Changes in operating assets and liabilities associated with investing activities	(1,758)	(24,033)
Acquisition of property interests	—	(2,002)
Purchases of furniture, fixtures and other	2	(70)
Net cash used in investing activities	(3,331)	(35,647)
Financing activities:
Repayments on credit facility	(32,000)	(25,000)
Purchase of Senior Second Lien Notes	—	(8,536)
Net cash used in financing activities	(32,000)	(33,536)
Increase in cash and cash equivalents	9,633	15,141
Cash and cash equivalents, beginning of period	43,726	32,433
Cash and cash equivalents, end of period	$53,359	$47,574

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Operations.  W&T Offshore, Inc. (with subsidiaries referred to herein as “W&T,” “we,” “us,” “our,” or the “Company”) is an independent oil and natural gas producer with substantially all of its operations offshore in the Gulf of Mexico.  The Company is active in the exploration, development and acquisition of oil and natural gas properties. Our interests in fields, leases, structures and equipment are primarily owned by the Company and its 100% owned subsidiary, W & T Energy VI, LLC, and through our proportionately consolidated interest in Monza Energy LLC (“Monza”), as described in more detail in Note 4.

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounting Standards Updates effective January 1, 2021

Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance.  ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2020.  Adoption of the amendment did not have a material impact on our financial statements or disclosures.

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

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Retention Credit.  Under the Consolidated Appropriations Act, 2021 passed by the United States Congress and signed by the President on December 27, 2020, provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") were extended and modified making the Company eligible for a refundable employee retention credit subject to meeting certain criteria. The Company recognized a $2.1 million employee retention credit during the three months ended March 31, 2021 which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations.

Credit Risk and Allowance for Credit Losses.  Our revenue has been concentrated in certain major oil and gas companies.  For the three months ended March 31, 2021, and the year ended December 31, 2020, approximately 67% and 62%, respectively, of our revenue was from three major oil and gas companies and a substantial majority of our receivables were from sales with major oil and gas companies.  We also have receivables related to joint interest arrangements primarily with mid-size oil and gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies.  A loss methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected.  The loss methodology uses historical data, current market conditions and forecasts of future economic conditions.  Our maximum exposure at any time would be the receivable balance.  The receivables, Joint interest and other, net, reported on the Condensed Consolidated Balance Sheets are reduced for the allowance for credit losses.  The allowance for credit losses was $9.1 million as of March 31, 2021 and December 31, 2020.

Prepaid Expenses and Other Assets.  The amounts recorded are expected to be realized within one year and the major categories are presented in the following table (in thousands):

	March 31, 2021	December 31, 2020
Derivatives - current (1)	$2,701	$2,752
Unamortized insurance/bond premiums	5,163	4,717
Prepaid deposits related to royalties	4,536	4,473
Prepayment to vendors	1,966	1,429
Other	984	461
Prepaid expenses and other assets	$15,350	$13,832

(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net – At Cost.  Oil and natural gas properties and equipment are recorded at cost using the full cost method.  There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	March 31, 2021	December 31, 2020
Oil and natural gas properties and equipment, at cost	$8,570,371	$8,567,509
Furniture, fixtures and other	20,845	20,847
Total property and equipment	8,591,216	8,588,356
Less: Accumulated depreciation, depletion, amortization and impairment	7,922,247	7,901,478
Oil and natural gas properties and other, net	$668,969	$686,878

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Assets (long-term). The major categories are presented in the following table (in thousands):

	March 31, 2021	December 31, 2020
Right-of-Use assets	$11,218	$11,509
Unamortized debt issuance costs	1,591	2,094
Investment in White Cap, LLC	2,872	2,699
Unamortized brokerage fee for Monza	—	626
Proportional consolidation of Monza's other assets (Note 4)	4,073	1,782
Derivatives	1,731	2,762
Other	1,128	998
Total other assets (long-term)	$22,613	$22,470

Accrued Liabilities.  The major categories are presented in the following table (in thousands):

	March 31, 2021	December 31, 2020
Accrued interest	$25,420	$10,389
Accrued salaries/payroll taxes/benefits	3,902	4,009
Litigation accruals	530	436
Lease liability	484	394
Derivatives	32,703	13,620
Other	1,381	1,032
Total accrued liabilities	$64,420	$29,880

Other Liabilities (long-term).  The major categories are presented in the following table (in thousands):

	March 31, 2021	December 31, 2020
Dispute related to royalty deductions	$5,247	$5,467
Derivatives	3,514	4,384
Lease liability	11,257	11,360
Black Elk escrow	11,103	11,103
Other	659	624
Total other liabilities (long-term)	$31,780	$32,938

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Long-Term Debt

The components of our long-term debt are presented in the following table (in thousands):

	March 31, 2021	December 31, 2020
Credit Agreement borrowings	$48,000	$80,000

Senior Second Lien Notes:
Principal	552,460	552,460
Unamortized debt issuance costs	(6,622)	(7,174)
Total Senior Second Lien Notes	545,838	545,286

Total long-term debt, net	$593,838	$625,286

Credit Agreement

On October 18, 2018, we entered into the Sixth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which matures on October 18, 2022.  On  January 6, 2021, we entered into a Waiver, Consent to Second Amendment to Intercreditor Agreement and Fifth Amendment to Sixth Amended and Restated Credit Agreement (the “Fifth Amendment”) which amended the Credit Agreement.  The primary terms and covenants associated with the Credit Agreement as of March 31, 2021, as amended are as follows, with capitalized terms defined under the Credit Agreement:

•	The borrowing base was $190.0 million.

•	Letters of credit may be issued in amounts up to $30.0 million, provided availability under the Credit Agreement exists.

•	From the period ended June 30, 2020 through the period ended December 31, 2021 (the "Waiver Period"), the Company is not required to comply with the Leverage Ratio covenant. The Leverage Ratio, as defined in the Credit Agreement, is limited to 3.00 to 1.00 for quarters ending March 31, 2022 and thereafter.

•	During the Waiver Period, the Company will be required to maintain a 2.00 to 1.00 ratio limit of first lien debt outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX for the trailing four quarters.

•	The Current Ratio, as defined in the Credit Agreement, must be maintained at greater than 1.00 to 1.00.

Availability under the Credit Agreement is subject to semi-annual redeterminations of our borrowing base and the next scheduled redetermination is in the spring of 2021.  Additional redeterminations  may be requested at the discretion of either the lenders or the Company.  The borrowing base is calculated by our lenders based on their evaluation of our proved reserves and their own internal criteria.  Any redetermination by our lenders to change our borrowing base will result in a similar change in the availability under the Credit Agreement.

The Credit Agreement is collateralized by a first priority lien on properties constituting at least 90% of the total proved reserves of the Company as set forth on reserve reports required to be delivered under the Credit Agreement and certain personal property.  As of March 31, 2021 and December 31, 2020, we had $4.4 million of letters of credit issued and outstanding under the Credit Agreement.  The annualized interest rate on borrowings outstanding for the three months ended March 31, 2021was 3.1%, which excludes debt issuance costs, commitment fees and other fees.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.75% Senior Second Lien Notes Due 2023

On October 18, 2018, we issued $625.0 million of 9.75% Senior Second Lien Notes due 2023 (the “Senior Second Lien Notes”), which were issued at par with an interest rate of 9.75% per annum and mature on November 1, 2023, and are governed under the terms of the Indenture of the Senior Second Lien Notes (the “Indenture”).  The estimated annual effective interest rate on the Senior Second Lien Notes is 9.2%, which includes amortization of debt issuance costs.  Interest on the Senior Second Lien Notes is payable in arrears on May 1 and November 1 of each year.

During the year ended  December 31, 2020, we acquired $72.5 million in principal of our outstanding Senior Second Lien Notes for $23.9 million and recorded a non-cash gain on purchase of debt of $47.5 million, which included a reduction of $1.1 million related to the write-off of unamortized debt issuance costs. No such transactions were completed during the three months ended March 31, 2021.  As a result of these purchases, $552.5 million in principal amount of Senior Second Lien Notes remains issued and outstanding as of March 31, 2021 and December 31, 2020.

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

Covenants

As of March 31, 2021 and for all prior measurement periods, we were in compliance with all applicable covenants of the Credit Agreement and the Indenture.

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

The following table presents the fair value of our open derivative financial instruments (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Derivatives instruments - open contracts, current	$2,691	$2,705
Derivatives instruments - open contracts, long-term	1,731	2,762

Liabilities:
Derivatives instruments - open contracts, current	29,227	13,291
Derivatives instruments - open contracts, long-term	3,514	4,384

Long-Term Debt

We believe the net value of our debt under the Credit Agreement approximates fair value because the interest rates are variable and reflective of current market rates. The fair value of our Senior Second Lien Notes was measured using quoted prices, although the market is not a very active market.  The fair value of our long-term debt was classified as Level 2 within the valuation hierarchy.  See Note 2, Long-Term Debt for additional information on our long-term debt.

The following table presents the net value and fair value of our long-term debt (in thousands):

	March 31, 2021		December 31, 2020
	Net Value	Fair Value	Net Value	Fair Value
Liabilities:
Credit Agreement	$48,000	$48,000	$80,000	$80,000
Senior Second Lien Notes	545,838	490,087	545,286	393,352
Total	593,838	538,087	625,286	473,352

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Joint Venture Drilling Program

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

Through  March 31, 2021, nine wells have been completed.  In 2020, one well was drilled to target depth, which we expect to be completed in the second quarter of 2021.  W&T is the operator for seven of the nine wells completed through March 31, 2021.

Through March 31, 2021, members of Monza made partner capital contributions, including our contributions of working interest in the drilling projects, to Monza totaling $302.4 million and received cash distributions totaling $71.5 million.  Our net contribution to Monza, reduced by distributions received, as of March 31, 2021 was $53.0 million.  W&T is obligated to fund certain cost overruns to the extent they occur, subject to certain exceptions, for the Joint Venture Drilling Program wells above budgeted and contingency amounts, of which the total exposure cannot be estimated at this time.

Consolidation and Carrying Amounts

Our interest in Monza is considered to be a variable interest that we account for using proportional consolidation.  Through March 31, 2021, there have been no events or changes that would cause a redetermination of the variable interest status.  We do not fully consolidate Monza because we are not considered the primary beneficiary of Monza.  As of March 31, 2021, in the Condensed Consolidated Balance Sheet, we recorded $8.0 million, net, in Oil and natural gas properties and other, net, $4.1 million in Other assets, $0.2 million in Asset Retirement Obligations ("ARO") and $1.6 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  As of December 31, 2020, in the Condensed Consolidated Balance Sheet, we recorded $9.9 million, net, in Oil and natural gas properties and other, net, $1.8 million in Other assets, $0.2 million in ARO and $1.3 million, net, increase in working capital in connection with our proportional interest in Monza’s assets and liabilities.  Additionally, during the three months ended March 31, 2021 and during the year ended December 31, 2020, we called on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of March 31, 2021 and December 31, 2020 were $6.3 million and $7.3 million, respectively, which are included in the Condensed Consolidated Balance Sheet in Advances from joint interest partners.  For the three months ended March 31, 2021, in the Condensed Consolidated Statement of Operations, we recorded $2.5 million in Total revenues and $3.4 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.  For the year ended December 31, 2020, in the Condensed Consolidated Statement of Operations, we recorded $8.4 million in Total revenues and, $12.1 million in Operating costs and expenses in connection with our proportional interest in Monza’s operations.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Asset Retirement Obligations

Our ARO represent the estimated present value of the amount incurred to plug, abandon and remediate our properties at the end of their productive lives.

A summary of the changes to our ARO is as follows (in thousands):

Balances, December 31, 2020	$392,704
Liabilities settled	(962)
Accretion of discount	5,868
Revisions of estimated liabilities	1,287
Balances, March 31, 2021	398,897
Less current portion	26,402
Long-term	$372,495

6.	Derivative Financial Instruments

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

We entered into commodity contracts for crude oil and natural gas which related to a portion of our expected future production.  The crude oil contracts are based on West Texas Intermediate (“WTI”) crude oil prices and the natural gas contracts are based off the Henry Hub prices, both of which are quoted off the New York Mercantile Exchange (“NYMEX”).  The open contracts as of March 31, 2021 are presented in the following tables:

Crude Oil: Open Swap Contracts - Priced off WTI (NYMEX)
Period	Average Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Weighted Strike Price
Apr 2021 - Dec 2021	4,000	1,100,000	$42.06
Jan 2022 - Feb 2022	3,000	177,000	$42.98
Mar 2022 - May 2022	2,044	188,006	$42.33
Mar 2022 - Sept 2022	1,615	345,638	$54.53

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Crude Oil: Open Collar Contracts - Priced off WTI (NYMEX)
Period	Average Notional Quantity (Bbls/day) (1)	Notional Quantity (Bbls) (1)	Put Option Weighted Strike Price (Bought)	Call Option Weighted Strike Price (Sold)
Apr 2021 - Dec 2021	200	55,000	$40.00	$54.90
Apr 2021 - Feb 2022	2,273	759,237	$38.50	$56.65
Mar 2022 - May 2022	2,000	184,000	$35.00	$48.50
Mar 2022 - Sept 2022	1,615	345,638	$45.00	$62.50

(1)	Bbls = Barrels

Natural Gas: Open Swap Contracts, Bought, Priced off Henry Hub (NYMEX)
Period	Average Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Strike Price
Apr 2021 - Dec 2021	10,000	2,750,000	$2.62
Jan 2022	20,000	620,000	$2.79
Feb 2022	30,000	840,000	$2.79
Mar 2022 - May 2022	10,544	970,075	$2.69
Mar 2022 - Sept 2022	10,628	2,274,311	$2.44

Natural Gas: Open Call Contracts, Bought, Priced off Henry Hub (NYMEX)
Period	Average Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Strike Price
Nov 2020 - Dec. 2022	40,000	25,600,000	$3.00

Natural Gas: Open Collar Contracts, Priced off Henry Hub (NYMEX)
Period	Average Notional Quantity (MMBtu/day) (2)	Notional Quantity (MMBtu) (2)	Put Option Weighted Strike Price (Bought)	Call Option Weighted Strike Price (Sold)
Apr 2021 - Dec 2021	30,000	8,250,000	$2.18	$3.00
Apr 2021 - Dec. 2022	40,000	25,600,000	$1.83	$3.00
Jan 2022 - Feb 2022	30,000	1,770,000	$2.20	$4.50
Mar 2022 - May 2022	10,000	920,000	$2.25	$3.40

(2)	MMBtu = Million British Thermal Units

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following amounts were recorded in the Condensed Consolidated Balance Sheets in the categories presented and include the fair value of open contracts, and closed contracts which had not yet settled (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid expenses and other assets	$2,701	$2,752
Other assets (long-term)	1,731	2,762
Accrued liabilities	32,703	13,620
Other liabilities (long-term)	3,514	4,384

The amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.  If these were recorded on a net settlement basis, it would not have resulted in any material differences in reported amounts.

Changes in the fair value and settlements of contracts are recorded on the Condensed Consolidated Statements of Operations as Derivative loss (gain). The impact of our commodity derivative contracts has on the condensed consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Realized loss (gain)	$8,244	$(9,392)
Unrealized loss (gain)	16,334	(52,520)
Derivative loss (gain)	$24,578	$(61,912)

Cash receipts on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Derivative cash (payments) receipts, net	$(4,604)	$4,404

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Share-Based Awards and Cash-Based Awards

Awards to Employees. The W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (as amended from time to time, the “Plan”) was approved by our shareholders in 2010.  There were no RSUs granted during three months ended March 31, 2021 and none were granted in 2020.  RSUs are a long-term compensation component, and are subject to satisfaction of certain predetermined performance criteria and adjustments at the end of the applicable performance period based on the results achieved.  In addition to share-based awards, the Company may grant to its employees cash-based incentive awards under the Plan, which may be used as short-term and long-term compensation components of the awards, and are subject to satisfaction of certain predetermined performance criteria.

As of March 31, 2021, there were 10,347,591 shares of common stock available for issuance in satisfaction of awards under the Plan.  The shares available for issuance are reduced on a one-for-one basis when RSUs are settled in shares of common stock, which shares of common stock are issued net of withholding tax through the withholding of shares.  The Company has the option following vesting to settle RSUs in stock or cash, or a combination of stock and cash. The Company expects to settle RSUs that vest in the future using shares of common stock.

RSUs currently outstanding relate to the 2019 grants.  The 2019 grants were subject to predetermined performance criteria applied against the applicable performance period.  All the RSUs currently outstanding are subject to employment-based criteria and vesting generally occurs in December of the second year after the grant.  Subject to the satisfaction of the service conditions, the outstanding RSUs issued to the eligible employees as of March 31, 2021, are eligible to vest in 2021.

We recognize compensation cost for share-based payments to employees over the period during which the recipient is required to provide service in exchange for the award.  Compensation cost is based on the fair value of the equity instrument on the date of grant.  The fair values for the RSUs granted were determined using the Company’s closing price on the grant date.  We also estimate forfeitures, resulting in the recognition of compensation cost only for those awards that are expected to actually vest.

All RSUs awarded are subject to forfeiture until vested and cannot be sold, transferred or otherwise disposed of during the restricted period.

A summary of activity related to RSUs during the three months ended March 31, 2021 is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Nonvested, December 31, 2020	763,688	$4.51
Forfeited	(19,880)	4.51
Nonvested, March 31, 2021	743,808	4.51

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Awards to Non-Employee Directors.  Under the W&T Offshore, Inc. 2004 Directors Compensation Plan (as amended from time to time, the “Director Compensation Plan”), shares of restricted stock (“Restricted Shares”) have been granted to the Company’s non-employee directors.  Grants to non-employee directors were made during 2020, and no grants were made during the three months ended March 31, 2021.  During the second quarter of 2020, our shareholders approved increasing the shares available under the Director Compensation Plan by 500,000 shares.  As of March 31, 2021, there were 473,244 shares of common stock available for issuance in satisfaction of awards under the Director Compensation Plan.  The shares available are reduced on a one-to-one basis when Restricted Shares are granted.

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

There was no activity related to Restricted Shares during the three months ended March 31, 2021.

For the outstanding Restricted Shares issued to the non-employee directors as of March 31, 2021, vesting is expected to occur as follows (subject to any forfeitures):

Restricted Shares
2021	138,676
2022	15,452
Total	154,128

Share-Based Compensation.  Share-based compensation expense is recorded in the line General and administrative expenses in the Condensed Consolidated Statements of Operations. No share-based awards have been granted to date in 2021 under the Plan, and therefore, share-based compensation expense recorded during the three months ended March 31, 2021 related to prior periods' grants. The tax benefit related to compensation expense recognized under share-based payment arrangements was not meaningful and was minimal due to our income tax situation.  A summary of incentive compensation expense under share-based payment arrangements is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Share-based compensation expense from:
Restricted stock units	$338	$978
Restricted Shares	116	70
Total	$454	$1,048

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unrecognized Share-Based Compensation.  As of March 31, 2021, unrecognized share-based compensation expense related to our awards of RSUs and Restricted Shares was $0.9 million and $0.1 million, respectively.  Unrecognized share-based compensation expense will be recognized through November 2021 for RSUs and April 2022 for Restricted Shares.

Cash-Based Incentive Compensation.  In addition to share-based compensation, short-term, cash-based incentive awards were granted under the Plan to substantially all eligible employees in 2019. No cash-based incentive awards were granted in 2020, and therefore, no cash-based incentive compensation expense for 2020 was recorded.  The short-term, cash-based incentive awards, which are generally a short-term component of the Plan, are typically performance-based awards consisting of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each of such criteria.  In addition, the 2019 cash-based incentive awards included an additional financial condition requiring Adjusted EBITDA less reported Interest Expense Incurred (terms as defined in the awards) for any fiscal quarter plus the three preceding quarters to exceed defined levels measured over defined time periods for each cash-based incentive award.  On  February 15, 2021, the Company received approval from the Compensation Committee of the Board of Directors for the payment of a discretionary cash bonus up to the amount of $7.6 million, subject to employment-based criteria.  The Compensation Committee has not yet made any other decisions regarding the potential awarding of incentive compensation under the Plan in 2021.   Expense is recognized over the service period once the business criteria, individual performance criteria and financial condition are met.

•	The 2021 discretionary bonus award is payable in equal installments on March 15, 2021 and April 15, 2021, to substantially all employees subject to employment on those dates. Incentive compensation expense of $3.5 million was recognized during the three months ended March 31, 2021 related to the awards.

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

A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Share-based compensation included in:
General and administrative expenses	$454	$1,048
Cash-based incentive compensation included in:
Lease operating expense (1)	839	849
General and administrative expenses (1)	2,682	3,631
Total charged to operating income	$3,975	$5,528

(1)	Includes adjustments of accruals to actual payments.

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Income Taxes

Tax (Benefit) Expense and Tax Rate.  Income tax (benefit) expense for the three months ended March 31, 2021 and 2020 was $(0.2) million and $6.5 million, respectively.  For the three months ended March 31, 2021, our effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes.  For the three months ended March 31, 2020, our effective tax rate primarily differed from the statutory Federal tax rate for adjustments recorded related to the enactment of the CARES Act on March 27, 2020.  The CARES Act modified certain income tax statutes, including changes related to the business interest expense limitation under Code Section 163(j).  Our effective tax rate was 21.4% for the three months ended March 31, 2021 and 9.0% for the three months ended March 31, 2020.

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

As of March 31, 2021 and December 31, 2020, our valuation allowance was $22.0 million and $22.4 million, respectively, and relates primarily to state net operating losses and the disallowed interest expense limitation carryover.

Income Taxes Receivable, Refunds and Payments.  As of March 31, 2021 and December 31, 2020, we did not have any outstanding current income taxes receivable.  As of March 31, 2020, we had current income taxes receivable of $1.9 million, which was received during the quarter ended June 30, 2020.  The refund related primarily to a net operating loss carryback claim for 2017 that was carried back to prior years.  During the three months ended March 31, 2021 and 2020, we did not receive any income tax refunds or make any income tax payments of significance.

The tax years 2017 through 2020 remain open to examination by the tax jurisdictions to which we are subject.

9.	Earnings Per Share

The following table presents the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(746)	$65,980
Less portion allocated to nonvested shares	—	791
Net (loss) income allocated to common shares	$(746)	$65,189
Weighted average common shares outstanding	142,151	141,546

Basic and diluted (loss) earnings per common share	$(0.01)	$0.46

Shares excluded due to being anti-dilutive (weighted-average)	—	—

W&T OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Contingencies

Appeal with the Office of Natural Resources Revenue (“ONRR”).  In 2009, we recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through our subsea pipeline systems.  In 2010, the ONRR audited our calculations and support related to this usage fee, and in 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken.  We recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, we disagree with the position taken by the ONRR.  We filed an appeal with the ONRR, which ultimately led to our posting a bond in the amount of $7.2 million and cash collateral of $6.9 million with the surety in order to appeal the IBLA decision, of which the cash collateral held by the surety was subsequently returned during the first quarter of 2020.  We have continued to pursue our legal rights and, at present, the case is in front of the U.S. District Court for the Eastern District of Louisiana where both parties have filed cross-motions for summary judgment and opposition briefs. W&T has filed a Reply in support of its Motion for Summary Judgment and the government has in turn filed its Reply brief.  With briefing now completed, we are waiting for the district court’s ruling on the merits.  In compliance with the ONRR’s request for W&T to periodically increase the surety posted in the appeal to cover pre-and post judgement interest, the penal sum of the bond posted is currently $8.2 million.

Royalties – “Unbundling” Initiative.  In 2016, the ONRR publicly announced an “unbundling” initiative to revise the methodology employed by producers in determining the appropriate allowances for transportation and processing costs that are permitted to be deducted in determining royalties under Federal oil and gas leases.  The ONRR’s initiative requires re-computing allowable transportation and processing costs using revised guidance from the ONRR going back 84 months for every gas processing plant that processed our gas. In the second quarter of 2015, pursuant to the initiative, we received requests from the ONRR for additional data regarding our transportation and processing allowances on natural gas production related to a specific processing plant. We also received a preliminary determination notice from the ONRR asserting that our allocation of certain processing costs and plant fuel use at another processing plant was not allowed as deductions in the determination of royalties owed under Federal oil and gas leases. We have submitted revised calculations covering certain plants and time periods to the ONRR. As of the filing date of this Form 10-Q, we have not received a response from the ONRR related to our submissions.  These open ONRR unbundling reviews, and any further similar reviews, could ultimately result in an order for payment of additional royalties under our Federal oil and gas leases for current and prior periods.  While the amounts paid for the three months ended March 31, 2021 and 2020 were immaterial, we are not able to determine the range of any additional royalties or, if and when assessed, whether such amounts would be material.

Notices of Proposed Civil Penalty Assessment.  In  January 2021, we executed a Settlement Agreement with the Bureau of Safety and Environmental Enforcement (“BSEE”) which resolved nine pending civil penalties issued by BSEE.  The civil penalties pertained to  Incidents of Noncompliance (“INCs”) issued by BSEE alleging regulatory non-compliance at separate offshore locations on various dates between  July 2012 and  January 2018, with the proposed civil penalty amounts totaling $7.7 million.  Under the Settlement Agreement, W&T will pay a total of $720,000 in three annual installments.  The first installment was paid in March 2021.  In addition, W&T committed to implement a Safety Improvement Plan with various deliverables due over a period ending in 2022.  During the three months ended March 31, 2021, we did not pay any civil penalties to BSEE related to newly issued INCs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future.  These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, estimates, expected future developments and other factors we believe are appropriate in the circumstances.  Known material risks that may affect our financial condition and results of operations are discussed in Item 1A, Risk Factors, and market risks are discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, Part II, Item 1A, Risk Factors, and may be discussed or updated from time to time in subsequent reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We assume no obligation, nor do we intend to update these forward-looking statements.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “W&T,” “we,” “us,” “our” and the “Company” refer to W&T Offshore, Inc. and its consolidated subsidiaries.

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico.  As of March 2021, we hold working interests in 42 offshore fields in federal and state waters (40 producing and 2 fields capable of producing, with 34 fields in federal waters and 8 in state waters).  We currently have under lease approximately 709,000 gross acres (503,000 net acres) spanning across the outer continental shelf ("OCS") off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 500,000 gross acres on the conventional shelf and approximately 209,000 gross acres in the deepwater.  A majority of our daily production is derived from wells we operate.  Our interest in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiary, W & T Energy VI, LLC, a Delaware limited liability company and through our proportionately consolidated interest in Monza, as described in more detail in Financial Statements and Supplementary Data – Note 4 – Joint Venture Drilling Program under Part I, Item 1 in this Form 10-Q.

Recent Events

Reduced economic activity related to the ongoing COVID-19 pandemic has caused changes in energy demand and supply over the past year and will continue to affect these patterns in the future. As COVID-19 vaccines have been more widely distributed, global economic activity is improving and commodity prices are currently at pre-pandemic levels. However, the energy markets remain subject to heightened levels of uncertainty as responses to COVID-19 and COVID-19 variants continue to evolve. We will continue to monitor the effects of the pandemic on the energy markets in the future.

Under the Consolidated Appropriations Act, 2021 passed by the United States Congress and signed by the President on December 27, 2020, provisions of the CARES Act were extended and modified making the Company eligible for a refundable employee retention credit subject to meeting certain criteria.  See Financial Statements – Note 1 – Basis of Presentation under Part 1, Item 1, and Liquidity and Capital Resources in this Item 2 of this Form 10-Q for additional information.

During the first quarter of 2021, we completed the consolidation of our two gas processing plants in Alabama.  We estimate future cost savings of approximately $5 million per year related to the plant consolidation efforts.

Oil and Natural Gas Production and Commodity Pricing

Our financial condition, cash flow and results of operations are significantly affected by the volume of our crude oil, NGLs and natural gas production and the prices that we receive for such production.  Our production volumes for the  three months ended March 31, 2021were comprised of 38.6% crude oil and condensate, 11.0% NGLs and 50.4% natural gas, determined on a barrel of oil equivalent (“Boe”) using the energy equivalency ratio of six thousand cubic feet (“Mcf”) of natural gas to one barrel of crude oil, condensate or NGLs.  The conversion ratio does not assume price equivalency, and the price per one Boe for crude oil, NGLs and natural gas has differed significantly in the past.  For the three months ended March 31, 2021, revenues from the sale of crude oil and NGLs made up 69.6% of our total revenues compared to 73.4% for the three months ended March 31, 2020.  For the three months ended March 31, 2021, our combined total production expressed in equivalent volumes on a daily basis was 25.9% lower than for the three months ended March 31, 2020, due to shut-ins of various properties related to well economics, the freeze in February 2021 primarily affecting the Mobile Bay area, and ongoing hurricane repairs; reservoir management of fields; and natural production declines.  For the three months ended March 31, 2021, our total revenues were 1.2% higher than the three months ended March 31, 2020 due to higher realized prices for crude oil, NGLs and natural gas and partially offset by lower volumes.  See Results of Operations – Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020 in this Item 2 for additional information.

Our operating results are strongly influenced by the price of the commodities that we produce and sell.  The price of those commodities is affected by both domestic and international factors, including domestic production.  During the three months ended March 31, 2021, our average realized crude oil price was $56.73 per barrel.  This is an increase of 22.4% from our average realized crude oil price of $46.33 per barrel during the three months ended March 31, 2020.  Per the Energy Information Administration ("EIA"), crude oil prices using average WTI daily spot pricing increased to $58.09 per barrel during the three months ended March 31, 2021 compared to $45.34 per barrel during the three months ended March 31, 2020 representing an increase of 28.1%.  Crude oil prices have recovered to pre-pandemic levels from their April 2020 lows caused by the ongoing COVID-19 pandemic as the vaccine has been more widely distributed and economic activity has increased.

Our average realized crude oil sales price differs from the WTI benchmark average crude price primarily due to premiums or discounts, crude oil quality adjustments, volume weighting (collectively referred to as differentials) and other factors.  Crude oil quality adjustments can vary significantly by field.  All of our crude oil is produced offshore in the Gulf of Mexico and is characterized as Poseidon, Light Louisiana Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”) and others.  WTI is frequently used to value domestically produced crude oil, and the majority of our crude oil production is priced using the spot price for WTI as a base price, then adjusted for the type and quality of crude oil and other factors.  Similar to crude oil prices, the differentials for our offshore crude oil have also experienced volatility in the past.  The monthly average differentials of Poseidon, LLS and HLS to WTI for the three months ended March 31, 2021 averaged ($0.01), $2.02, and $1.65 per barrel, respectively, and each differential has decreased in the range of $0.10 to $2.00 per barrel compared to the three months ended March 31, 2020.

Our average realized price of natural gas of $3.35 per Mcf for the three months ended March 31, 2021 was 75.4% higher than the average realized price of $1.91 per Mcf for the three months ended March 31, 2020.  The average Henry Hub ("HH") daily natural gas spot price of $3.50 per Mcf for the three months ended March 31, 2021 was 84.6% higher than the average HH natural gas price of $1.90 per Mcf for the three months ended March 31, 2020. Per the EIA, this increase was due to increased demand from the U.S. power sector caused by much colder-than-normal temperatures across the country during February 2021. Price effects in February 2021 were amplified because the rise in demand occurred amid a drop in natural gas production due to well freeze-offs.

Our average realized price of NGLs of $ 23.88 per barrel for the  three months ended March 31, 2021 was  83.2% higher than the average realized price of $13.03 per barrel for the three months ended March 31, 2020.  Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel.  For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, average prices for domestic ethane increased by 72% and average domestic propane prices increased by 141% as measured using a price index for Mount Belvieu.  The average prices for other domestic NGLs components increased from 43% to 65% for the three months ended March 31, 2021 compared to the same period in 2020.  We believe the change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.  Per the EIA, propane prices increased as a result of increased demand during the colder weather in February 2021.

According to Baker Hughes, the number of working rigs drilling for oil and natural gas on land in the U.S. as reported in their April 16, 2021 report was lower than a year ago, decreasing to 439 rigs compared to 529 rigs a year ago.  The oil rig count decreased to 344 rigs compared to 438 rigs a year ago and the gas and miscellaneous rigs increased slightly to 95 rigs from 91 a year ago.  In the Gulf of Mexico, the number of working rigs was 12 rigs (all oil) compared to 17 (all oil) a year ago.

Results of Operations

The following tables set forth selected financial and operating data for the periods indicated (all values are net to our interest unless indicated otherwise):

	Three Months Ended March 31,
	2021	2020	Change	%
	(In thousands, except percentages and per share data)
Financial:
Revenues:
Oil	$78,140	$84,650	$(6,510)	(7.7)%
NGLs	9,359	6,452	2,907	45.1%
Natural gas	36,209	29,300	6,909	23.6%
Other	1,939	3,726	(1,787)	(48.0)%
Total revenues	125,647	124,128	1,519	1.2%
Operating costs and expenses:
Lease operating expenses	42,357	54,775	(12,418)	(22.7)%
Production taxes	1,996	916	1,080	117.9%
Gathering and transportation	4,319	5,449	(1,130)	(20.7)%
Depreciation, depletion, amortization and accretion	26,637	39,126	(12,489)	(31.9)%
General and administrative expenses	10,712	13,963	(3,251)	(23.3)%
Derivative loss (gain)	24,578	(61,912)	86,490	NM
Total costs and expenses	110,599	52,317	58,282	111.4%
Operating income	15,048	71,811	(56,763)	NM
Interest expense, net	15,034	17,110	(2,076)	(12.1)%
Gain on debt transactions	—	(18,501)	18,501	NM
Other expense, net	963	723	240	33.2%
(Loss) income before income tax (benefit) expense	(949)	72,479	(73,428)	(101.3)%
Income tax (benefit) expense	(203)	6,499	(6,702)	NM
Net (loss) income	$(746)	$65,980	$(66,726)	NM
Basic and diluted (loss) earnings per common share	$(0.01)	$0.46	$(0.47)	NM

NM – not meaningful

	Three Months Ended March 31,
	2021	2020	Change	%
Operating: (1) (2)
Net sales:
Oil (MBbls)	1,377	1,827	(450)	(24.6)%
NGLs (MBbls)	392	495	(103)	(20.8)%
Natural gas (MMcf)	10,799	15,307	(4,508)	(29.5)%
Total oil equivalent (MBoe)	3,569	4,873	(1,304)	(26.8)%

Average daily equivalent sales (Boe/day)	39,657	53,553	(13,896)	(25.9)%
Average realized sales prices:
Oil ($/Bbl)	$56.73	$46.33	$10.40	22.4%
NGLs ($/Bbl)	23.88	13.03	10.85	83.3%
Natural gas ($/Mcf)	3.35	1.91	1.44	75.4%
Oil equivalent ($/Boe)	34.66	24.71	9.95	40.3%
Oil equivalent ($/Boe), including realized commodity derivatives)	32.35	26.63	5.71	21.4%

Average per Boe ($/Boe):
Lease operating expenses	$11.87	$11.24	$0.63	5.6%
Gathering and transportation	1.21	1.12	0.09	8.0%
Production costs	13.08	12.36	0.72	5.8%
Production taxes	0.56	0.19	0.37	194.7%
DD&A	7.46	8.03	(0.57)	(7.1)%
G&A expenses	3.00	2.87	0.13	4.5%
Operating costs	$24.10	$23.45	$0.65	2.8%

(1)	The conversion to barrels of oil equivalent and cubic feet equivalent were determined using the energy equivalency ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs (totals may not compute due to rounding). The conversion ratio does not assume price equivalency, and the price on an equivalent basis for oil, NGLs and natural gas may differ significantly.

(2)	Some average figures and variance percentages in this table may not compute due to rounding.

Volume measurements not previously defined:
MBbls — thousand barrels for crude oil, condensate or NGLs	Mcf — thousand cubic feet
MBoe — thousand barrels of oil equivalent	MMcf — million cubic feet

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Due to the volatility in crude oil prices and to a lesser extent, volatility in prices for natural gas and NGL, the results of the three months ended March 31, 2021 may not be indicative of future periods.  See “Liquidity and Capital Resources – Liquidity Overview” below for additional information.

Revenues.  Total revenues increased $1.5 million, or 1.2%, to $125.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.  Oil revenues decreased $6.5 million, or 7.7%, NGLs revenues increased $2.9 million, or 45.1%, natural gas revenues increased $6.9 million, or 23.6%, and other revenues decreased $1.8 million.  The decrease in oil revenues was attributable to a decrease in sales volumes of 24.6%, partially offset by 22.4% increase in the average realized sales price to $56.73 per barrel for the three months ended March 31, 2021 from $46.33 per barrel for the three months ended March 31, 2020  The increase in NGLs revenues was attributable to a 83.3% increase in the average realized sales price to $23.88 per barrel for the three months ended March 31, 2021 from $13.03 per barrel for the three months ended March 31, 2020, partially offset by a 20.8% decrease in sales volumes.  The increase in natural gas revenues was attributable to a 75.4% increase in the average realized price to $3.35 per Mcf for the three months ended March 31, 2021 from $1.91 per Mcf for the three months ended March 31, 2020, partially offset by a decrease in sales volumes of 29.5%. Overall, sales volumes decreased 25.9% on a Boe/day basis due to shut-ins of various properties related to well economics, the freeze in February 2021 primarily affecting the Mobile Bay area, and ongoing hurricane repairs; reservoir management of fields; and natural production declines.  Our estimate of deferred production for the three months ended March 31, 2021 was approximately 5,200 Boe per day as compared to 3,600 Boe per day for the three months ended March 31, 2020 due primarily to the shut-ins at various properties.

Revenues from oil and NGLs as a percent of our total revenues were 69.6% for the three months ended March 31, 2021 compared to 73.4% for the three months ended March 31, 2020.  Our average realized NGLs sales price as a percent of our average realized crude oil sales price increased to 42.1% for the three months ended March 31, 2021 compared to 28.1% for the three months ended March 31, 2020.

Lease operating expenses.  Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, decreased $12.4 million, or 22.7%, to $42.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  On a component basis, base lease operating expenses decreased $13.1 million, workover expenses decreased $1.0 million, facilities maintenance expense decreased $0.9 million, and hurricane repairs increased $2.6 million.  Base lease operating expenses decreased primarily due to reduced expenses of $4.8 million at Mobile Bay and Fairway from successful cost cutting efforts; $4.3 million of reduced expenses related to fields that were no longer producing during the three months ended March 31, 2021 as compared to the same period in 2020; $1.8 million of reduced contract labor and transportation costs and contract processing costs; $0.7 million of reduced insurance expenses; other cost reduction measures at various fields of $0.2 million; and credits to expense due to royalty adjustments of $1.3 million. The decreases in workover expenses and facilities maintenance expense were due to fewer projects undertaken.  Lastly, we incurred $2.6 million in expenses related to hurricane repairs at various fields during the three months ended March 31, 2021 that we did not incur during the prior year period.

Production taxes.  Production taxes increased $1.1 million to $2.0 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the increase in realized natural gas prices, partially offset by decreased natural gas production volumes.

Gathering and transportation.  Gathering and transportation expenses decreased $1.1 million to $4.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to decreased natural gas production volumes.

Depreciation, depletion, amortization and accretion (“DD&A”).  DD&A, which includes accretion for ARO, decreased to $7.46 per Boe for the three months ended March 31, 2021 from $8.03 per Boe for the three months ended March 31, 2020.  On a nominal basis, DD&A decreased 31.9% to $26.6 million for the three months ended March 31, 2021 from $39.1 million for the three months ended March 31, 2020.  The decline in the DD&A rate per Boe was driven by the decline in depreciable base as a result of reduced capital spending over the past year compared to the relatively small change in proved reserves over the same period.

General and administrative expenses (“G&A”).  G&A was $10.7 million for the three months ended March 31, 2021, decreasing 23.3% from $14.0 million for the three months ended March 31, 2020.  The decrease was primarily due to lower incentive compensation expenses and payroll expenses of $2.4 million, the $2.1 million employee retention credit, and decreases of $1.0 million in other miscellaneous G&A expense items; partially offset by decreased overhead allocations to partners (credits to expense) of $1.0 million, an increase in legal costs of $0.8 million, and an increase in surety bond costs of $0.4 million associated with the additional working interest acquired at Mobile Bay in the fourth quarter of 2020. See Financial Statements – Note 1 – Basis of Presentation under Part 1, Item 1, and Liquidity and Capital Resources in this Item 2 of this Form 10-Q for additional information on the employee retention credit.  G&A on a per Boe basis was $3.00 per Boe for the three months ended March 31, 2021 compared to $2.87 per Boe for the three months ended March 31, 2020.

Derivative loss (gain).  The three months ended March 31, 2021 includes a $24.6 million derivative loss primarily due to increased crude oil prices during March 2021 compared to oil prices during December 2020, which decreased the estimated fair value of open crude oil contracts between the two measurement dates.    The three months ended March 31, 2020 includes a $61.9 million derivative gain, primarily due to decreased crude oil prices during March 2020 as compared to oil prices during December 2019, which increased the estimated fair value of open crude oil contracts between the two measurement dates.

Interest expense, net.  Interest expense, net, was $15.0 million and $17.1 million for the three months ended March 31, 2021 and 2020, respectively.  The decrease in 2021 is primarily due to lower principal balances of the Senior Second Lien Notes and reductions to outstanding borrowings under the Credit Agreement, partially offset by lower interest income.

Income tax (benefit) expense.  Our income tax (benefit) expense was $(0.2) million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively.  For the three months ended March 31, 2021, our income tax benefit differed from the statutory Federal tax rate primarily by the impact of state income taxes. For the three months ended March 31, 2020, our effective tax rate primarily differed from the statutory Federal tax rate for adjustments recorded related to the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020.  The CARES Act modified certain income tax statutes, including changes related to the business interest expense limitation under Code Section 163(j).  Our effective tax rate was 21.4% for the three months ended March 31, 2021 and 9.0% for the three months ended March 31, 2020.

As of March 31, 2021, the valuation allowance on our deferred tax assets was $22.0 million.  We continually evaluate the need to maintain a valuation allowance on our deferred tax assets.  Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs.  See Financial Statements – Note 8 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

Liquidity and Capital Resources

Liquidity Overview

Our primary liquidity needs are to fund capital and operating expenditures and strategic acquisitions to allow us to replace our oil and natural gas reserves, repay and service outstanding borrowings, operate our properties and satisfy our ARO obligations.  We have funded such activities in the past with cash on hand, net cash provided by operating activities, sales of property, securities offerings and bank borrowings and expect to continue to do so in the future.  As of March 31, 2021, we had $53.4 million cash on hand, availability of $137.6 million under the Credit Agreement and no maturities of long-term debt until October 2022.  We currently expect our cash on hand, net cash provided by operating activities and our available sources of liquidity to be sufficient to meet our cash requirements over the next 12 months.  In the event of long-term market deterioration, the Company may need additional liquidity, which would require us to evaluate alternatives and take appropriate actions.  The Company’s next borrowing base redetermination is scheduled for spring 2021.

Given the relative strength in the debt markets due to higher oil and natural gas prices, we are looking into alternative financing options that have the possibility of providing longer tenors, less restrictive covenants and more reliable source of capital for acquisitions without semi-annual redeterminations.

Sources and Uses of Cash

Cash Flow and Working Capital.  Net cash provided by operating activities for the three months ended March 31, 2021 and 2020 was $45.0 million and $84.3 million, respectively.  Production volumes decreased by 26.8% measured on a Boe per day basis due to field shut-ins, reservoir management and natural declines, which caused revenues to decrease by $30.8 million.  Oil, Natural gas and NGLs had higher average realized sales prices per Boe.  Our combined average realized sales price per Boe increased by 40.3% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, which caused total revenues to increase $34.1 million.

Other items affecting operating cash flows were higher receivable balances, which decreased operating cash flows by $15.5 million for the three months ended March 31, 2021 compared to a decrease of $29.1 million for the three months ended March 31, 2020; decreased cash advance balances from joint venture partners, which decreased operating cash flows by $1.0 million for the three months ended March 31, 2021 compared to an increase of $13.0 million for the three months ended March 31, 2020; cash derivative payments, net which decreased operating cash flows $4.6 million for the three months ended March 31, 2021 compared to cash derivative receipts, net, which increased operating cash flows $4.4 million for the three months ended March 31, 2020; and a return of collateral related to a bond of $6.9 million which occurred during the three months ended March 31, 2020, with no such return occurring during the three months ended March 31, 2021.  Other working capital items accounted for the remaining changes in net cash provided by operating activities.

Net cash used in investing activities primarily represents our acquisitions of and investments in oil and gas properties and equipment.  Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $3.3 million and $35.6 million, respectively.  Net cash used in investing activities for the three months ended March 31, 2021 included $1.8 million in working capital changes associated with capital expenditures incurred in 2020 but paid during the three months ended March 31, 2021.  During the three months ended March 31, 2020, the purchase of the remaining 25% interest in the Magnolia field was consummated for approximately $2.0 million.

Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $32.0 million and $33.5 million, respectively. The net cash used for the three months ended March 31, 2021 included repayment of $32.0 million of borrowings under the Credit Agreement. The net cash used for the three months ended March 31, 2020 included repayment of $25.0 million of borrowings under the Credit Agreement and $8.5 million to purchase $27.5 million principal of Senior Second Lien Notes on the open market.

Derivative Financial Instruments.  From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas.  During the three months ended March 31, 2021, we entered into derivative contracts for crude oil and natural gas for a portion of our future production.  See Financial Statements – Note 6 – Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.  The following table summarizes the historical results of our hedging activities:

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Crude Oil ($/Bbl):
Average realized sale price, before the effects of derivative settlements	$56.73	$42.84	$46.33
Effects of realized commodity derivatives	(5.58)	1.39	5.26
Average realized sales price, including realized commodity derivative	$51.15	$44.23	$51.59
Natural Gas ($/Mcf)
Average realized sale price, before the effects of derivative settlements	$3.35	$2.63	$1.91
Effects of realized commodity derivatives	(0.05)	(0.17)	(0.01)
Average realized sales price, including realized commodity derivative	$3.30	$2.46	$1.90

Asset Retirement Obligations.  Each quarter, we review and revise our ARO estimates.  Our ARO estimates as of March 31, 2021 and December 31, 2020 were $398.9 million and $392.7 million, respectively.  As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates.  See Risk Factors, under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Income Taxes.  We do not expect to make any significant income tax payments during 2021, and we did not have any outstanding current income taxes receivable as of March 31, 2021.  See Financial Statements – Note 8 –Income Taxes under Part I, Item 1 of this Form 10-Q for additional information.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, available liquidity and the results of our exploration and development activities.

Our capital expenditures for the three months ended March 31, 2021 were $1.6 million compared to $11.5 million in the three months ended March 31, 2020.  Overall capital expenditures decreased by $10.0 million in the current quarter compared to the prior year quarter, largely due to a slowdown in exploration and development spending in the current year.  Our exploration and development spending decreased $8.8 million compared to prior year, primarily in the conventional shelf area due to the fact that our current year capital budget is weighted toward the second half of 2021.  Other leasehold costs decreased $1.5 million during the three months ended March 31, 2021, compared to the prior year which included Magnolia and Mobile Bay acquisition costs, and seismic costs increased $0.4 million period over period. Excluding acquisitions and plugging and abandonment expenditures, we are currently estimating capital expenditures to range from $30 million to $60 million for 2021 and ARO spending to range from $17 million to $21 million.

The capital expenditures are included within Oil and natural gas properties and other, net on the Condensed Consolidated Balance Sheets and recorded on an incurred basis.  The capital expenditures reported within the Investing section of the Condensed Consolidated Statements of Cash Flows include adjustments to report cash payments related to capital expenditures.  Net cash used in investing activities for the three months ended March 31, 2021 included $1.8 million in working capital changes associated with capital expenditures incurred in 2020 but paid during the three months ended March 31, 2021.  Our capital expenditures for the three months ended March 31, 2021 were financed by cash flow from operations and cash on hand.

 Drilling Activity

We did not drill any wells in the three months ended March 31, 2021. During the three months ended March 31, 2020, we drilled the East Cameron 349 B-1 well (Cota) to target depth.  We expect initial production to commence in the fourth quarter of 2021, subject to completion of certain infrastructure and the level of commodity prices.  The Cota well is in the Monza Joint Venture Drilling Program.  See Financial Statements – Note 4 –Joint Venture Drilling Program under Part I, Item 1 of this Form 10-Q for additional information.

Debt

Credit Agreement.  As of March 31, 2021, borrowings outstanding under the Credit Agreement were $48.0 million and letters of credit issued under the Credit Agreement were $4.4 million.  During the three months ended March 31, 2021, we repaid $32.0 million of borrowings.  Availability under our Credit Agreement as of March 31, 2021 was $137.6 million.  The Credit Agreement matures on October 18, 2022.

Availability under our Credit Agreement is subject to semi-annual redeterminations of our borrowing base, which was lowered from $215.0 million to $190.0 million following redetermination on January 6, 2021.  The next redetermination is scheduled to occur in the spring of 2021.  Generally, we must be in compliance with the covenants in our Credit Agreement in order to access borrowings under the Credit Agreement.

We currently have six lenders under our Credit Agreement.  While we do not anticipate any difficulties in obtaining funding from any of these lenders as of the date of the filing of this Quarterly Report, any difficulties in obtaining funding from any of these lenders at this time, and any lack of or delay in funding by members of our banking group could negatively impact our liquidity position.  See Financial Statements – Note 2 –Long-Term Debt under Part I, Item 1 of this Form 10-Q for additional information.

Senior Second Lien Notes.  As of March 31, 2021, we had outstanding $552.5 million principal of Senior Second Lien Notes with an interest rate of 9.75% per annum that mature on November 1, 2023.  The Senior Second Lien Notes are secured by a second-priority lien on all of our assets that are secured under the Credit Agreement.  See Financial Statements – Note 2 – Long-Term Debt under Part I, Item 1 of this Form 10-Q for additional information.

Debt Covenants.  The Credit Agreement and Senior Second Lien Notes contain financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the respective Credit Agreement and the indenture related to the Senior Second Lien Notes.  We were in compliance with all applicable covenants of the Credit Agreement and the Senior Second Lien Notes indenture as of and for the period ended March 31, 2021.  See Financial Statements – Note 2 – Long-Term Debt under Part I, Item 1 of this Form 10-Q for additional information.

Paycheck Protection Program.  On April 15, 2020, the Company received $8.4 million under the PPP.  During the eligible period, the Company incurred eligible expenses in excess of the amount received.  The PPP funds are structured as a loan, but management of the Company believes the Company has met all the requirements for forgiveness of the total loan under the PPP.  The Company submitted an application to the U.S. Small Business Administration ("SBA") on August 20, 2020, requesting that the PPP funds received be applied to specific covered and non-covered payroll costs. As of the date of this filing, we have not received a response from the SBA regarding the SBA's acceptance of our application. Management believes the Company has met all of the requirements under the PPP and will not be required to repay any portion of the funds received.  Accordingly, no debt was recorded on the Consolidated Balance Sheet as of December 31, 2020.  Should the SBA reject the Company's application of the PPP funds being applied to specific covered payroll and non-payroll costs, the Company may be required to repay all or a portion of the funds received under the PPP under an amortization schedule through April 2022 with an annual interest rate of 1%.

Employee Retention Credit.  Under the Consolidated Appropriations Act, 2021 passed by the United States Congress and signed by the President on December 27, 2020, provisions of the CARES Act were extended and modified making the Company eligible for a refundable employee retention credit subject to meeting certain criteria.  The Company recognized a $2.1 million employee retention credit during the three months ended March 31, 2021 which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations.

Uncertainties

Bureau of Ocean Energy Management (“BOEM”) Matters.  In order to cover the various decommissioning obligations of lessees on the OCS, the BOEM generally requires that lessees post some form of acceptable financial assurance that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases.   As many BOEM regulations are being reviewed by the agency, we may be subject to additional financial assurance requirements in the future.  As of the filing date of this Form 10-Q, we are in compliance with our financial assurance obligations to the BOEM and have no outstanding BOEM orders related to financial assurance obligations.  We and other offshore Gulf of Mexico producers may, in the ordinary course of business, receive requests or demands in the future for financial assurances from the BOEM.

Surety Bond Collateral.  Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes have historically requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and materially impact our liquidity.  In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion.  No additional demands were made to us by sureties during 2021 as of the filing date of this Form 10-Q and we currently do not have surety bond collateral outstanding.

The issuance of any additional surety bonds or other security to satisfy future BOEM orders, collateral requests from surety bond providers, and collateral requests from other third parties may require the posting of cash collateral, which may be significant, and may require the creation of escrow accounts.

Insurance Coverage

Insurance Coverage.  We currently carry multiple layers of insurance coverage in our Energy Package (defined as certain insurance policies relating to our oil and gas properties which include named windstorm coverage) covering our operating activities, with higher limits of coverage for higher valued properties and wells.  The current policy limits for well control range from $30.0 million to $500.0 million depending on the risk profile and contractual requirements.  With respect to coverage for named windstorms, we have a $162.5 million aggregate limit covering all of our higher valued properties, and $150 million for all other properties subject to a retention of $30.0 million. Included within the $162.5 million aggregate limit is total loss only coverage on our Mahogany platform, which has no retention.  The operational and named windstorm coverages are effective for one year beginning June 1, 2020.  Coverage for pollution causing a negative environmental impact is provided under the well control and other sections within the policy.

Our general and excess liability policies are effective for one year beginning May 1, 2021 and provide for $300.0 million of coverage for bodily injury and property damage liability, including coverage for liability claims resulting from seepage, pollution or contamination.  With respect to the Oil Spill Financial Responsibility requirement under the Oil Pollution Act of 1990, we are required to evidence $35.0 million of financial responsibility to the BSEE and we have insurance coverage of such amount.

Although we were able to renew our general and excess liability policies effective on May 1, 2021, and we have bound our Energy Package for the year commencing June 1, 2021, our insurers may not continue to offer this type and level of coverage to us in the future, or our costs may increase substantially as a result of increased premiums and there could be an increased risk of uninsured losses that may have been previously insured, all of which could have a material adverse effect on our financial condition and results of operations.  We are also exposed to the possibility that in the future we will be unable to buy insurance at any price or that if we do have claims, the insurers will not pay our claims.  We do not carry business interruption insurance.

Contractual Obligations

Updated information on certain contractual obligations is provided in Financial Statements – Note 2 – Long-Term Debt, and Note 5 – Asset Retirement Obligations under Part I, Item 1 of this Form 10-Q.  As of March 31, 2021, there were no drilling rig commitments.  Except for scheduled utilization, other contractual obligations as of March 31, 2021 did not change materially from the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

Our significant accounting policies are summarized in Financial Statements and Supplementary Data under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. See Financial Statements – Note 1 – Basis of Presentation under Part 1, Item 1 of this Form 10-Q for additional information.

Recent Accounting Pronouncements

See Financial Statements – Note 1 – Basis of Presentation under Part 1, Item 1, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the types of market risks for the three months ended March 31, 2021 did not change materially from the disclosures in Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.  In addition, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2020.

Commodity Price Risk.  Our revenues, profitability and future rate of growth substantially depend upon market prices of crude oil, NGLs and natural gas, which fluctuate widely.  Crude oil, NGLs and natural gas price declines in the past have adversely affected our revenues, net cash provided by operating activities and profitability in the past and sustained current prices would have significant impacts on our business in the future.  During the three months ended March 31, 2021, we entered into derivative crude oil and natural gas contracts related to a portion of our estimated future production.  We historically have not designated our commodity derivatives as hedging instruments and any future derivative commodity contracts are not expected to be designated as hedging instruments.  Use of these contracts may reduce the effects of volatile crude oil and natural gas prices, but they also may limit future income from favorable price movements. See Financial Statements – Note 6 – Derivative Financial Instruments under Part I, Item 1 of this Form 10-Q for additional information.

Interest Rate Risk.  As of March 31, 2021, we had $48.0 million borrowings outstanding under our Credit Agreement and were subject to the variable London Interbank Offered Rate and the Applicable Margin.  We did not have any derivative instruments related to interest rates.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have each concluded that as of March 31, 2021, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Financial Statements – Note 10 – Contingencies under Part I Item 1 of this Form 10-Q for information on various legal proceedings to which we are a party or our properties are subject.

Item 1A. Risk Factors

Investors should carefully consider the risk factors included under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, together with all of the other information included in this document, in our Annual Report on Form 10-K and in our other public filings, press releases and discussions with our management.

The potential effects of crude oil prices are discussed under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 and also discussed in the Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Overview section of this Form 10-Q.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1	Waiver, Consent to Second Amendment to Intercreditor Agreement and Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated January 6, 2021, by and among W&T Offshore, Inc., Toronto Dominion (Texas) LLC, as agent and the various agents and lenders party thereto (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 12, 2021 (File No. 001-32414)).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2021.

W&T OFFSHORE, INC.

By:	/s/ Janet Yang
Janet Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant