Form 10-Q
period 2022-03-31
W&T OFFSHORE INC
filed 2022-05-04
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022 there were 143,012,124 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$215,475	$245,799
Restricted cash	4,417	4,417
Receivables:
Oil and natural gas sales	92,693	54,919
Joint interest, net	14,221	9,745
Total receivables	106,914	64,664
Prepaid expenses and other assets (Note 1)	103,061	43,379
Total current assets	429,867	358,259

Oil and natural gas properties and other, net (Note 1)	731,692	665,252

Restricted deposits for asset retirement obligations	21,958	16,019
Deferred income taxes	103,238	102,505
Other assets (Note 1)	63,392	51,172
Total assets	$1,350,147	$1,193,207
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$69,195	$67,409
Undistributed oil and natural gas proceeds	33,575	36,243
Advances from joint interest partners	6,521	15,072
Asset retirement obligations	67,274	56,419
Accrued liabilities (Note 1)	209,845	106,140
Current portion of long-term debt	39,881	42,960
Income tax payable	177	133
Total current liabilities	426,468	324,376

Long-term debt, net (Note 2)	680,436	687,938
Asset retirement obligations, less current portion	407,682	368,076
Other liabilities (Note 1)	80,338	55,389
Deferred income taxes	113	113
Commitments and contingencies (Note 12)	4,495	4,495
Shareholders’ deficit:
Preferred stock, $0.00001 par value; 20,000 shares authorized; none issued at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 145,881 issued and 143,012 outstanding at March 31, 2022; 145,732 issued and 142,863 outstanding at December 31, 2021	1	1
Additional paid-in capital	553,175	552,923
Retained deficit	(778,394)	(775,937)
Treasury stock, at cost; 2,869 shares at March 31, 2022 and December 31, 2021	(24,167)	(24,167)
Total shareholders’ deficit	(249,385)	(247,180)
Total liabilities and shareholders’ deficit	$1,350,147	$1,193,207

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Oil	$122,702	$78,140
NGLs	13,820	9,359
Natural gas	51,366	36,209
Other	3,116	1,939
Total revenues	191,004	125,647
Operating expenses:
Lease operating expenses	43,411	42,357
Gathering, transportation and production taxes	5,267	6,315
Depreciation, depletion, and amortization	24,675	20,769
Asset retirement obligations accretion	6,236	5,868
General and administrative expenses	13,776	10,712
Total operating expenses	93,365	86,021
Operating income	97,639	39,626

Interest expense, net	19,883	15,034
Derivative loss	79,997	24,578
Other expense, net	905	963
Loss before income taxes	(3,146)	(949)
Income tax benefit	(689)	(203)
Net loss	$(2,457)	$(746)

Net loss per common share:
Basic	$(0.02)	$(0.01)
Diluted	(0.02)	(0.01)

Weighted average common shares outstanding
Basic	142,942	142,151
Diluted	142,942	142,151

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2021	142,863	$1	$552,923	$(775,937)	2,869	$(24,167)	$(247,180)
Share-based compensation	—	—	520	—	—	—	520
Stock Issued	149	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(268)	—	—	—	(268)
Net loss	—	—	—	(2,457)	—	—	(2,457)
Balances at March 31, 2022	143,012	$1	$553,175	$(778,394)	2,869	$(24,167)	$(249,385)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2020	142,305	$1	$550,339	$(734,459)	2,869	$(24,167)	$(208,286)
Share-based compensation	—		454	—	—	—	454
Net loss	—	—	—	(746)	—	—	(746)
Balances at March 31, 2021	142,305	$1	$550,793	$(735,205)	2,869	$(24,167)	$(208,578)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(2,457)	$(746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	30,911	26,637
Amortization of debt items and other items	2,594	2,019
Share-based compensation	520	454
Derivative loss	79,997	24,578
Derivative cash payments, net	(30,515)	(4,604)
Deferred income taxes	(733)	(203)
Changes in operating assets and liabilities:
Oil and natural gas receivables	(37,774)	(11,101)
Joint interest receivables	(4,476)	(4,394)
Prepaid expenses and other assets	(12,183)	(7,575)
Income tax	44	—
Asset retirement obligation settlements	(5,492)	(962)
Cash advances from JV partners	(8,550)	(1,023)
Accounts payable, accrued liabilities and other	15,651	21,884
Net cash provided by operating activities	27,537	44,964
Investing activities:
Investment in oil and natural gas properties and equipment	(17,439)	(1,575)
Changes in operating assets and liabilities associated with investing activities	2,630	(1,758)
Acquisition of property interests	(30,153)	—
Purchases of furniture, fixtures and other	—	2
Net cash used in investing activities	(44,962)	(3,331)
Financing activities:
Repayments on credit facility	—	(32,000)
Repayments on Term Loan	(12,630)	—
Debt issuance costs	(269)	—
Net cash used in financing activities	(12,899)	(32,000)
(Decrease) increase in cash and cash equivalents	(30,324)	9,633
Cash and cash equivalents and restricted cash, beginning of period	250,216	43,726
Cash and cash equivalents and restricted cash, end of period	$219,892	$53,359

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

W&T Offshore, Inc. (with subsidiaries referred to herein as “W&T” or the “Company”) is an independent oil and natural gas producer with substantially all of its operations offshore in the Gulf of Mexico. The Company is active in the exploration, development and acquisition of oil and natural gas properties. Interests in fields, leases, structures and equipment are primarily owned by the Company and its 100% owned subsidiaries, W & T Energy VI, LLC, Aquasition LLC (“A-I, LLC”), and Aquasition II, LLC (“A-II LLC), and through a proportionately consolidated interest in Monza Energy LLC (“Monza”), as described in more detail in Note 6 – Joint Venture Drilling Program.

Basis of Presentation

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2021 Annual Report on Form 10-K (the “2021 Annual Report”).

Reclassification – For presentation purposes, as of March 31, 2021, Derivative loss has been reclassified from “Operating income” on the Condensed Consolidated Statement of Operations in order to conform to the current period presentation. Such reclassification had no effect on our results of operations, financial position or cash flows.

For presentation purposes, as of March 31, 2021, Gathering and transportation and Production taxes have been combined into one line item within “Operating income” on the Condensed Consolidated Statement of Operations in order to conform to the current period presentation. Such reclassification had no effect on our results of operations, financial position or cash flows.

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

Summary of Significant Accounting Policies

Revenue and Accounts Receivable – Revenue from the sale of crude oil, natural gas liquids (“NGLs”) and natural gas is recognized when performance obligations under the terms of the respective contracts are satisfied; this generally occurs with the delivery of crude oil, NGLs and natural gas to the customer. Revenue is concentrated with certain major oil and gas companies. There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2022.

The Company also has receivables related to joint interest arrangements primarily with mid-size oil and gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies. A loss methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected. The loss methodology uses historical data, current market conditions and forecasts of future economic conditions. Our maximum exposure at any time would be the receivable balance. Joint interest receivables on the Condensed Consolidated Balance Sheet are presented net of allowance for credit losses of $10.9 million and $10.0 million as of March 31, 2022 and December 31, 2021, respectively.

Employee Retention Credit – Under the Consolidated Appropriations Act of 2021 passed by the United States Congress and signed by the President on December 27, 2020, the Company recognized a $2.1 million employee retention credit during the three months ended March 31, 2021 which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations. No such credit has been recognized during the three months ended March 31, 2022.

Prepaid Expenses and Other Assets – The amounts recorded are expected to be realized within one year and the major categories are presented in the following table (in thousands):

	March 31, 2022	December 31, 2021
Derivatives(1) (Note 8)	$77,658	$21,086
Unamortized insurance/bond premiums	7,291	5,400
Prepaid deposits related to royalties	9,189	8,441
Prepayment to vendors	4,461	4,522
Prepayments to joint interest partners	2,653	2,808
Debt issue costs	1,763	1,065
Other	46	57
Prepaid expenses and other assets	$103,061	$43,379

(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net – Oil and natural gas properties and equipment are recorded at cost using the full cost method. There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	March 31, 2022	December 31, 2021
Oil and natural gas properties and equipment	$8,727,521	$8,636,408
Furniture, fixtures and other	20,845	20,844
Total property and equipment	8,748,366	8,657,252
Less: Accumulated depreciation, depletion, amortization and impairment	8,016,674	7,992,000
Oil and natural gas properties and other, net	$731,692	$665,252

Other Assets (long-term) – The major categories are presented in the following table (in thousands):

	March 31, 2022	December 31, 2021
Right-of-Use assets	$10,604	$10,602
Investment in White Cap, LLC	2,740	2,533
Proportional consolidation of Monza (Note 6)	(531)	2,511
Derivatives (1) (Note 8)	49,550	34,435
Other	1,029	1,091
Total other assets (long-term)	$63,392	$51,172

(1)	Includes open contracts and prepaid premiums paid for purchased put and call options.

Accrued Liabilities – The major categories are presented in the following table (in thousands):

	March 31, 2022	December 31, 2021
Accrued interest	$25,405	$10,154
Accrued salaries/payroll taxes/benefits	3,997	9,617
Litigation accruals	500	646
Lease liability	1,409	1,115
Derivatives (1) (Note 8)	177,298	81,456
Other	1,236	3,152
Total accrued liabilities	$209,845	$106,140

(1)	Includes closed contracts which have not yet settled.

Other Liabilities (long-term) – The major categories are presented in the following table (in thousands):

	March 31, 2022	December 31, 2021
Dispute related to royalty deductions	$4,937	$5,177
Derivatives (Note 8)	63,318	37,989
Lease liability	10,936	11,227
Other	1,147	996
Total other liabilities (long-term)	$80,338	$55,389

At-the-Market Equity Offering – On March 17, 2022, the Company filed a prospectus supplement related to the issuance and sale of up to $100,000,000 of shares of our common stock under our "at-the-market" equity offering program (the "ATM Program"). The designated sales agents will be entitled to a placement fee of up to 3.0% of the gross sales price per share sold. During the three months ended March 31, 2022, we did not sell any shares in connection with the ATM Program.

NOTE 2 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	March 31,	December 31,
	2022	2021
Term Loan:
Principal	$178,229	$190,859
Unamortized debt issuance costs	(6,108)	(7,545)
Total Term Loan	172,121	183,314

Credit Agreement borrowings:	—	—

Senior Second Lien Notes:
Principal	552,460	552,460
Unamortized debt issuance costs	(4,264)	(4,876)
Total Senior Second Lien Notes	548,196	547,584

Less current portion	(39,881)	(42,960)
Total long-term debt, net	$680,436	$687,938

Current Portion of Long-Term Debt

As of March 31, 2022, the current portion of long-term debt of $39.9 million represented principal payments due within one year on the Term Loan (defined below).

Term Loan (Subsidiary Credit Agreement)

On May 19, 2021, A-I LLC and A-II LLC (collectively, the “Subsidiary Borrowers”), both Delaware limited liability companies and indirect, wholly-owned subsidiaries of W&T Offshore, Inc., entered into a credit agreement (the “Subsidiary Credit Agreement”) providing for a term loan in an aggregate principal amount equal to $215.0 million (the “Term Loan”). The Term Loan requires quarterly amortization payments commencing September 30, 2021. The Term Loan bears interest at a fixed rate of 7% per annum and will mature on May 19, 2028. The Term Loan is non-recourse to the Company and any subsidiaries other than the Subsidiary Borrowers and the subsidiary that owns the equity in the Subsidiary Borrowers, and is secured by the first lien security interests in the equity of the Subsidiary Borrowers and a first lien mortgage security interest and mortgages on certain assets of the Subsidiary Borrowers (the Mobile Bay Properties, defined below).

In exchange for the net cash proceeds received by the Subsidiary Borrowers from the Term Loan, the Company assigned to (a) A-I LLC all of its interests in certain oil and gas leasehold interests and associated wells and units located in State of Alabama waters and U.S. federal waters in the offshore Gulf of Mexico, in the Mobile Bay region (such assets, the “Mobile Bay Properties”) and (b) A-II LLC its interest in certain gathering and processing assets located (i) in State of Alabama waters and U.S. federal waters in the offshore Gulf of Mexico, in the Mobile Bay region and (ii) onshore near Mobile, Alabama, including offshore gathering pipelines, an onshore crude oil treating and sweetening facility, an onshore gathering pipeline, and associated assets (such assets, the “Midstream Assets”). A portion of the proceeds to the Company was used to repay the $48.0 million outstanding balance on its reserve-based lending facility under the Credit Agreement (defined below), with the majority of the proceeds to W&T expected to be used for general corporate purposes, including oil and gas acquisitions, development activities, and other opportunities to grow the Company’s broader asset base. The transactions contemplated by the Subsidiary Credit Agreement, including the assignment of the Mobile Bay Properties to A-I LLC and the assignment of the Midstream Assets to A-II LLC are referred to herein as the “Mobile Bay Transaction”. For information about the Mobile Bay Transaction refer to Note 5 – Mobile Bay Transaction.

Credit Agreement

On November 2, 2021, the Company entered into the Ninth Amendment to the Sixth Amended and Restated Credit Agreement (the “Ninth Amendment”), which establishes a short-term $100.0 million first priority lien secured revolving facility with borrowings limited to a borrowing base of $50.0 million (the “Credit Agreement”) provided by Calculus Lending, LLC (“Calculus”), a company affiliated with, and controlled by W&T’s Chairman and Chief Executive Officer, Tracy W. Krohn, as sole lender under the Credit Agreement. A committee of the independent members of the Board of Directors reviewed and approved the amendments given the Chief Executive Officer’s affiliation with Calculus. As of November 2, 2021, the Company cash collateralized each of the outstanding letters of credit in the aggregate amount of approximately $4.4 million. Alter Domus (US) LLC was appointed to replace Toronto Dominion (Texas) LLC as administrative agent under the Credit Agreement.

On March 8, 2022, the Company entered into the Tenth Amendment to Credit Agreement (the “Tenth Amendment”), which extended the maturity date and Calculus’ commitment to January 3, 2023. The terms of this extension with Calculus were reviewed and approved by the Audit Committee of the Company.

As a result of the Ninth Amendment and Tenth Amendment and related assignments and agreements, the primary terms and covenants associated with the Credit Agreement as of March 31, 2022, are as follows:

•	The revised borrowing base is $50.0 million.
•

The commitment will expire and final maturity of any and all outstanding loans is January 3, 2023. Outstanding borrowings will accrue interest at LIBOR plus 6.0% per annum. The commitment fee for the unused portion of available borrowing amounts will be 3.0% per annum.

•The Company’s ratio of First Lien Debt (as such term is defined in the Credit Agreement) outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX (as such term is defined in the Credit Agreement) for the trailing four quarters must not be greater than 2.50 to 1.00 on the last day of the fiscal quarter ending March 31, 2022 and on the last day of each fiscal quarter thereafter.

•The Company’s ratio of Total Proved PV-10 (as such term is defined in the Credit Agreement) to First Lien Debt as of the last day of any fiscal quarter commencing with the fiscal quarter ending March 31, 2022 must be equal to or greater than 2.00 to 1.00.

•The ratio of the Company and its restricted subsidiaries’ consolidated current assets to Company and its restricted subsidiaries’ consolidated current liabilities (subject in each case to certain exceptions and adjustments as set forth in the Credit Agreement) at the last day of any fiscal quarter must be greater than or equal to 1.00 to 1.00.

●	As of the last day of any fiscal quarter commencing with the fiscal quarter ending March 31, 2022, the Company and its restricted subsidiaries on a consolidated basis must pass a “Stress Test” consisting of an analysis conducted by the lender in good faith and in consultation with the Company based upon the latest engineering report furnished to lender, which analysis is designed to determine whether the future net revenues expected to accrue to the Company’s and its guarantor subsidiaries’ interest (and the interest of certain joint ventures) in the oil and gas properties included in the properties used to determine the latest borrowing base during half of the remaining expected economic lives of such properties are sufficient to satisfy the aggregate first lien indebtedness of the Company and its restricted subsidiaries in accordance with the terms of such indebtedness assuming the revolving credit facility is 100% funded or fully utilized.
●Certain related party transactions are required to meet certain arm’s length criteria; except in each case as specifically permitted or excluded from the covenant under the Credit Agreement.

In connection with the Tenth Amendment, Calculus was paid arrangement and upfront fees of approximately $1.0 million in the aggregate during the three months ended March 31, 2022.

Availability under the Credit Agreement is subject to redetermination of our borrowing base that may be requested at the discretion of either the lender or the Company in accordance with the Credit Agreement. The borrowing base is calculated by the lender based on their evaluation of proved reserves and their own internal criteria. Any redetermination by the lender to change the borrowing base will result in a similar change in the availability under the Credit Agreement. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s and its guarantor subsidiaries’ assets, excluding those assets of the Subsidiary Borrowers, which liens were released in the Mobile Bay Transaction (as described in Note 5 – Mobile Bay Transaction).

As of March 31, 2022, we had no borrowings outstanding under the Credit Agreement. Separately, as of March 31, 2022 and December 31, 2021, the Company had $4.4 million, outstanding in letters of credit which have been cash collateralized.

9.75% Senior Second Lien Notes Due 2023

On October 18, 2018, W&T issued $625.0 million of 9.75% Senior Second Lien Notes due 2023 (the “Senior Second Lien Notes”), which were issued at par with an interest rate of 9.75% per annum and mature on November 1, 2023, and are governed under the terms of the Indenture of the Senior Second Lien Notes (the “Indenture”). The estimated annual effective interest rate on the Senior Second Lien Notes is 10.3%, which includes amortization of debt issuance costs. Interest on the Senior Second Lien Notes is payable in arrears on May 1 and November 1 of each year.

During the year ended December 31, 2020, we acquired $72.5 million in principal of our outstanding Senior Second Lien Notes for $23.9 million and recorded a non-cash gain on purchase of debt of $47.5 million, which included a reduction of $1.1 million related to the write-off of unamortized debt issuance costs. No such transactions were completed during the three months ended March 31, 2022. As a result of these purchases, $552.5 million in principal amount of Senior Second Lien Notes remains issued and outstanding as of March 31, 2022 and December 31, 2021.

The Senior Second Lien Notes are secured by a second-priority lien on all of our assets that are secured under the Credit Agreement, which does not include the Mobile Bay Properties and the related Midstream Assets. The Senior Second Lien Notes contain covenants that limit or prohibit our ability and the ability of certain of our subsidiaries to: (i) make investments; (ii) incur additional indebtedness or issue certain types of preferred stock; (iii) create certain liens; (iv) sell assets; (v) enter into agreements that restrict dividends or other payments from the Company’s subsidiaries to the Company; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company; (vii) engage in transactions with affiliates; (viii) pay dividends or make other distributions on capital stock or subordinated indebtedness; and (ix) create subsidiaries that would not be restricted by the covenants of the Indenture. These covenants are subject to exceptions and qualifications set forth in the Indenture. In addition, most of the above described covenants will terminate if both S&P Global Ratings, a division of S&P Global Inc., and Moody’s Investors Service, Inc. assign the Senior Second Lien Notes an investment grade rating and no default exists with respect to the Senior Second Lien Notes.

Covenants

As of March 31, 2022 and for all prior measurement periods presented, the Company was in compliance with all applicable covenants of the Credit Agreement and the Indenture.

Fair Value Measurements

For information about fair value measurements of long-term debt, refer to Note 3 – Fair Value Measurements.

NOTE 3 — FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company measures the fair value of our open derivative financial instruments by applying the income approach, using models with inputs that are classified within Level 2 of the valuation hierarchy. The inputs used for the fair value measurement of open derivative financial instruments are the exercise price, the expiration date, the settlement date, notional quantities, the implied volatility, the discount curve with spreads and published commodity future prices. Open derivative financial instruments are reported in the Condensed Consolidated Balance Sheets using fair value. See Note 8 – Derivative Financial Instruments, for additional information on derivative financial instruments.

The following table presents the fair value of our open derivative financial instruments (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Derivative instruments - open contracts, current	$73,090	$19,215
Derivative instruments - open contracts, long-term	49,550	34,435

Liabilities:
Derivative instruments - open contracts, current	157,348	73,190
Derivative instruments - open contracts, long-term	63,318	37,989

Debt

The fair value of the Term Loan was measured using a discounted cash flows model and current market rates. The fair value of our Senior Second Lien Notes was measured using quoted prices, although the market is not a highly liquid market. The fair value of our debt was classified as Level 2 within the valuation hierarchy. See Note 2 – Debt for additional information on our debt.

The following table presents the net value and fair value of our long-term debt (in thousands):

	March 31, 2022		December 31, 2021
	Net Value	Fair Value	Net Value	Fair Value
Liabilities:
Term Loan	$172,121	$173,210	$183,314	$190,579
Senior Second Lien Notes	548,196	551,162	547,584	527,715
Total	720,317	724,372	730,898	718,294

NOTE 4 — ACQUISITIONS

On January 5, 2022, the Company entered into a purchase and sale agreement with ANKOR E&P Holdings Corporation and KOA Energy LP (“ANKOR”) to acquire their interests in and operatorship of certain oil and natural gas producing properties in federal shallow waters in the Gulf of Mexico at Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields for $47.0 million. The transaction closed on February 1, 2022, and after normal and customary post-effective date adjustments (including net operating cash flow attributable to the properties from the effective date of July 1, 2021 to the close date), cash consideration of approximately $30.2 million was paid to the sellers. The transaction was funded using cash on hand. The Company also assumed the related asset retirement obligations (“ARO”) associated with these assets.

The Company determined that the assets acquired did not meet the definition of a business; therefore, the transaction was accounted for as an asset acquisition. Acquisitions qualifying as an asset acquisition requires, among other items, that the cost of the assets acquired and liabilities assumed to be recognized on the Condensed Consolidated Balance Sheets by allocating the asset cost on a relative fair value basis. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates by the Company’s management at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired. The amounts recorded on the Condensed Consolidated Balance Sheet for the purchase price allocation and liabilities assumed are presented in the following table (in thousands):

February 1, 2022
Oil and natural gas properties and other, net	$50,450
Restricted deposits for asset retirement obligations	6,196
Asset retirement obligations	(26,493)
Allocated purchase price	$30,153

NOTE 5 — MOBILE BAY TRANSACTION

On May 19, 2021, the Company’s wholly-owned special purpose vehicles (the “SPVs”), A-I LLC and A-II LLC or the Subsidiary Borrowers, entered into the Subsidiary Credit Agreement providing for the Term Loan in an aggregate principal amount equal to $215.0 million. Proceeds of the Term Loan were used by the Subsidiary Borrowers to (i) fund the acquisition of the Mobile Bay Properties and the Midstream Assets from the Company and (ii) pay fees, commissions and expenses in connection with the transactions contemplated by the Subsidiary Credit Agreement and the other related loan documents, including to enter into certain swap and put derivative contracts described in more detail under Note 8 – Derivative Financial Instruments, of this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Consolidation and Carrying Amounts

As of March 31, 2022, W&T recorded $33.4 million in Cash and cash equivalents, $275.5 million, in Oil and natural gas properties and other, net, $39.9 million in Current portion of long-term debt, $56.0 million in Asset retirement obligations, and $132.2 million in Long-term debt, net in the Condensed Consolidated Balance Sheet related to the consolidation of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers. As of December 31, 2021, W&T recorded $38.9 million in Cash and cash equivalents, $272.7 million, in Oil and natural gas properties and other, net, $43.0 million in Current portion of long-term debt, $54.5 million in Asset retirement obligations, and $140.4 million in Long-term debt, net in the Condensed Consolidated Balance Sheet related to the consolidation of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers.

During the three months ended March 31, 2022, W&T recognized $47.5 million in Total revenues, $19.6 million in Operating costs and expenses, $96.2 million in Derivative loss, and $4.8 million in Interest expense, net in the Condensed Consolidated Statement of Operations related to the consolidation of the operations of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers. No revenues or expenses were recorded in the three months ended March 31, 2021 related to the consolidation of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers as the transaction was effective subsequent to March 31, 2021.

NOTE 6 — JOINT VENTURE DRILLING PROGRAM

In March 2018, W&T and two other initial members formed and initially funded Monza, which jointly participates with us in the exploration, drilling and development of certain drilling projects (the “Joint Venture Drilling Program”) in the Gulf of Mexico. Subsequent to the initial closing, additional investors joined as members of Monza during 2018 and total commitments by all members, including W&T’s commitment to fund its retained interest in Monza projects held outside of Monza, was $361.4 million. W&T contributed 88.94% of its working interest in certain identified undeveloped drilling projects to Monza and retained 11.06% of its working interest. The Joint Venture Drilling Program is structured so that we initially receive an aggregate of 30.0% of the revenues less expenses, through both our direct ownership of our retained working interest in the Monza projects and our indirect interest through our interest in Monza, for contributing 20.0% of the estimated total well costs plus associated leases and providing access to available infrastructure at agreed-upon rates. Any exceptions to this structure are approved by the Monza board.

The members of Monza are third-party investors, W&T and an entity owned and controlled by Mr. Tracy W. Krohn, our Chairman and Chief Executive Officer. The Krohn entity invested as a minority investor on the same terms and conditions as the third-party investors, and its investment is limited to 4.5% of total invested capital within Monza. The entity affiliated with Mr. Krohn made a capital commitment to Monza of $14.5 million.

Monza is an entity separate from any other entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of Monza’s assets prior to any value in Monza becoming available to holders of its equity. The assets of Monza are not available to pay creditors of the Company and its affiliates.

Through March 31, 2022, ten wells have been completed since the inception of the Joint Venture Drilling Program. W&T is the operator for eight of the ten wells completed through March 31, 2022.

Through March 31, 2022, members of Monza made partner capital contributions, including our contributions of working interest in the drilling projects, to Monza totaling $302.4 million and received cash distributions totaling $95.8 million. W&T’s net contribution to Monza, reduced by distributions received, as of March 31, 2022 was $47.8 million.

Consolidation and Carrying Amounts

W&T’s interest in Monza is considered to be a variable interest that we account for using proportional consolidation. Through March 31, 2022, there have been no events or changes that would cause a redetermination of the variable interest status. W&T does not fully consolidate Monza because the Company is not considered the primary beneficiary of Monza.

As of March 31, 2022, W&T recorded $2.1 million, net, in Oil and natural gas properties and other, net, $(0.5) million in Other assets, $0.3 million in Asset retirement obligations and $11.0 million, net, increase in working capital in the Condensed Consolidated Balance Sheet in connection with the proportional interest in Monza’s assets and liabilities. As of December 31, 2021, W&T recorded $3.5 million in Oil and natural gas properties and other, net, $2.5 million in Other assets, $0.3 million in ARO and $4.6 million, net, increase in working capital in the Condensed Consolidated Balance Sheet in connection with the proportional interest in Monza’s assets and liabilities. Additionally, during the year ended December 31, 2021, W&T called on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of March 31, 2022 and December 31, 2021 were $6.5 million and $14.8 million, respectively, which are included in the Condensed Consolidated Balance Sheet in Advances from joint interest partners.

For the three months ended March 31, 2022, W&T recorded $6.5 million in Total revenues and $3.3 million in Operating costs and expenses in the Condensed Consolidated Statement of Operations in connection with the proportional interest in Monza’s operations. For three months ended March 31, 2021, W&T recorded $2.5 million in Total revenues and, $3.4 million in Operating costs and expenses in the Condensed Consolidated Statement of Operations in connection with the proportional interest in Monza’s operations.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

AROs represent the estimated present value of the amount incurred to plug, abandon and remediate our properties at the end of their productive lives.

A summary of the changes to ARO is as follows (in thousands):

Three Months Ended March 31,
2022
Asset retirement obligations, beginning of period	$424,495
Liabilities settled	(5,492)
Accretion of discount	6,236
Liabilities incurred and assumed through acquisition	26,493
Revisions of estimated liabilities (1)	23,224
Asset retirement obligations, end of period	474,956
Less current portion	(67,274)
Long-term	$407,682

(1)	Revisions in 2022 were primarily due to moving additional projects to current term and increases in current pricing.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

W&T’s market risk exposure relates primarily to commodity prices. The Company attempts to mitigate a portion of its commodity price risk and stabilize cash flows associated with sales of oil and natural gas production through the use of oil and natural gas swaps, costless collars, sold calls and purchased puts. The Company is exposed to credit loss in the event of nonperformance by the derivative counterparties; however, the Company currently anticipates that the derivative counterparties will be able to fulfill their contractual obligations. The Company is not required to provide additional collateral to the derivative counterparties and does not require collateral from the derivative counterparties.

W&T has elected not to designate commodity derivative contracts for hedge accounting. Accordingly, commodity derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value with settlements of such contracts, and changes in the unrealized fair value, recorded as Derivative loss on the Condensed Consolidated Statements of Operations in each period presented. The cash flows of all commodity derivative contracts are included in Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

The crude oil contracts are based on West Texas Intermediate (“WTI”) crude oil prices and the natural gas contracts are based off the Henry Hub prices, both of which are quoted off the New York Mercantile Exchange (“NYMEX”).

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open derivative contracts as of March 31, 2022:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes	Volumes	Strike Price	Put Price	Call Price

Crude Oil - WTI (NYMEX)		(Bbls)(1)	(Bbls)(1)	($/Bbls)(1)	($/Bbls)(1)	($/Bbls)(1)
Apr 2022 - Nov 2022	swaps	2,410	588,027	$52.83	$—	$—
Apr 2022 - Nov 2022	collars	2,403	586,377	$—	$43.15	$60.47

Natural Gas - Henry Hub (NYMEX)		(MMbtu)(2)	(MMbtu)(2)	($/MMbtu)(2)	($/MMbtu)(2)	($/MMbtu)(2)
Apr 2022 - Dec 2022	calls	111,519	30,667,734	$—	$—	$3.78
Jan 2023 - Dec 2023	calls	70,000	25,550,000	$—	$—	$3.50
Jan 2024 - Dec 2024	calls	65,000	23,790,000	$—	$—	$3.50
Jan 2025 - Mar 2025	calls	62,000	5,580,000	$—	$—	$3.50
Apr 2022 - Dec 2022	collars	42,218	11,610,000	$—	$1.85	$3.02
Apr 2022 - Nov 2022	swaps	16,224	3,958,540	$2.52	$—	$—
Apr 2022 - Dec 2022 (3)	swaps	78,545	21,600,000	$2.55	$—	$—
Jan 2023 - Dec 2023 (3)	swaps	72,329	26,400,000	$2.48	$—	$—
Jan 2024 - Dec 2024 (3)	swaps	65,574	24,000,000	$2.46	$—	$—
Jan 2025 - Mar 2025 (3)	swaps	63,333	5,700,000	$2.72	$—	$—
Apr 2025 - Dec 2025 (3)	puts	62,182	17,100,000	$—	$2.27	$—
Jan 2026 - Dec 2026 (3)	puts	55,890	20,400,000	$—	$2.35	$—
Jan 2027 - Dec 2027 (3)	puts	52,603	19,200,000	$—	$2.37	$—
Jan 2028 - Apr 2028 (3)	puts	49,587	6,000,000	$—	$2.50	$—
(1)	Bbls – Barrels
(2)	MMbtu – Million British Thermal Units
(3)	These contracts were entered into by the Company’s wholly owned subsidiary, A-I LLC, in conjunction with the Mobile Bay Transaction (see Note 5 – Mobile Bay Transaction).

The following amounts were recorded in the Condensed Consolidated Balance Sheets in the categories presented and include the fair value of open contracts, unamortized premiums, and closed contracts which had not yet settled (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets	$77,658	$21,086
Other assets (long-term)	49,550	34,435
Accrued liabilities	177,298	81,456
Other liabilities (long-term)	63,318	37,989

The amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.

Changes in the fair value and settlements of contracts are recorded on the Condensed Consolidated Statements of Operations as Derivative loss. The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Realized loss	$43,694	$8,244
Unrealized loss	36,303	16,334
Derivative loss	$79,997	$24,578

Cash payments on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Derivative loss	$79,997	$24,578
Derivative cash payments, net	(30,515)	(4,604)

NOTE 9 — SHARE-BASED AWARDS AND CASH BASED AWARDS

The W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (as amended from time to time, the “Plan”) was approved by the Company’s shareholders in 2010. Under the Plan, the Company may issue, subject to the approval of the Board of Directors, stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, performance units or shares, cash awards, substitute awards or any combination of the foregoing to employees, directors and consultants.

Share-Based Awards to Employees

Restricted Stock Units (“RSUs”) – RSUs currently outstanding relate to the 2021 grants. No RSUs were granted during the three months ended March 31, 2022.

Performance Share Units (“PSUs”) – The PSUs are RSU awards granted subject to performance criteria. PSUs currently outstanding relate to 2021 grants. No PSUs were granted during the three months ended March 31, 2022. The 2021 grants were subject to performance criteria against the applicable performance period, which ended on December 31, 2021. The PSUs granted during 2021 continue to be subject to service-based criteria with vesting occurring on October 1, 2023.

Share-Based Awards to Non-Employee Directors

There was no activity related to Restricted Shares during the three months ended March 31, 2022. Restricted Shares currently outstanding relate to the 2021 grants.

Share-Based Compensation Expense

Share-based compensation expense is recorded in the line General and administrative expenses in the Condensed Consolidated Statements of Operations. The tax benefit related to compensation expense recognized under share-based payment arrangements was not meaningful and was minimal due to the Company’s income tax position.

The Company did not grant any share-based awards during the three months ended March 31, 2022. As such, all share-bases incentive compensation expense recognized during the three months ended March 31, 2022 relates to awards granted in prior periods. A summary of incentive compensation expense under share-based payment arrangements is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock units	$251	$338
Performance share units	205	—
Restricted Shares	64	116
Total	$520	$454

Cash-Based Incentive Compensation

In addition to share-based compensation, both short-term and long-term cash-based incentive awards were granted under the Plan to all eligible employees in 2021. The short-term cash-based incentive awards granted in 2021 were paid in March 2022. No cash-based incentive awards were granted during the three months ended March 31, 2022.

Share-Based Awards and Cash-Based Awards Compensation Expense

The Company did not grant any share-based awards or cash-based awards during the three months ended March 31, 2022. As such, all incentive compensation expense recognized during the three months ended March 31, 2022 relates to awards granted in prior periods. A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Share-based compensation included in:
General and administrative expenses	$520	$454
Cash-based incentive compensation included in:
Lease operating expense (1)	255	839
General and administrative expenses (1)	1,957	2,682
Total charged to operating (loss) income	$2,732	$3,975
(1)	Includes adjustments of accruals to actual payments.

NOTE 10 — INCOME TAXES

Tax Benefit and Tax Rate – Income tax benefit for the three months ended March 31, 2022 and 2021 was $0.7 and $0.2 million, respectively. For the three months ended March 31, 2022 and 2021, our effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes. Our effective tax rate was 21.9% and 21.4% for the three months ended March 31, 2022 and three months ended March 31, 2021, respectively.

Valuation Allowance – Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible. In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.

As of March 31, 2022 and December 31, 2021, our valuation allowance was $25.8 million and $24.4 million, respectively, and relates primarily to state net operating losses and the disallowed interest expense limitation carryover.

Income Taxes Receivable, Refunds and Payments – As of March 31, 2022 and December 31, 2021, we did not have any outstanding current income taxes receivable. During the three months ended March 31, 2022 and March 31, 2021, we did not receive any income tax refunds or make any income tax payments of significance.

The tax years 2018 through 2021 remain open to examination by the tax jurisdictions to which we are subject.

NOTE 11 — EARNINGS PER SHARE

The following table presents the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,457)	$(746)
Less portion allocated to nonvested shares	—	—
Net loss allocated to common shares	$(2,457)	$(746)

Weighted average common shares outstanding - basic	142,942	142,151
Dilutive effect of securities	—	—
Weighted average common shares outstanding - diluted	142,942	142,151
Earnings per common share:
Basic	$(0.02)	$(0.01)
Diluted	(0.02)	(0.01)

Shares excluded due to being anti-dilutive (weighted-average)	717	919

NOTE 12 — CONTINGENCIES

Appeal with the Office of Natural Resources Revenue (“ONRR”) – In 2009, we recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through our subsea pipeline systems. In 2010, the ONRR audited our calculations and support related to this usage fee, and in 2010, we were notified that the ONRR had disallowed approximately $4.7 million of the reductions taken. We recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, we disagree with the position taken by the ONRR. We filed an appeal with the ONRR, which ultimately led to our posting a bond in the amount of $7.2 million and cash collateral of $6.9 million with the surety in order to appeal the Interior Board of Land Appeals decision, of which the cash collateral held by the surety was subsequently returned during the first quarter of 2020. We have continued to pursue our legal rights and, at present, the case is in front of the U.S. District Court for the Eastern District of Louisiana where both parties have filed cross-motions for summary judgment and opposition briefs. W&T has filed a Reply in support of its Motion for Summary Judgment and the government has in turn filed its Reply brief. With briefing now completed, we are waiting for the district court’s ruling on the merits. In compliance with the ONRR’s request for W&T to periodically increase the surety posted in the appeal to cover pre- and post-judgement interest, the sum of the bond posted is currently $8.2 million.

Notices of Proposed Civil Penalty Assessments – In January 2021, we executed a Settlement Agreement with BSEE which resolved nine pending civil penalties issued by BSEE. The civil penalties pertained to Incidents of Non-Compliance issued by BSEE alleging regulatory non-compliance at separate offshore locations on various dates between July 2012 and January 2018, with the proposed civil penalty amounts totaling $7.7 million. Under the Settlement Agreement, W&T will pay a total of $720,000 in three annual installments. The first and second installments were paid in March 2021 and March 2022, respectively. In addition, W&T committed to implement a Safety Improvement Plan with various deliverables due over a period ending in 2022, which we are on schedule to complete before the deadline.

Retained Liabilities Related to Divested Property Interests – We may be subject to retained liabilities with respect to certain divested property interests by operation of law. For example, recent historical declines in commodity prices created an environment where there is an increased risk that owners and/or operators of interests purchased from us may no longer be able to satisfy plugging or abandonment obligations that attach to those interests. In that event, due to operation of law, we may be required to assume plugging or abandonment obligations for those interests. During 2021, as a result of the declaration of bankruptcy by a third party that is the indirect successor in title to certain offshore interests that we previously divested, we recorded a loss contingency accrual of $4.5 million related to the anticipated cost to decommission certain wells, pipelines, and production facilities for which we may receive decommissioning orders from BSEE. We no longer own these assets nor are they related to our current operations. We intend to seek contribution from other parties that owned an interest in the facilities. We did not recognize any additional liabilities related to divested property interests during the three months ended March 31, 2022.

Other Claims – We are a party to various pending or threatened claims and complaints seeking damages or other remedies concerning our commercial operations and other matters in the ordinary course of our business. In addition, claims or contingencies may arise related to matters occurring prior to our acquisition of properties or related to matters occurring subsequent to our sale of properties. In certain cases, we have indemnified the sellers of properties we have acquired, and in other cases, we have indemnified the buyers of properties we have sold. We are also subject to federal and state administrative proceedings conducted in the ordinary course of business including matters related to alleged royalty underpayments on certain federal-owned properties. Although we can give no assurance about the outcome of pending legal and federal or state administrative proceedings and the effect such an outcome may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTE 13 — SUBSEQUENT EVENTS

On April 1, 2022, the Company entered into a purchase and sale agreement with an undisclosed private seller to acquire the remaining working interests in certain oil and natural gas producing properties in federal shallow waters of the Gulf of Mexico at the Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields purchased during the three months ended March 31, 2022 from ANKOR. The transaction had an effective date and closing date of April 1, 2022. Cash consideration of approximately $17.5 million was paid to the seller.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes to those financial statements included in Part I, Item 1 of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in our 2021 Annual Report and the Related Management’s Discussion and Analysis of Financial Condition and the Results of Operations included in Part II, Item 7 of our 2021 Annual Report.

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

These forward-looking statements are subject risks, uncertainties and assumptions, most of which are difficult to predict and many of which are beyond our control. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, estimates, expected future developments and other factors we believe are appropriate in the circumstances. Known material risks that may affect our financial condition and results of operations are discussed in Part I, Item 1A, Risk Factors, and market risks are discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2021 Annual Report, and may be discussed or updated from time to time in subsequent reports filed with the SEC.

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

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico. As of March 31, 2022, we hold working interests in 47 offshore fields in federal and state waters (44 fields producing and 3 fields capable of producing, which include 39 fields in federal waters and 8 in state waters). We currently have under lease approximately 655,000 gross acres (453,200 net acres) spanning across the outer continental shelf (“OCS”) off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 8,000 gross acres in Alabama State waters, 466,000 gross acres on the conventional shelf and approximately 181,000 gross acres in the deepwater. A majority of our daily production is derived from wells we operate. Our interests in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiaries, Aquasition LLC, Aquasition II LLC, W & T Energy VI, LLC, Delaware limited liability companies, and through our proportionately consolidated interest in Monza, as described in more detail in Financial Statements – Note 6 – Joint Venture Drilling Program under Part I, Item 1 in this Quarterly Report.

Recent Events

While the current outlook for commodity prices is favorable and our operations are no longer significantly impacted by confinement restrictions related to COVID-19, the potential risk of disruption to our operations continues as the emergence of a new variant of COVID-19 could adversely impact our operations, or commodity prices could significantly decline from current levels. The ongoing COVID-19 outbreak continues to evolve and, during the fourth quarter of 2021, a new variant emerged, the Omicron variant. New variants of the virus continue to emerge and it is difficult to assess if such variants will cause meaningful disruptions in economic activity across the world and if there will be any significant impacts in demand for energy because of the ongoing pandemic.

The recent invasion of parts of Ukraine by Russia and the impact of world sanctions against Russia and the potential for retaliatory acts from Russia are world events that can result in potential commodities and securities market disruptions that could affect world oil and natural gas markets and the volatility of oil and gas commodity prices and thus impact the Company’s business, stock trading price and availability of capital. Additionally, while Organization of Petroleum Exporting Countries (“OPEC”) and other major oil producing countries (“OPEC Plus”) remained committed to steady and predictable production increases throughout 2022, it is difficult to determine whether it will change its production output policy or whether its members will remain committed to the production quotas set by the organization as a result of these events.

Known Trends and Uncertainties

Volatility in Oil, NGL and Natural Gas Prices – Our financial condition, cash flow and results of operations are significantly affected by the volume of our crude oil, NGLs and natural gas production and the prices that we receive for such production. Our realized sales prices received for our crude oil, NGLs and natural gas production are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, domestic production activities and political issues, and international geopolitical and economic events. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes or revenues.

Per the Energy Information Administration ("EIA"), average crude oil prices using the WTI daily spot price increased to $95.18 per barrel during the three months ended March 31, 2022 compared to $58.09 per barrel during the three months ended March 31, 2021 (63.8% increase). The NYMEX Henry Hub average daily natural gas spot price increased to $4.67 per Mcf for the three months ended March 31, 2022 compared to $3.50 per Mcf during the three months ended March 31, 2021 (33.4% increase). These increases were primarily caused by increased demand related to supply uncertainties due to Russia’s invasion of Ukraine and general expanding economic activity.

Bureau of Ocean Energy Management (“BOEM”) Matters – In order to cover the various decommissioning obligations of lessees on the OCS, the BOEM generally requires that lessees post some form of acceptable financial assurance that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. As many BOEM regulations are being reviewed by the Department of the Interior, we may be subject to additional financial assurance requirements in the future. As of the filing date of this Form 10-Q, we are in compliance with our financial assurance obligations to the BOEM and have no outstanding BOEM orders related to supplemental financial assurance obligations. We and other offshore Gulf of Mexico producers may, in the ordinary course of business, receive requests or demands in the future for financial assurances from the BOEM.

Surety Bond Collateral – Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes or bonds associated with our appeals of Department of the Interior’s orders or demands have historically requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and materially impact our liquidity. In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion. No additional demands were made to us by sureties during 2022 as of the filing date of this Form 10-Q and we currently do not have surety bond collateral outstanding. The issuance of any additional surety bonds or other security to satisfy future BOEM orders, collateral requests from surety bond providers, and collateral requests from other third parties may require the posting of cash collateral, which may be significant, and may require the creation of escrow accounts.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, natural gas and NGL revenues do not include the effects of derivatives, which are reported in “Derivative loss” in our Condensed Consolidated Statements of Operations. The following table presents our sources of revenue as a percentage of total revenue:

	Three Months Ended March 31,
	2022	2021
Oil	64.2%	62.2%
NGLs	7.2%	7.4%
Natural gas	26.9%	28.9%
Other	1.6%	1.5%

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

	(In thousands, except realized price data)
Revenues:
Oil	$122,702	$78,140	$44,562
NGLs	13,820	9,359	4,461
Natural gas	51,366	36,209	15,157
Other	3,116	1,939	1,177
Total revenues	$191,004	$125,647	$65,357

Production Volumes:
Oil (MBbls)	1,304	1,377	(73)
NGLs (MBbls)	349	392	(43)
Natural gas (MMcf)	10,471	10,799	(328)
Total oil equivalent (MBoe)	3,398	3,569	(171)

Average daily equivalent sales (Boe/day)	37,756	39,657	(1,901)

Average realized sales prices:
Oil ($/Bbl)	$94.10	$56.73	$37.37
NGLs ($/Bbl)	39.60	23.88	15.72
Natural gas ($/Mcf)	4.91	3.35	1.55
Oil equivalent ($/Boe)	55.29	34.66	20.63
Oil equivalent ($/Boe), including realized commodity derivatives	42.43	32.35	10.08

Volume measurements not previously defined:
MBbls — thousand barrels for crude oil, condensate or NGLs	Mcf — thousand cubic feet
MBoe — thousand barrels of oil equivalent	MMcf – million cubic feet

Changes in average sales prices (which does not give effect to hedging) and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2022 and 2021 (in thousands):

	Price	Volume	Total
Oil	$48,707	$(4,145)	$44,562
NGLs	5,488	(1,028)	4,460
Natural gas	16,256	(1,098)	15,158
	$70,451	$(6,271)	$64,180

Realized Prices on the Sale of Oil, NGLs and Natural Gas – Our average realized crude oil sales price differs from the WTI benchmark average crude price due primarily to premiums or discounts, crude oil quality adjustments, and volume weighting (collectively referred to as differentials). Crude oil quality adjustments can vary significantly by field as a result of quality and location. All of our crude oil is produced offshore in the Gulf of Mexico and is primarily characterized as Poseidon, Light Louisiana Sweet (“LLS”), and Heavy Louisiana Sweet (“HLS”). Similar to crude oil prices, the differentials for our offshore crude oil have also been volatile in the past. The monthly average differentials of WTI versus Poseidon and HLS for 2022 declined on average by approximately $0.27 - $1.97 per barrel compared to 2021 for these types of crude oils while LLS increased by an average of $0.14 per barrel with the Poseidon having negative differential and the LLS and HLS having positive differentials as measured on an index basis. Similar to crude oil prices, the differentials for our offshore crude oil have also experienced volatility in the past.

Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel. For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, average prices for domestic ethane increased by 67.5% and average domestic propane prices increased by 45.0% as measured using a price index for Mount Belvieu. The average prices for other domestic NGLs components increased from 65.5% to 72.5% for the three months ended March 31, 2022 compared to the same period in 2021. We believe the change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

The actual prices we realize from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. Currently, the sales points of our gas production are generally within close proximity to the Henry Hub which creates a minimal differential in the prices we receive for our production versus average Henry Hub prices.

Oil, NGLs, and Natural Gas Volumes – Production volumes decreased by 171 MBoe to 3,398 MBoe in the first quarter of 2022 compared to the same period in 2021, primarily due to natural declines of producing wells and shut-ins related to well maintenance, which were partially offset by the acquisition of property interests during the first quarter of 2022 and other production deferrals during the first quarter of 2021. See Financial Statements – Note 4 – Acquisitions under Part I, Item 1 of this Quarterly Report for additional information. Deferred production for 2022 related to maintenance events collectively resulted in deferred production of 0.7 MMBoe, compared to 0.5 MMBoe in 2021.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes:

	Three Months Ended March 31,
	2022	2021	Change

	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$43,411	$42,357	$1,054
Gathering, transportation and production taxes	5,267	6,315	(1,048)
Depreciation, depletion, amortization and accretion	30,911	26,637	4,274
General and administrative expenses	13,776	10,712	3,064
Total operating expenses	$93,365	$86,021	$7,344

Average per Boe ($/Boe):
Lease operating expenses	$12.78	$11.87	$0.91
Gathering, transportation and production taxes	1.55	1.77	(0.22)
DD&A	9.10	7.46	1.64
G&A expenses	4.05	3.00	1.05
Operating costs	$27.48	$24.10	$3.38

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $1.1 million to $43.4 million for the three months ended March 31, 2022 compared to $42.4 million for the three months ended March 31, 2021. On a component basis, base lease operating expenses decreased $0.4 million, workover expenses increased $2.6 million, facilities maintenance expense increased $1.2 million, and hurricane repairs decreased $2.3 million.

Base lease operating expenses decreased primarily due to decreased contract labor and supplies at various fields offset by increased expenses related to the fields acquired from ANKOR. The increases in workover expenses and facilities maintenance expense were due to an increase in projects undertaken. Workovers and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. Lastly, during the three months ended March 31, 2021 we incurred $2.3 million in expenses related to repairs associated with hurricanes that we did not incur during the three months ended March 31, 2022.

Gathering, transportation and production taxes – Gathering, transportation and production taxes decreased $1.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a one-time adjustment of $2.7 million in the current quarter related to the calculation of production taxes payable. This decrease was partially offset by increased costs of $1.7 million due to the increase in realized natural gas prices and increased NGL prices in the three months ended March 31, 2022 as compared to the comparable prior year period.

Depreciation, depletion, amortization and accretion (“DD&A”) – DD&A, which includes accretion for ARO, increased to $9.10 per Boe for the three months ended March 31, 2022 from $7.46 per Boe for the three months ended March 31, 2021. On a nominal basis, DD&A increased 20.6%, or $4.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The rate per Boe increased year-over-year mostly as a result of increases in the future development costs included in the depreciable base associated with an increase in economic proved undeveloped wells due to higher oil and gas prices compared to the smaller increase in proved reserves over the comparable prior year period. This increase was partially offset by the decrease in production volumes.

General and administrative expenses (“G&A”) – G&A expense increased $3.1 million, to $13.8 million for the three months ended March 31, 2022 as compared to $10.7 million for the three months ended March 31, 2021. The increase was primarily due a $2.1 million employee retention credit recorded during the three months ended March 31, 2021 that did not recur during the three months ended March 31, 2022 as well as an increase in employee salaries and allowances for credit losses.

Other Income and Expense

The following table presents the components of other income and expense for the periods presented and corresponding changes:

	Three Months Ended March 31,
	2022	2021	Change

	(In thousands)
Other income and expenses:
Derivative loss	$79,997	$24,578	$55,419
Interest expense, net	19,883	15,034	4,849
Other expense, net	905	963	(58)
Income tax expense (benefit)	(689)	(203)	(486)

Derivative loss – During the three months ended March 31, 2022, an $80.0 million derivative loss was recorded for crude oil and natural gas derivative contracts. Of the total derivative loss, approximately $36.3 million and $43.7 million were associated with the unrealized loss and realized loss, respectively. The realized derivative loss recorded in 2022 includes approximately $4.2 million of derivative premium amortization. The remaining realized derivative loss and unrealized derivative loss were primarily due to crude oil and natural gas prices rising throughout the three months ended March 31, 2022 as compared to prices as of December 31, 2021, which decreased the estimated fair value of open contracts and decreased the settlement value of closed contracts. During the three months ended March 31, 2021, a $24.6 million derivative loss was recorded for crude oil and natural gas derivative contracts. The total derivative loss includes an $8.2 million realized derivative loss and a $16.3 million unrealized derivative loss. The realized derivative loss recorded in 2021 was primarily due to crude oil prices rising during the first quarter of 2021 from prior historic lows, which increased the settlement value of closed contracts; the realized derivative loss includes $0.5 million of derivative premium amortization. The unrealized derivative loss in 2021 was primarily due to crude oil prices rising in the first quarter of 2021, which decreased the estimated fair value of open contracts.

Interest expense, net – Interest expense, net, was $19.9 million and $15.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.9 million in 2022 is primarily due to interest expense on the principal balance of the Term Loan.

Income tax benefit – Our income tax benefit was $0.7 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, our income tax benefit differed from the statutory Federal tax rate primarily by the impact of state income taxes. Our effective tax rate was 21.9% and 21.4% for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the valuation allowance on our deferred tax assets was $25.8 million. We continually evaluate the need to maintain a valuation allowance on our deferred tax assets. Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs. See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

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

The primary sources of our liquidity are cash from operating activities and borrowings under our Credit Agreement. As of March 31, 2022, we had $215.5 million cash on hand and $50.0 million available under our Credit Agreement, based on a borrowing base of $50.0 million. At current pricing levels, we expect our cash flows to cover our liquidity requirements for the foreseeable future and we expect additional financing sources to be available if needed. Additionally, we believe our access to the equity markets from our ATM Program, our reserve based lending currently available under our Credit Agreement, along with our cash position, will provide us with sufficient liquidity to continue our growth to take advantage of the current commodity environment.

As of March 31, 2022, we had outstanding $552.5 million principal of Senior Second Lien Notes with an interest rate of 9.75% per annum that mature on November 1, 2023. We intend to commence discussions promptly with potential lenders and institutional investors regarding potential refinancing of all or a portion of the Senior Second Lien Notes prior to maturity, although there is no assurance as to the terms of any such refinancing or whether or when such refinancing will occur. We also may seek financings with longer tenors and market based covenants to continue to provide working and potential acquisition capital as well as provide funding for refinancing of all or a portion of our Senior Second Lien Notes. The terms of such financings, which may replace or augment our Credit Agreement and refinance all or a portion of our Senior Second Lien Notes, may vary significantly from those under the Credit Agreement and our Senior Second Lien Notes.

Sources and Uses of Cash

	Three Months Ended March 31,
	2022	2021	Change

	(In thousands)
Operating activities	$27,537	$44,964	$(17,427)
Investing activities	(44,962)	(3,331)	(41,631)
Financing activities	(12,899)	(32,000)	19,101

Operating activities – Net cash provided by operating activities decreased $17.4 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. This was primarily due to (i) an increase in derivative settlements payments, which decreased operating cash flows by $30.5 million, for the three months ended March 31, 2022 compared to $4.6 million in derivative cash settlement payments which decreased operating cash flows for the three months ended March 31, 2021; and (ii) an increase in settlements of AROs which decreased operating cash flows $5.5 million as compared to $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Other items affecting operating cash flows were changes in operating assets and liabilities (excluding ARO settlements) which decreased operating cash flows by $47.3 million as compared a $2.2 million decrease in operating cash flows during the three months ended March 31, 2021, primarily related to higher oil and natural gas receivables balances due to higher realized prices and higher cash advance balances from joint venture partners, partially offset by higher payables and accrued liabilities balances.

These decreases in operating cash flow were partially offset by the $65.4 million increase in revenue in the three months ended March 31, 2022 as compared to the prior year period. Our combined average realized sales price per Boe increased by 59.5% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which caused total revenues to increase $70.5 million. The increase to revenues was slightly offset by a 4.8% decrease in total sales volumes during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, which caused revenues to decrease $6.3 million.

Investing activities – Net cash used in investing activities increased $41.6 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was primarily due to the acquisition of properties for $30.2 million along with other additional capital spending during the three months ended March 31, 2022 compared to the same period in 2021.

Financing activities – Net cash used in financing activities decreased $19.1 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. The net cash provided for the three months ended March 31, 2022 included $12.6 million in repayments of the Term Loan. The three months ended March 31, 2021 consisted of repayments of the Credit Facility of $32.0 million.

Derivative Financial Instruments – From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas. See Financial Statements – Note 8 – Derivative Financial Instruments under Part I, Item 1 of this Quarterly Report for additional information about our derivative activities. The following table summarizes the historical results of our hedging activities:

	Three Months Ended March 31,
	2022	2021
Crude Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$94.10	$56.73
Effects of realized commodity derivatives	(16.62)	(5.58)
Average realized sales price, including realized commodity derivatives	$77.48	$51.15
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$4.91	$3.35
Effects of realized commodity derivatives	(2.10)	(0.05)
Average realized sales price, including realized commodity derivatives	$2.81	$3.30

Income Taxes – For 2022, we expect substantially all of our income taxes to be deferred. We do not have any outstanding current income taxes receivable nor did we make any tax payments during the quarter ended March 31, 2022. See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, available liquidity and the results of our exploration and development activities.

Our capital expenditures for the three months ended March 31, 2022 were $47.6 million compared to $1.6 million in the three months ended March 31, 2021.  Overall capital expenditures increased by $46.0 million in the current quarter compared to the prior year quarter primarily due to the $30.2 million acquisition of property interests as described in Financial Statements – Note 4 – Acquisitions under Part I, Item 1 of this Quarterly Report. Our exploration and development activities increased $13.3 million (approximately $5.3 million of that increase was in the conventional shelf and $8.0 million in the deepwater area) as compared to the prior year, primarily due to the return to normal capital spending activities, which had been lower in the prior year in response to the COVID-19 pandemic and the related economic effects. Other leasehold costs increased $3.0 million, primarily related to seismic spending as compared to the prior year.

The capital expenditures are included within Oil and natural gas properties and other, net on the Condensed Consolidated Balance Sheets and recorded on an accrual basis.  The capital expenditures reported within the Investing section of the Condensed Consolidated Statements of Cash Flows include adjustments to report cash payments related to capital expenditures.  Net cash used in investing activities for the three months ended March 31, 2022 included $2.6 million in working capital changes associated with capital expenditures incurred during the three months ended March 31, 2022, but not yet paid. Our capital expenditures for the three months ended March 31, 2022 were financed by cash flow from operations and cash on hand.

Acquisitions – As described in Financial Statements – Note 4 – Acquisitions under Part I, Item 1 of this Quarterly Report, on February 1, 2022, the Company acquired working interest and operatorship of certain oil and natural gas producing properties in federal shallow waters in the Gulf of Mexico at Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields from ANKOR. After normal and customary post-effective date adjustments (including net operating cash flow attributable to the properties from the effective date of July 1, 2021 to the close date), cash consideration of approximately $30.2 million was paid to the sellers. The transaction was funded using cash on hand.

Asset Retirement Obligations – Each quarter, we review and revise our ARO estimates. Our ARO estimates as of March 31, 2022 and December 31, 2021 were $475.0 million and $424.5 million, respectively. The increase is primarily due to the acquisition of assets from ANKOR, moving additional projects to current term, and an increase in current pricing. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Risk Factors, under Part I, Item 1A of our 2021 Annual Report for additional information.

Drilling Activity

We did not drill any wells in the three months ended March 31, 2022. During the three months ended March 31, 2022, we completed the East Cameron 349 B-1 well (Cota). The Cota well is in the Monza Joint Venture Drilling Program. See Financial Statements – Note 6 –Joint Venture Drilling Program under Part I, Item 1 of this Form 10-Q for additional information.

Debt

Term Loan – As of March 31, 2022, we had $178.2 million of Term Loan principal outstanding. The Term Loan requires quarterly amortization payments commencing September 30, 2021, bears interest at a fixed rate of 7% per annum and will mature on May 19, 2028. The Term Loan is non-recourse to the Company and its subsidiaries other than Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers, and is not secured by any assets other than first lien security interests in the equity in the Subsidiary Borrowers and a first lien mortgage security interest and mortgages on certain assets of Subsidiary Borrowers (the Mobile Bay Properties). See Financial Statements – Note 2 –Debt under Part I, Item 1 of this Quarterly Report for additional information.

Credit Agreement. March 31, 2022, we had no borrowings outstanding under the Credit Agreement.

Senior Second Lien Notes – As of March 31, 2022, we had outstanding $552.5 million principal of Senior Second Lien Notes with an interest rate of 9.75% per annum that mature on November 1, 2023. The Senior Second Lien Notes are secured by a second-priority lien on all of our assets that are secured under the Credit Agreement. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

Debt Covenants – The Term Loan, Credit Agreement, and Senior Second Lien Notes contain financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the respective Subsidiary Credit Agreement, Credit Agreement and the indenture related to the Senior Second Lien Notes. We were in compliance with all applicable covenants of the Term Loan, Credit Agreement and the Senior Second Lien Notes indenture as of and for the period ended March 31, 2022. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

The Subsidiary Borrowers

On May 19, 2021, we formed A-I LLC and A-II LLC, both indirect, wholly-owned subsidiaries of W&T Offshore, Inc., through their parent, Aquasition Energy LLC (collectively, the Aquasition Entities”). Concurrently, A-I LLC and A-II II LLC, entered into a credit agreement providing for the Term Loan in an initial aggregate principal amount equal to $215.0 million. Proceeds of the Term Loan were used by A-I LLC and A-II LLC to fund the acquisition of the Mobile Bay Properties and the Midstream Assets, respectively, from the Company. The Term Loan is non-recourse to the Company and any subsidiaries other than the Aquasition Entities, and is secured by the first lien security interests in the equity of the Aquasition Entities and a first lien mortgage security interest in the Mobile Bay Properties. The See Financial Statements – Note 5 – Mobile Bay Transaction under Part II, Item 1 in this Quarterly Report for additional information.

At that time, we designated the Aquasition Entities as unrestricted subsidiaries under the Indenture governing our Senior Second Lien Notes (the “Unrestricted Subsidiaries”). Having been so designated, the Unrestricted Subsidiaries do not guarantee the Senior Second Lien Notes and the liens on the assets sold to the Unrestricted Subsidiaries have been released under the Credit Agreement. The Unrestricted Subsidiaries are not bound by the covenants contained in the Credit Agreement or the Senior Second Lien Notes. Under the Subsidiary Credit Agreement and related instruments, assets of the Aquasition Entities may not be available to mortgage or pledge as security to secure new indebtedness of the Company and its other subsidiaries. See Financial Statements – Note 2 – Debt under Part I, Item 1 in this Quarterly Report for additional information.

Below is consolidating balance sheet information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Consolidated Balance Sheet as of March 31, 2022 (in thousands):

	Consolidated Balance Sheet	Eliminations of Unrestricted Subsidiaries	Consolidated Balance Sheet of restricted subsidiaries
Assets
Current assets:
Cash and cash equivalents	$215,475	$(33,356)	$182,119
Restricted cash	4,417	—	4,417
Receivables:
Oil and natural gas sales	92,693	(35,946)	56,747
Joint interest, net	14,221	7,159	21,380
Total receivables	106,914	(28,787)	78,127
Prepaid expenses and other assets	103,061	(203)	102,858
Total current assets	429,867	(62,346)	367,521
Oil and natural gas properties and other, net	731,692	(275,497)	456,195
Restricted deposits for asset retirement obligations	21,958	—	21,958
Deferred income taxes	103,238	—	103,238
Other assets	63,392	20,987	84,379
Total assets	$1,350,147	$(316,856)	$1,033,291
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$75,716	$(22,989)	$52,727
Undistributed oil and natural gas proceeds	33,575	(7,477)	26,098
Asset retirement obligations	67,274	—	67,274
Accrued liabilities	209,845	(86,217)	123,628
Current portion of long-term debt	39,881	(39,881)	—
Income tax payable	177	—	177
Total current liabilities	426,468	(156,564)	269,904
Long-term debt
Principal	690,808	(138,348)	552,460
Unamortized debt issuance costs	(10,372)	6,108	(4,264)
Long-term debt, net	680,436	(132,240)	548,196
Asset retirement obligations, less current portion	407,682	(56,001)	351,681
Other liabilities	84,833	(67,773)	17,060
Deferred income taxes	113	—	113
Common stock	1	—	1
Additional paid-in capital	553,175	—	553,175
Retained deficit	(778,394)	95,722	(682,672)
Treasury stock, at cost	(24,167)	—	(24,167)
Total shareholders’ deficit	(249,385)	95,722	(153,663)
Total liabilities and shareholders’ deficit	$1,350,147	$(316,856)	$1,033,291

Below is Consolidating Statement of Operations information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Consolidated Statement of Operations for the three months ended March 31, 2022 (in thousands):

	Consolidated	Eliminations of Unrestricted Subsidiaries	Consolidated restricted subsidiaries
Revenues:
Oil	$122,702	$(195)	$122,507
NGLs	13,820	(8,574)	5,246
Natural gas	51,366	(36,352)	15,014
Other	3,116	(2,394)	722
Total revenues	191,004	(47,515)	143,489
Operating expenses:
Lease operating expenses	43,411	(10,326)	33,085
Gathering, transportation and production taxes	5,267	(3,259)	2,008
Depreciation, depletion, amortization and accretion	30,911	(5,686)	25,225
General and administrative expenses	13,776	(316)	13,460
Total operating expenses	93,365	(19,587)	73,778
Operating (loss) income	97,639	(27,928)	69,711

Interest expense, net	19,883	(4,778)	15,105
Derivative loss (gain)	79,997	(96,158)	(16,161)
Other expense, net	905	—	905
(Loss) income before income taxes	(3,146)	73,008	69,862
Income tax benefit	(689)	—	(689)
Net (loss) income	$(2,457)	$73,008	$70,551

The following table presents our produced oil, NGLs and natural gas volumes (net to our interests) from the Subsidiary Borrowers for the three months ended March 31, 2022:

Three Months Ended March 31,
Production Volumes:	2022
Oil (MBbls)	4
NGLs (MBbls)	226
Natural gas (MMcf)	7,330
Total oil equivalent (MBoe)	1,452

Contractual Obligations

As of March 31, 2022, there were no long-term drilling rig commitments. Contractual obligations as of March 31, 2022 did not change materially from the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part II, Item 7 of our 2021 Annual Report.

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

There have been no changes to our critical accounting policies which are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of our 2021 Annual Report.

Recent Accounting Pronouncements

There was no recently issued accounting standards material to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the types of market risks for the March 31, 2022 did not change materially from the disclosures in Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of our 2021 Annual Report. In addition, the information contained herein should be read in conjunction with the related disclosures in our 2021 Annual Report.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have each concluded that as of March 31, 2022, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Financial Statements – Note 12 – Contingencies under Part I Item 1 of this Quarterly Report for information on various legal proceedings to which we are a party or our properties are subject.

Item 1A. Risk Factors

New climate disclosure rules proposed by the SEC may increase our costs of compliance and adversely impact our business.

On March 21, 2022, the U.S. Securities and Exchange Commission proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the proposed rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. The SEC proposes certain phase-in compliance dates under the proposed rule for disclosure of Scope 1, 2, and 3 greenhouse gas (“GHG”) emissions. As initially proposed, accelerated filers such as us would be obligated to disclose Scope 1 and 2 GHG emissions for fiscal year 2024 in the 2025 filing year and disclose Scope 3 GHG emissions for fiscal year 2025 in the 2026 filing year. For more information on our risks related to Environmental, Social and Governance matters and attention to climate change, see Risk Factors “Increasing attention to Environmental, Social and Governance (“ESG”) matters may impact our business” and “The threat of climate change could result in increased costs and reduced demand for the oil and natural gas we produce, which could have a material adverse effect on our business, results of operations, financial condition and cash flows” included in Part I, Item 1A of our 2021 Annual Report.

In addition to the information set forth in this Quarterly Report, investors should carefully consider the risk factors and other cautionary statements included under Part I, Item 1A, Risk Factors, in our 2021 Annual Report, together with all of the other information included in this Quarterly Report, and in our other public filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

3.4	Second Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed March 22, 2019 (File No. 001-32414))

10.1	Tenth Amendment to Sixth Amended and Restated Credit Agreement dated effective as of March 8, 2022.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2022.

W&T OFFSHORE, INC.

By:	/s/ Janet Yang
Janet Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant