Form 10-Q
period 2022-06-30
W&T OFFSHORE INC
filed 2022-08-08
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 31, 2022 there were 143,154,386 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$377,724	$245,799
Restricted cash	4,417	4,417
Receivables:
Oil and natural gas sales	99,155	54,919
Joint interest, net	13,370	9,745
Total receivables	112,525	64,664
Prepaid expenses and other assets (Note 1)	53,073	43,379
Total current assets	547,739	358,259

Oil and natural gas properties and other, net (Note 1)	741,390	665,252

Restricted deposits for asset retirement obligations	21,667	16,019
Deferred income taxes	75,474	102,505
Other assets (Note 1)	53,538	51,172
Total assets	$1,439,808	$1,193,207
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$81,031	$67,409
Undistributed oil and natural gas proceeds	51,215	36,243
Advances from joint interest partners	5,259	15,072
Asset retirement obligations	51,504	56,419
Accrued liabilities (Note 1)	153,967	106,140
Current portion of long-term debt	37,199	42,960
Income tax payable	3,356	133
Total current liabilities	383,531	324,376

Long-term debt, net (Note 2)	671,974	687,938
Asset retirement obligations, less current portion	409,265	368,076
Other liabilities (Note 1)	94,257	55,389
Deferred income taxes	113	113
Commitments and contingencies (Note 12)	5,037	4,495
Shareholders’ deficit:
Preferred stock, $0.00001 par value; 20,000 shares authorized; none issued at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 146,024 issued and 143,154 outstanding at June 30, 2022; 145,732 issued and 142,863 outstanding at December 31, 2021	1	1
Additional paid-in capital	554,755	552,923
Retained deficit	(654,958)	(775,937)
Treasury stock, at cost; 2,869 shares at June 30, 2022 and December 31, 2021	(24,167)	(24,167)
Total shareholders’ deficit	(124,369)	(247,180)
Total liabilities and shareholders’ deficit	$1,439,808	$1,193,207

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil	$159,264	$88,013	$281,966	$166,153
NGLs	16,735	8,833	30,555	18,193
Natural gas	92,413	32,470	143,779	68,679
Other	5,396	3,512	8,512	5,451
Total revenues	273,808	132,828	464,812	258,476
Operating expenses:
Lease operating expenses	52,976	47,552	96,387	89,909
Gathering, transportation and production taxes	9,181	6,780	14,448	13,095
Depreciation, depletion, and amortization	27,679	24,924	52,354	45,694
Asset retirement obligations accretion	6,681	6,028	12,917	11,895
General and administrative expenses	14,967	13,986	28,743	24,698
Total operating expenses	111,484	99,270	204,849	185,291
Operating income	162,324	33,558	259,963	73,185

Interest expense, net	18,183	16,530	38,066	31,564
Derivative (gain) loss	(8,854)	81,440	71,143	106,020
Other (income) expense, net	(1,534)	—	(629)	963
Income (loss) before income taxes	154,529	(64,412)	151,383	(65,362)
Income tax expense (benefit)	31,093	(12,740)	30,404	(12,944)
Net income (loss)	$123,436	$(51,672)	$120,979	$(52,418)

Net income (loss) per common share:
Basic	$0.86	$(0.36)	$0.85	$(0.37)
Diluted	$0.85	$(0.36)	$0.84	$(0.37)

Weighted average common shares outstanding
Basic	143,020	142,244	142,981	142,197
Diluted	144,525	142,244	144,094	142,197

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at March 31, 2022	143,012	$1	$553,175	$(778,394)	2,869	$(24,167)	$(249,385)
Share-based compensation	—	—	2,014	—	—	—	2,014
Stock Issued	143	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(434)	—	—	—	(434)
Net income	—	—	—	123,436	—	—	123,436
Balances at June 30, 2022	143,155	$1	$554,755	$(654,958)	2,869	$(24,167)	$(124,369)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at March 31, 2021	142,305	$1	$550,793	$(735,205)	2,869	$(24,167)	$(208,578)
Share-based compensation	—	—	467	—	—	—	467
Stock Issued	62	—	—	—	—	—	—
Net loss	—	—	—	(51,672)	—	—	(51,672)
Balances at June 30, 2021	142,367	$1	$551,260	$(786,877)	2,869	$(24,167)	$(259,783)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2021	142,863	$1	$552,923	$(775,937)	2,869	$(24,167)	$(247,180)
Share-based compensation	—	—	2,534	—	—	—	2,534
Stock Issued	292	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(702)	—	—	—	(702)
Net income	—	—	—	120,979	—	—	120,979
Balances at June 30, 2022	143,155	$1	$554,755	$(654,958)	2,869	$(24,167)	$(124,369)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2020	142,305	$1	$550,339	$(734,459)	2,869	$(24,167)	$(208,286)
Share-based compensation	—	—	921	—	—	—	921
Stock Issued	62	—	—	—	—	—	—
Net loss	—	—	—	(52,418)	—	—	(52,418)
Balances at June 30, 2021	142,367	$1	$551,260	$(786,877)	2,869	$(24,167)	$(259,783)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$120,979	$(52,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	65,271	57,589
Amortization of debt items and other items	4,365	2,967
Share-based compensation	2,534	921
Derivative loss	71,143	106,020
Derivative cash receipts (payments), net	70,227	(41,130)
Derivative cash premium payments	(46,111)	—
Deferred income taxes	27,031	(13,006)
Changes in operating assets and liabilities:
Oil and natural gas receivables	(44,236)	(11,390)
Joint interest receivables	(3,625)	(910)
Prepaid expenses and other assets	(30,092)	(17,605)
Income tax	3,223	(92)
Asset retirement obligation settlements	(39,775)	(11,213)
Cash advances from JV partners	(9,813)	(3,925)
Accounts payable, accrued liabilities and other	46,638	30,386
Net cash provided by operating activities	237,759	46,194
Investing activities:
Investment in oil and natural gas properties and equipment	(25,489)	(5,854)
Changes in operating assets and liabilities associated with investing activities	(5,786)	(3,078)
Acquisition of property interests	(47,625)	—
Net cash used in investing activities	(78,900)	(8,932)
Financing activities:
Repayments on credit facility	—	(80,000)
Proceeds from Term Loan	—	215,000
Repayments on Term Loan	(24,941)	—
Debt issuance costs	(1,290)	(6,840)
Other	(703)	—
Net cash (used in) provided by financing activities	(26,934)	128,160
Increase in cash and cash equivalents	131,925	165,422
Cash and cash equivalents and restricted cash, beginning of period	250,216	43,726
Cash and cash equivalents and restricted cash, end of period	$382,141	$209,148

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

Reclassification – For presentation purposes, as of June 30, 2021, Derivative (gain) loss has been reclassified from “Operating income” on the Condensed Consolidated Statement of Operations in order to conform to the current period presentation. Such reclassification had no effect on the Company’s results of operations, financial position or cash flows.

For presentation purposes, as of June 30, 2021, Gathering and transportation and Production taxes have been combined into one line item within “Operating income” on the Condensed Consolidated Statement of Operations in order to conform to the current period presentation. Such reclassification had no effect on the Company’s results of operations, financial position or cash flows.

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

Summary of Significant Accounting Policies

Revenue and Accounts Receivable – Revenue from the sale of crude oil, natural gas liquids (“NGLs”) and natural gas is recognized when performance obligations under the terms of the respective contracts are satisfied; this generally occurs with the delivery of crude oil, NGLs and natural gas to the customer. Revenue is concentrated with certain major oil and gas companies. There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2022.

The Company also has receivables related to joint interest arrangements primarily with mid-size oil and gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies. A loss methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected. The loss methodology uses historical data, current market conditions and forecasts of future economic conditions. The Company’s maximum exposure at any time would be the receivable balance. Joint interest receivables on the Condensed Consolidated Balance Sheet are presented net of allowance for credit losses of $11.6 million and $10.0 million as of June 30, 2022 and December 31, 2021, respectively.

Employee Retention Credit – Under the Consolidated Appropriations Act of 2021 passed by the United States Congress and signed by the President on December 27, 2020, the Company recognized a $2.1 million employee retention credit during the six months ended June 30, 2021 which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations. No such credit has been recognized during the six months ended June 30, 2022.

Prepaid Expenses and Other Assets – The amounts recorded are expected to be realized within one year and the major categories are presented in the following table (in thousands):

	June 30, 2022	December 31, 2021
Derivatives(1) (Note 8)	$25,820	$21,086
Unamortized insurance/bond premiums	6,404	5,400
Prepaid deposits related to royalties	11,476	8,441
Prepayment to vendors	5,344	4,522
Prepayments to joint interest partners	2,768	2,808
Debt issue costs	1,207	1,065
Other	54	57
Prepaid expenses and other assets	$53,073	$43,379

(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net – Oil and natural gas properties and equipment are recorded at cost using the full cost method. There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	June 30, 2022	December 31, 2021
Oil and natural gas properties and equipment	$8,764,899	$8,636,408
Furniture, fixtures and other	20,845	20,844
Total property and equipment	8,785,744	8,657,252
Less: Accumulated depreciation, depletion, amortization and impairment	(8,044,354)	(7,992,000)
Oil and natural gas properties and other, net	$741,390	$665,252

Other Assets (long-term) – The major categories are presented in the following table (in thousands):

	June 30, 2022	December 31, 2021
Right-of-Use assets	$10,523	$10,602
Investment in White Cap, LLC	2,989	2,533
Proportional consolidation of Monza (Note 6)	12,504	2,511
Derivatives (1) (Note 8)	26,509	34,435
Other	1,013	1,091
Total other assets (long-term)	$53,538	$51,172

(1)	Includes open contracts and prepaid premiums paid for purchased put and call options.

Accrued Liabilities – The major categories are presented in the following table (in thousands):

	June 30, 2022	December 31, 2021
Accrued interest	$10,165	$10,154
Accrued salaries/payroll taxes/benefits	5,052	9,617
Litigation accruals	500	646
Lease liability	1,417	1,115
Derivatives (1) (Note 8)	135,963	81,456
Other	870	3,152
Total accrued liabilities	$153,967	$106,140

(1)	Includes closed contracts which have not yet settled.

Other Liabilities (long-term) – The major categories are presented in the following table (in thousands):

	June 30, 2022	December 31, 2021
Dispute related to royalty deductions	$6,534	$5,177
Derivatives (Note 8)	75,550	37,989
Lease liability	10,971	11,227
Other	1,202	996
Total other liabilities (long-term)	$94,257	$55,389

At-the-Market Equity Offering – On March 18, 2022, the Company filed a prospectus supplement related to the issuance and sale of up to $100,000,000 of shares of common stock under the Company’s "at-the-market" equity offering program (the "ATM Program"). The designated sales agents will be entitled to a placement fee of up to 3.0% of the gross sales price per share sold. During the six months ended June 30, 2022, the Company did not sell any shares in connection with the ATM Program.

NOTE 2 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	June 30, 2022	December 31, 2021
Term Loan:
Principal	$165,918	$190,859
Unamortized debt issuance costs	(5,569)	(7,545)
Total Term Loan	160,349	183,314

Credit Agreement borrowings:	—	—

Senior Second Lien Notes:
Principal	552,460	552,460
Unamortized debt issuance costs	(3,636)	(4,876)
Total Senior Second Lien Notes	548,824	547,584

Less current portion	(37,199)	(42,960)
Total long-term debt, net	$671,974	$687,938

Current Portion of Long-Term Debt

As of June 30, 2022, the current portion of long-term debt of $37.2 million represented principal payments due within one year on the Term Loan (defined below).

Term Loan (Subsidiary Credit Agreement)

On May 19, 2021, A-I LLC and A-II LLC (collectively, the “Subsidiary Borrowers”), both Delaware limited liability companies and indirect, wholly-owned subsidiaries of W&T Offshore, Inc., entered into a credit agreement (the “Subsidiary Credit Agreement”) providing for a term loan in an aggregate principal amount equal to $215.0 million (the “Term Loan”). The Term Loan requires quarterly amortization payments, which commenced on September 30, 2021. The Term Loan bears interest at a fixed rate of 7% per annum and will mature on May 19, 2028. The Term Loan is non-recourse to the Company and any subsidiaries other than the Subsidiary Borrowers and the subsidiary that owns the equity in the Subsidiary Borrowers, and is secured by the first lien security interests in the equity of the Subsidiary Borrowers and a first lien mortgage security interest and mortgages on certain assets of the Subsidiary Borrowers (the Mobile Bay Properties, defined below).

In exchange for the net cash proceeds received by the Subsidiary Borrowers from the Term Loan, the Company assigned to (a) A-I LLC all of its interests in certain oil and gas leasehold interests and associated wells and units located in State of Alabama waters and U.S. federal waters in the offshore Gulf of Mexico, in the Mobile Bay region (such assets, the “Mobile Bay Properties”) and (b) A-II LLC its interest in certain gathering and processing assets located (i) in State of Alabama waters and U.S. federal waters in the offshore Gulf of Mexico, in the Mobile Bay region and (ii) onshore near Mobile, Alabama, including offshore gathering pipelines, an onshore crude oil treating and sweetening facility, an onshore gathering pipeline, and associated assets (such assets, the “Midstream Assets”). A portion of the proceeds to the Company was used to repay the $48.0 million outstanding balance on its reserve-based lending facility under the Credit Agreement (defined below), with the majority of the proceeds to W&T expected to be used for general corporate purposes, including oil and gas acquisitions, development activities, and other opportunities to grow the Company’s broader asset base. The transactions contemplated by the Subsidiary Credit Agreement, including the assignment of the Mobile Bay Properties to A-I LLC and the assignment of the Midstream Assets to A-II LLC are referred to herein as the “Mobile Bay Transaction”. For information about the Mobile Bay Transaction refer to Note 5 – Subsidiary Borrowers.

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

As a result of the Ninth Amendment and Tenth Amendment and related assignments and agreements, the primary terms and covenants associated with the Credit Agreement as of June 30, 2022, are as follows:

•	The revised borrowing base is $50.0 million;
•

The commitment will expire and final maturity of any and all outstanding loans is January 3, 2023. Outstanding borrowings will accrue interest at LIBOR plus 6.0% per annum. The commitment fee for the unused portion of available borrowing amounts will be 3.0% per annum;

•The Company’s ratio of First Lien Debt (as such term is defined in the Credit Agreement) outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX (as such term is defined in the Credit

Agreement) for the trailing four quarters must not be greater than 2.50 to 1.00 on the last day of the fiscal quarter ending March 31, 2022 and on the last day of each fiscal quarter thereafter;

•The Company’s ratio of Total Proved PV-10 (as such term is defined in the Credit Agreement) to First Lien Debt as of the last day of any fiscal quarter commencing with the fiscal quarter ending March 31, 2022 must be equal to or greater than 2.00 to 1.00;

•The ratio of the Company and its restricted subsidiaries’ consolidated current assets to Company and its restricted subsidiaries’ consolidated current liabilities (subject in each case to certain exceptions and adjustments as set forth in the Credit Agreement) at the last day of any fiscal quarter must be greater than or equal to 1.00 to 1.00;

●	As of the last day of any fiscal quarter commencing with the fiscal quarter ending March 31, 2022, the Company and its restricted subsidiaries on a consolidated basis must pass a “Stress Test” consisting of an analysis conducted by the lender in good faith and in consultation with the Company based upon the latest engineering report furnished to lender, which analysis is designed to determine whether the future net revenues expected to accrue to the Company’s and its guarantor subsidiaries’ interest (and the interest of certain joint ventures) in the oil and gas properties included in the properties used to determine the latest borrowing base during half of the remaining expected economic lives of such properties are sufficient to satisfy the aggregate first lien indebtedness of the Company and its restricted subsidiaries in accordance with the terms of such indebtedness assuming the revolving credit facility is 100% funded or fully utilized; and
●Certain related party transactions are required to meet certain arm’s length criteria; except in each case as specifically permitted or excluded from the covenant under the Credit Agreement.

In connection with the Tenth Amendment, Calculus was paid arrangement and upfront fees of approximately $1.0 million in the aggregate during the six months ended June 30, 2022. In addition, Calculus earned commitment fees of $750,000, equal to 3.0% of unborrowed portion of the borrowing base lending commitment, during the six months ended June 30, 2022.

Availability under the Credit Agreement is subject to redetermination of the borrowing base that may be requested at the discretion of either the lender or the Company in accordance with the Credit Agreement. The borrowing base is calculated by the lender based on their evaluation of proved reserves and their own internal criteria. Any redetermination by the lender to change the borrowing base will result in a similar change in the availability under the Credit Agreement. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s and its guarantor subsidiaries’ assets, excluding those assets of the Subsidiary Borrowers, which liens were released in the Mobile Bay Transaction (as described in Note 5 – Subsidiary Borrowers).

As of June 30, 2022, there were no borrowings outstanding under the Credit Agreement and no borrowings had been incurred under the Credit Agreement during the six months ended June 30, 2022. Separately, as of June 30, 2022 and December 31, 2021, the Company had $4.4 million, outstanding in letters of credit which have been cash collateralized.

9.75% Senior Second Lien Notes Due 2023

On October 18, 2018, W&T issued $625.0 million of 9.75% Senior Second Lien Notes due 2023 (the “Senior Second Lien Notes”), which were issued at par with an interest rate of 9.75% per annum and mature on November 1, 2023, and are governed under the terms of the Indenture of the Senior Second Lien Notes (the “Indenture”). The estimated annual effective interest rate on the Senior Second Lien Notes is 10.3%, which includes amortization of debt issuance costs. Interest on the Senior Second Lien Notes is payable in arrears on May 1 and November 1 of each year. As of June 30, 2022 and December 31, 2021, $552.5 million in principal amount of Senior Second Lien Notes remained issued and outstanding.

The Senior Second Lien Notes are secured by a second-priority lien on all of the Company’s assets that are secured under the Credit Agreement, which does not include the Mobile Bay Properties and the related Midstream Assets. The Senior Second Lien Notes contain covenants that limit or prohibit the Company’s ability and the ability of certain subsidiaries to: (i) make investments; (ii) incur additional indebtedness or issue certain types of preferred stock; (iii) create certain liens; (iv) sell assets; (v) enter into agreements that restrict dividends or other payments from the Company’s subsidiaries to the Company; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company; (vii) engage in transactions with affiliates; (viii) pay dividends or make other distributions on capital stock or subordinated indebtedness; and (ix) create subsidiaries that would not be restricted by the covenants of the Indenture. These covenants are subject to exceptions and qualifications set forth in the Indenture. In addition, most of the above described covenants will terminate if both S&P Global Ratings, a division of S&P Global Inc., and Moody’s Investors Service, Inc. assign the Senior Second Lien Notes an investment grade rating and no default exists with respect to the Senior Second Lien Notes.

Covenants

As of June 30, 2022 and for all prior measurement periods presented, the Company was in compliance with all applicable covenants of the Credit Agreement and the Indenture.

NOTE 3 – FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The Company measures the fair value of derivative financial instruments by applying the income approach, using models with inputs that are classified within Level 2 of the valuation hierarchy. The inputs used for the fair value measurement of derivative financial instruments are the exercise price, the expiration date, the settlement date, notional quantities, the implied volatility, the discount curve with spreads and published commodity future prices. Derivative financial instruments are reported in the Condensed Consolidated Balance Sheets using fair value. See Note 8 – Derivative Financial Instruments, for additional information on derivative financial instruments.

The following table presents the fair value of the Company’s derivative financial instruments (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Derivative instruments - current	$25,821	$21,086
Derivative instruments - long-term	26,509	34,435

Liabilities:
Derivative instruments - current	135,963	81,456
Derivative instruments - long-term	75,550	37,989

Debt Instruments

The following table presents the net value and fair value of the Company’s debt (in thousands):

	June 30, 2022		December 31, 2021
	Net Value	Fair Value	Net Value	Fair Value
Liabilities:
Term Loan	$160,349	$158,912	$183,314	$190,579
Senior Second Lien Notes	548,824	526,638	547,584	527,715
Total	$709,173	$685,550	$730,898	$718,294

The fair value of the Term Loan was measured using a discounted cash flows model and current market rates. The fair value of the Senior Second Lien Notes was measured using quoted prices, although the market is not a highly liquid market. The fair value of debt was classified as Level 2 within the valuation hierarchy.

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

Additionally, on April 1, 2022, the Company entered into a purchase and sale agreement with a private seller to acquire the remaining working interests in certain oil and natural gas producing properties in federal shallow waters of the Gulf of Mexico at the Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields purchased from ANKOR. The transaction had an effective date and closing date of April 1, 2022. After normal and customary post-effective date adjustments, cash consideration of approximately $17.5 million was paid to the seller.

The Company determined that the assets acquired did not meet the definition of a business; therefore, the transactions were accounted for as asset acquisitions in accordance with ASC 805. An acquisition qualifying as an asset acquisition requires, among other items, that the cost of the assets acquired and liabilities assumed to be recognized on the Condensed Consolidated Balance Sheets by allocating the asset cost on a relative fair value basis. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates by the Company’s management at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired. The amounts recorded on the Condensed Consolidated Balance Sheet for the purchase price allocation and liabilities assumed related to the acquisitions described above on February 1, 2022, and April 1, 2022, are presented in the following tables, respectively (in thousands):

February 1, 2022
Oil and natural gas properties and other, net	$50,450
Restricted deposits for asset retirement obligations	6,196
Asset retirement obligations	(26,493)
Allocated purchase price	$30,153

April 1,
2022
Oil and natural gas properties and other, net	$22,632
Restricted deposits for asset retirement obligations	1,549
Asset retirement obligations	(6,709)
Allocated purchase price	$17,472

NOTE 5 — SUBSIDIARY BORROWERS

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

Consolidation and Carrying Amounts

The following table presents the amounts recorded by W&T on the Condensed Consolidated Balance Sheet related to the consolidation of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$34,117	$38,937
Receivables:
Oil and natural gas sales	59,706	34,420
Joint interest, net	(6,413)	(10,856)
Prepaid expenses and other assets	102	356
Oil and natural gas properties and other, net	277,418	272,747
Other assets	(20,962)	(19,903)
Liabilities:
Accounts payable	38,535	29,678
Undistributed oil and natural gas proceeds	10,591	3,144
Accrued liabilities	73,633	29,937
Current portion of long-term debt	37,199	42,960
Long-term debt, net	123,150	140,353
Asset retirement obligations	57,532	54,515
Other liabilities	80,135	42,615

The following table presents the amounts recorded by W&T in the Condensed Consolidated Statement of Operations related to the consolidation of the operations of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers (in thousands):

		The period from
	Six Months Ended	May 19, 2021 to
	June 30, 2022	June 30, 2021
Total revenues	$124,361	$16,727
Total operating expenses	33,185	7,873
Interest expense, net	8,436	1,878
Derivative loss	132,046	42,889

NOTE 6 — JOINT VENTURE DRILLING PROGRAM

In March 2018, W&T and two other initial members formed and initially funded Monza, which jointly participates in the exploration, drilling and development of certain drilling projects (the “Joint Venture Drilling Program”) in the Gulf of Mexico. Subsequent to the initial closing, additional investors joined as members of Monza during 2018 and total commitments by all members, including W&T’s commitment to fund its retained interest in Monza projects held outside of Monza, was $361.4 million. W&T contributed 88.94% of its working interest in certain identified undeveloped drilling projects to Monza and retained 11.06% of its working interest. The Joint Venture Drilling Program is structured so that W&T initially receives an aggregate of 30.0% of the revenues less expenses, through the direct ownership from the retained working interest in the Monza projects and the indirect interest through the interest in Monza, for contributing 20.0% of the estimated total well costs plus associated leases and providing access to available infrastructure at agreed-upon rates. Any exceptions to this structure are approved by the Monza board.

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

Through June 30, 2022, ten wells have been completed since the inception of the Joint Venture Drilling Program. W&T is the operator for eight of the ten wells completed through June 30, 2022.

Through June 30, 2022, members of Monza made partner capital contributions, including W&T’s contributions of working interest in the drilling projects, to Monza totaling $302.4 million and received cash distributions totaling $109.3 million. Through June 30, 2022, W&T made total capital contributions, including the contributions of working interest in the drilling projects, to Monza totaling $68.2 million and received cash distributions totaling $24.6 million.

Consolidation and Carrying Amounts

W&T’s interest in Monza is considered to be a variable interest that is proportionally consolidated. Through June 30, 2022, there have been no events or changes that would cause a redetermination of the variable interest status. W&T does not fully consolidate Monza because the Company is not considered the primary beneficiary of Monza.

The following table presents the amounts recorded by W&T on the Condensed Consolidated Balance Sheet related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	June 30, 2022	December 31, 2021
Working capital	$5,926	$4,648
Asset retirement obligations	417	375
Other assets	12,504	2,511

Additionally, during the year ended December 31, 2021, W&T called on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of June 30, 2022 and December 31, 2021 were $5.2 million and $14.8 million, respectively, which are included in the Condensed Consolidated Balance Sheet in Advances from joint interest partners

The following table presents the amounts recorded by W&T in the Condensed Consolidated Statement of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Six Months Ended June 30,
	2022	2021
Total revenues	$16,615	$5,492
Total operating expenses	7,368	5,204
Derivative loss	—	1,451

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

AROs represent the estimated present value of the amount incurred to plug, abandon and remediate our properties at the end of their productive lives.

A summary of the changes to ARO is as follows (in thousands):

Six Months Ended June 30,
2022
Asset retirement obligations, beginning of period	$424,495
Liabilities settled	(39,775)
Accretion expense	12,917
Liabilities acquired	33,202
Liabilities incurred	138
Revisions of estimated liabilities	29,792
Asset retirement obligations, end of period	460,769
Less: Current portion	(51,504)
Long-term	$409,265

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

W&T has elected not to designate commodity derivative contracts for hedge accounting. Accordingly, commodity derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value with settlements of such contracts, and changes in the unrealized fair value, recorded as Derivative (gain) loss on the Condensed Consolidated Statements of Operations in each period presented. The cash flows of all commodity derivative contracts are included in Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

The crude oil contracts are based on West Texas Intermediate (“WTI”) crude oil prices and the natural gas contracts are based off the Henry Hub prices, both of which are quoted off the New York Mercantile Exchange (“NYMEX”).

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open derivative contracts as of June 30, 2022:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes	Volumes	Strike Price	Put Price	Call Price

Crude Oil - WTI (NYMEX)		(Bbls)(1)	(Bbls)(1)	($/Bbls)(1)	($/Bbls)(1)	($/Bbls)(1)
Jul 2022 - Nov 2022	swaps	2,285	349,673	$55.99	$—	$—
Jul 2022 - Nov 2022	collars	2,285	349,673	$—	$45.38	$63.98

Natural Gas - Henry Hub (NYMEX)		(MMbtu)(2)	(MMbtu)(2)	($/MMbtu)(2)	($/MMbtu)(2)	($/MMbtu)(2)
Jul 2022 - Dec 2022	calls	111,048	20,432,846	$—	$—	$7.48
Jan 2023 - Dec 2023	calls	70,000	25,550,000	$—	$—	$7.50
Jan 2024 - Dec 2024	calls	65,000	23,790,000	$—	$—	$6.13
Jan 2025 - Mar 2025	calls	62,000	5,580,000	$—	$—	$5.50
Jul 2022 - Dec 2022	collars	40,000	7,360,000	$—	$1.83	$3.00
Jul 2022 - Nov 2022	swaps	17,401	2,662,290	$2.50	$—	$—
Jul 2022 - Dec 2022 (3)	swaps	78,261	14,400,000	$2.58	$—	$—
Jan 2023 - Dec 2023 (3)	swaps	72,329	26,400,000	$2.48	$—	$—
Jan 2024 - Dec 2024 (3)	swaps	65,574	24,000,000	$2.46	$—	$—
Jan 2025 - Mar 2025 (3)	swaps	63,333	5,700,000	$2.72	$—	$—
Apr 2025 - Dec 2025 (3)	puts	62,182	17,100,000	$—	$2.27	$—
Jan 2026 - Dec 2026 (3)	puts	55,890	20,400,000	$—	$2.35	$—
Jan 2027 - Dec 2027 (3)	puts	52,603	19,200,000	$—	$2.37	$—
Jan 2028 - Apr 2028 (3)	puts	49,587	6,000,000	$—	$2.50	$—

(1)	Bbls – Barrels
(2)	MMbtu – Million British Thermal Units
(3)	These contracts were entered into by the Company’s wholly owned subsidiary, A-I LLC, in conjunction with the Term Loan (see Note 5 – Subsidiary Borrowers).

Financial Statement Presentation

The following fair value of derivative financial instruments amounts were recorded in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses and other current assets	$25,820	$21,086
Other assets (long-term)	26,509	34,435
Accrued liabilities	135,963	81,456
Other liabilities (long-term)	75,550	37,989

Although the Company has master netting arrangements with its counterparties, the amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.

Changes in the fair value and settlements of contracts are recorded on the Condensed Consolidated Statements of Operations as Derivative (gain) loss. The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized (gain) loss (1)	$(79,667)	$15,357	$(35,973)	$23,602
Unrealized loss	70,813	66,083	107,116	82,418
Derivative (gain) loss	$(8,854)	$81,440	$71,143	$106,020

(1)	The three and six months ended June 30, 2022 includes the effect of the $138.0 million realized gain related to the monetization of certain natural gas call contracts through restructuring of strike prices.

Cash payments on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Derivative loss	$71,143	$106,020
Derivative cash receipts (payments), net (1)	70,227	(41,130)
Derivative cash premium payments	(46,111)	—

(1)	The six months ended June 30, 2022 includes $105.3 million of net cash receipts related to the monetization of certain natural gas call contracts through restructuring of strike prices.

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

Share-Based Awards to Employees

Restricted Stock Units (“RSUs”) – During the six months ended June 30, 2022, the Company granted RSUs under the Plan to certain employees. RSUs currently outstanding relate to the 2022 and 2021 grants. The 2022 RSUs granted are a long-term compensation component, subject to service conditions, with one-third of the award vesting each year on January 1, 2023, 2024, and 2025, respectively.

A summary of activity related to RSUs during the six months ended June 30, 2022 is as follows:

		Weighted
		Average
	Restricted	Grant Date Fair
	Stock Units	Value Per Unit
Nonvested, beginning of period	698,465	$4.71
Granted(1)	955,296	6.28
Vested	(379,262)	5.21
Forfeited	(56,660)	5.01
Nonvested, end of period	1,217,839	5.77

(1)	During May and June 2022, approximately 22,000 outstanding RSUs awarded in 2021 to two individuals retiring from their employment with the Company were modified to fully vest upon their retirement, which occurred during May and June 2022, respectively. The remaining unrecognized grant date fair value of the original RSUs was recognized over the requisite period. The incremental cost due to the modification was not materially different from the grant date fair value.

Performance Share Units (“PSUs”) – During the six months ended June 30, 2022, the Company granted PSUs under the Plan that are eligible to vest based on continued employment and the Company’s total shareholder return (“TSR”) ranking against peer companies’ TSR over a three-year performance period, which ends on December 31, 2024.

The 2021 grants were subject to performance criteria against the applicable performance period, which ended on December 31, 2021. The PSUs granted during 2021 are eligible to vest based on continued employment through October 1, 2023.

A summary of activity related to PSUs during the six months ended June 30, 2022 is as follows:

		Weighted
		Average
	Performance	Grant Date Fair
	Share Units	Value Per Unit
Nonvested, beginning of period	196,918	$5.55
Granted (1)	1,350,543	10.34
Vested	(13,648)	5.57
Forfeited	(46,410)	8.39
Nonvested, end of period	1,487,403	9.81

(1)	During May and June 2022, approximately 10,000 outstanding PSUs awarded in 2021 to two individuals retiring from their employment with the Company were modified to fully vest upon their retirement, which occurred during May and June 2022, respectively. The remaining unrecognized grant date fair value of the original RSUs was recognized over the requisite period. The incremental cost due to the modification was not materially different from the grant date fair value.

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the absolute TSR PSUs granted at the date indicated:

May 26, 2022
Expected term for performance period (in years)	2.6
Expected volatility	84.4%
Risk-free interest rate	2.5%
Fair value (in thousands)	$13,697

Share-Based Awards to Non-Employee Directors

During the six months ended June 30, 2022, the Company granted Restricted Shares under the W&T Offshore, Inc. 2004 Directors Compensation Plan to non-employee directors. The Restricted Shares are subject to service conditions and vesting occurs at the end of specified service periods unless otherwise approved by the Board of Directors.

A summary of activity related to Restricted Shares during the six months ended June 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Shares	Per Share
Nonvested, beginning of period	70,226	$3.65
Granted	42,426	4.95
Vested	(70,226)	3.65
Nonvested, end of period	42,426	$4.95

Share-Based Compensation Expense

Compensation costs for share-based payments is recognized over the requisite service period. Share-based compensation expense is recorded in the line General and administrative expenses in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	$1,360	$339	$1,610	$676
Performance share units	598	—	803	—
Restricted Shares	56	128	121	245
Total	$2,014	$467	$2,534	$921

Cash-Based Incentive Compensation

In addition to share-based compensation, short-term cash-based incentive awards were granted under the Plan to all eligible employees during the second quarter of 2022 subject to Company performance criteria, individual performance criteria, and continued employment through the payment date. The short-term cash-based incentive awards granted in 2021 were paid in March 2022.

Share-Based Awards and Cash-Based Awards Compensation Expense

A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation included in:
General and administrative expenses	$2,014	$467	$2,534	$921
Cash-based incentive compensation included in:
Lease operating expense (1)	206	816	462	1,655
General and administrative expenses (1)	646	2,676	2,603	5,359
Total charged to operating (loss) income	$2,866	$3,959	$5,599	$7,935

(1)	Includes adjustments of accruals to actual payments.

NOTE 10 — INCOME TAXES

Tax Benefit and Tax Rate

For the three months ended June 30, 2022, the Company recognized income tax expense of $31.1 million for an effective tax rate of 20.1%. For the three months ended June 30, 2021, the Company recognized income tax benefit of $12.7 million for an effective tax rate of 19.8%.

For the six months ended June 30, 2022, the Company recognized income tax expense of $30.4 million for an effective tax rate of 20.1%. For the six months ended June 30, 2021, the Company recognized income tax benefit of $12.9 million for an effective tax rate of 19.8%.

For the three and six months ended June 30, 2022 and 2021, the Company’s effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes and adjustments to our valuation allowance.

Valuation Allowance

Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible. In assessing the need for a valuation allowance on deferred tax assets, the Company considers whether it is more likely than not that some portion or all of them will not be realized.

As of June 30, 2022 and December 31, 2021, the valuation allowance was $15.7 million and $24.4 million, respectively, and relates primarily to state net operating losses and the disallowed interest expense limitation carryover.

Income Taxes Receivable, Refunds and Payments

As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding current income taxes receivable. During the six months ended June 30, 2022 and June 30, 2021, the Company did not receive any income tax refunds or make any income tax payments of significance.

The tax years 2018 through 2021 remain open to examination by the tax jurisdictions to which the Company is subject.

NOTE 11 — EARNINGS PER SHARE

The following table presents the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$123,436	$(51,672)	$120,979	$(52,418)
Less portion allocated to nonvested shares	—	—	—	—
Net loss allocated to common shares	$123,436	$(51,672)	$120,979	$(52,418)

Weighted average common shares outstanding - basic	143,020	142,244	142,981	142,197
Dilutive effect of securities	1,505	—	1,113	—
Weighted average common shares outstanding - diluted	144,525	142,244	144,094	142,197
Earnings per common share:
Basic	$0.86	$(0.36)	$0.85	$(0.37)
Diluted	0.85	(0.36)	0.84	(0.37)

Shares excluded due to being anti-dilutive (weighted-average)	—	880	—	899

NOTE 12 — CONTINGENCIES

Appeal with the Office of Natural Resources Revenue (“ONRR”) – In 2009, W&T recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and in 2010, ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. The Company recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, the Company disagrees with the position taken by the ONRR. W&T filed an appeal with the ONRR, which ultimately led to the Company posting a bond in the amount of $7.2 million and cash collateral of $6.9 million with the surety in order to appeal the Interior Board of Land Appeals decision. The cash collateral held by the surety was subsequently returned to the Company during the first quarter of 2020. The Company has continued to pursue its legal rights and, at present, the case is in front of the U.S. District Court for the Eastern District of Louisiana where both parties have filed cross-motions for summary judgment and opposition briefs. W&T has filed a Reply in support of its Motion for Summary Judgment and the government has in turn filed its Reply brief. With briefing now completed, the Company is waiting for the district court’s ruling on the merits. In compliance with the ONRR’s request for W&T to periodically increase the surety posted in the appeal to cover pre- and post-judgement interest, the sum of the bond posted is $8.2 million as of June 30, 2022.

Notices of Proposed Civil Penalty Assessments – In January 2021, W&T executed a Settlement Agreement with the Bureau of Safety and Environmental Enforcement (“BSEE”) which resolved nine pending civil penalties issued by BSEE. The civil penalties pertained to Incidents of Non-Compliance issued by BSEE alleging regulatory non-compliance at separate offshore locations on various dates between July 2012 and January 2018, with the proposed civil penalty amounts totaling $7.7 million. Under the Settlement Agreement, W&T will pay a total of $720,000 in three annual installments. The first and second installments were paid in March 2021 and March 2022, respectively. In addition, W&T committed to implement a Safety Improvement Plan with various deliverables due over a period ending in 2022, which is on schedule to be completed before the deadline.

Retained Liabilities Related to Divested Property Interests – The Company may be subject to retained liabilities with respect to certain divested property interests by operation of law. For example, recent historical declines in commodity prices created an environment where there is an increased risk that owners and/or operators of interests purchased from the Company may no longer be able to satisfy plugging or abandonment obligations that attach to those interests. In that event, due to operation of law, W&T may be required to assume plugging or abandonment obligations for those interests. During 2021, as a result of the declaration of bankruptcy by a third party that is the indirect successor in title to certain offshore interests that were previously divested by the Company, W&T recorded a loss contingency accrual of $4.5 million related to the anticipated cost to decommission certain wells, pipelines, and production facilities for which the Company may receive decommissioning orders from BSEE. W&T no longer owns these assets nor are they related to current operations. W&T intends to seek contribution from other parties that owned an interest in the facilities. During the six-months ended June 30, 2022, an additional loss contingency accrual of $0.5 million was recognized related to divested property interests.

Other Claims – W&T is a party to various pending or threatened claims and complaints seeking damages or other remedies concerning commercial operations and other matters in the ordinary course of our business. In addition, claims or contingencies may arise related to matters occurring prior to the Company’s acquisition of properties or related to matters occurring subsequent to our sale of properties. In certain cases, W&T has indemnified the sellers of properties acquired, and in other cases, W&T has indemnified the buyers of properties sold. The Company is also subject to federal and state administrative proceedings conducted in the ordinary course of business including matters related to alleged royalty underpayments on certain federal-owned properties. Although W&T can give no assurance about the outcome of pending legal and federal or state administrative proceedings and the effect such an outcome may have, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity.

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

These forward-looking statements are subject to risks, uncertainties and assumptions, most of which are difficult to predict and many of which are beyond our control. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, estimates, expected future developments and other factors we believe are appropriate in the circumstances. Known material risks that may affect our financial condition and results of operations are discussed in Part I, Item 1A, Risk Factors, and market risks are discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2021 Annual Report, and may be discussed or updated from time to time in subsequent reports filed with the SEC.

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

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico. As of June 30, 2022, we hold working interests in 47 offshore fields in federal and state waters (44 fields producing and 3 fields capable of producing, which include 39 fields in federal waters and 8 in state waters). We currently have under lease approximately 637,000 gross acres (453,200 net acres) spanning across the outer continental shelf (“OCS”) off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 8,000 gross acres in Alabama State waters, 454,000 gross acres on the conventional shelf and approximately 175,000 gross acres in the deepwater. A majority of our daily production is derived from wells we operate. Our interests in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiaries, Aquasition LLC, Aquasition II LLC, W & T Energy VI, LLC, Delaware limited liability companies, and through our proportionately consolidated interest in Monza, as described in more detail in Financial Statements – Note 6 – Joint Venture Drilling Program under Part I, Item 1 in this Quarterly Report.

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

In addition to such industry-specific risks, the global public health crisis associated with COVID-19 has created uncertainty for global economic activity since March 2020. Since 2021, increased mobility, deployment of vaccines and other factors have resulted in increased oil demand and commodity prices. However, new variants of the virus continue to emerge and it is difficult to assess if such variants will cause meaningful disruptions in economic activity across the world and if there will be any significant impacts in demand for energy because of the ongoing pandemic.

Most recently, WTI crude oil prices and NYMEX Henry Hub natural gas prices have surged, closing the second quarter at over $100 per barrel and $6.50 per Mcf, respectively, as a result of the ongoing Russia-Ukraine conflict and related sanctions and concerns that it might result in significant oil and gas supply shortages. In response, governmental authorities have implemented, and are expected to continue to implement, measures to address rising crude oil prices, including releasing emergency oil reserves. Additionally, while Organization of Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC+”) remained committed to steady and predictable production increases throughout 2022, it is difficult to determine whether it will change its production output policy or whether its members will remain committed to the production quotas set by the organization as a result of these events.

Higher energy prices, along with the global supply chain issues and other factors, have increased inflationary pressures, which has led or may lead to increased costs of services and certain materials necessary for our operations. As a result of these factors, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes or revenues.

Per the Energy Information Administration, average crude oil prices using the WTI daily spot price increased to $102.01 per barrel during the six months ended June 30, 2022 compared to $62.21 per barrel during the six months ended June 30, 2021 (64.0% increase). The NYMEX Henry Hub average daily natural gas spot price increased to $6.08 per Mcf for the six months ended June 30, 2022 compared to $3.22 per Mcf during the six months ended June 30, 2021 (88.8% increase). These increases were primarily caused by increased demand related to supply uncertainties due to Russia’s invasion of Ukraine and general expanding economic activity.

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

Surety Bond Collateral – Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes or bonds associated with our appeals of Department of the Interior’s orders or demands have on occasion requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and materially impact our liquidity. In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion. No additional demands were made to us by sureties during 2022 as of the filing date of this Form 10-Q and we currently do not have surety bond collateral outstanding. The issuance of any additional surety bonds or other security to satisfy future BOEM orders, collateral requests from surety bond providers, and collateral requests from other third parties may require the posting of cash collateral, which may be significant, and may require the creation of escrow accounts.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, natural gas and NGL revenues do not include the effects of derivatives, which are reported in Derivative (gain) loss in our Condensed Consolidated Statements of Operations. The following table presents our sources of revenue as a percentage of total revenue:

	Three Months Ended June 30,
	2022	2021
Oil	58.1%	66.3%
NGLs	6.1%	6.6%
Natural gas	33.8%	24.5%
Other	2.0%	2.6%

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change

	(In thousands, except realized sales price data)
Revenues:
Oil	$159,264	$88,013	$71,251
NGLs	16,735	8,833	7,902
Natural gas	92,413	32,470	59,943
Other	5,396	3,512	1,884
Total revenues	273,808	132,828	140,980

Production Volumes:
Oil (MBbls)	1,476	1,352	124
NGLs (MBbls)	384	337	47
Natural gas (MMcf)	11,995	12,189	(194)
Total oil equivalent (MBoe)	3,859	3,721	138

Average daily equivalent sales (Boe/day)	42,407	40,888	1,518

Average realized sales prices:
Oil ($/Bbl)	$107.90	$65.11	42.79
NGLs ($/Bbl)	43.58	26.18	17.40
Natural gas ($/Mcf)	7.70	2.66	5.04
Oil equivalent ($/Boe)	69.55	34.75	34.80
Oil equivalent ($/Boe), including realized commodity derivatives	90.20	30.63	59.57

Volume measurements not previously defined:
MBbls — thousand barrels for crude oil, condensate or NGLs	Mcf — thousand cubic feet
MBoe — thousand barrels of oil equivalent	MMcf – million cubic feet

Changes in average sales prices (which does not give effect to hedging) and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2022 and 2021 (in thousands):

	Price	Volume	Total
Oil	$63,171	$8,080	$71,251
NGLs	60,462	(519)	59,943
Natural gas	6,794	1,108	7,902
	$130,427	$8,669	$139,096

Realized Prices on the Sale of Oil, NGLs and Natural Gas – Our average realized crude oil sales price differs from the WTI benchmark average crude price due primarily to premiums or discounts, crude oil quality adjustments, and volume weighting (collectively referred to as differentials). Crude oil quality adjustments can vary significantly by field as a result of quality and location. All of our crude oil is produced offshore in the Gulf of Mexico and is primarily characterized as Poseidon, Light Louisiana Sweet (“LLS”), and Heavy Louisiana Sweet (“HLS”). Similar to crude oil prices, the differentials for our offshore crude oil have also been volatile in the past. The monthly average differentials of WTI versus Poseidon, HLS and LLS for the three months ended June 30, 2022 declined on average by approximately $2.20, $0.79, and $0.19 per barrel, respectively, compared to 2021 for these types of crude oil, with the Poseidon having negative differentials as measured on an index basis and HLS and LLS having positive differentials.

Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel. For the three months ended June 30, 2022 compared to the three months ended June 30, 2021, average prices for domestic ethane increased by 126.6% and average domestic propane prices increased by 128.0% as measured using a price index for Mount Belvieu. The average prices for other domestic NGLs components increased between 42.3% and 71.7% for the three months ended June 30, 2022 compared to the same period in 2021. We believe the change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

The actual prices we realize from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. The sales points of our gas production are generally within close proximity to the Henry Hub which creates a minimal differential in the prices we receive for our production versus average Henry Hub prices.

Oil, NGLs, and Natural Gas Volumes – Production volumes increased by 138 MBoe to 3,859 MBoe in the three months ended June 30, 2022 compared to the same period in 2021, primarily due the acquisition of the Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields. See Financial Statements – Note 4 – Acquisitions under Part I, Item 1 of this Quarterly Report for additional information. These increases were partially offset by natural declines of producing wells and shut-ins related to scheduled well maintenance.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes:

	Three Months Ended June 30,
	2022	2021	Change

Operating expenses:
Lease operating expenses	$52,976	$47,552	$5,424
Gathering, transportation and production taxes	9,181	6,780	2,401
Depreciation, depletion, amortization and accretion	34,360	30,952	3,408
General and administrative expenses	14,967	13,986	981
Total operating expenses	$111,484	$99,270	$12,214

Average per Boe ($/Boe):
Lease operating expenses	$13.73	$12.78	$0.95
Gathering, transportation and production taxes	2.38	1.82	0.56
DD&A	8.90	8.32	0.58
G&A expenses	3.88	3.76	0.12
Operating expenses	$28.89	$26.68	$2.21

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $5.4 million to $53.0 million for the three months ended June 30, 2022 compared to $47.6 million for the three months ended June 30, 2021. On a component basis, base lease operating expenses increased $2.2 million, workover expenses increased $0.7 million, facilities maintenance expense increased $3.6 million, and hurricane repairs decreased $1.1 million.

Base lease operating expenses increased primarily due to increased expenses related to the Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields acquired, partially offset by decreased contract labor and supplies at various fields. The increases in workover expenses and facilities maintenance expense were due to an increase in projects undertaken. Workovers and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. Lastly, during the three months ended June 30, 2021 we incurred $1.1 million in expenses related to repairs associated with hurricanes that we did not incur during the three months ended June 30, 2022.

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $2.4 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the increase in realized natural gas prices and increased NGL prices in the three months ended June 30, 2022 as compared to the comparable prior year period.

Depreciation, depletion, amortization and accretion (“DD&A”) – DD&A, which includes accretion for ARO, increased to $8.90 per Boe for the three months ended June 30, 2022 from $8.32 per Boe for the three months ended June 30, 2021. On a nominal basis, DD&A increased 11.0%, or $3.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to an increased DD&A per Boe rate and, to a lesser extent, the increase in production volumes. The DD&A rate per Boe increased mostly as a result of increases in the capital expenditures and future development costs included in the depreciable base associated with an increase in economic proved undeveloped wells due to higher oil and gas prices compared to the smaller increase in proved reserves over the comparable prior year period.

General and administrative expenses (“G&A”) – G&A increased $1.0 million, to $15.0 million for the three months ended June 30, 2022 as compared to $14.0 million for the three months ended June 30, 2021. The increase was primarily due to the increase in allowance for credit losses recorded during the three months ended June 30, 2022 and the increase in share based compensation expense as compared to the prior year quarter.

Other Income and Expense

The following table presents the components of other income and expense for the periods presented and corresponding changes:

	Three Months Ended June 30,
	2022	2021	Change

Other income and expenses:
Derivative (gain) loss	$(8,854)	$81,440	$(90,294)
Interest expense, net	18,183	16,530	1,653
Other income, net	(1,534)	—	(1,534)
Income tax expense (benefit)	31,093	(12,740)	43,833

Derivative (gain) loss – During the three months ended June 30, 2022, the $8.9 million derivative gain recorded for crude oil and natural gas derivative contracts consists of $79.7 million of realized gains and $70.8 million of unrealized losses, net from the decrease in the fair value of open contracts. During the three months ended June 30, 2021, the $81.4 million derivative loss recorded for crude oil and natural gas derivative contracts consisted of $15.3 million in realized losses and $66.1 million of unrealized losses from the decrease in the fair value of open oil and natural gas contracts.

In the second quarter of 2022, the Company monetized a portion of existing hedge positions through restructuring of strike prices on certain outstanding purchased calls covering the second half of 2022 through the first quarter of 2025. This transaction resulted in net cash proceeds of $105.3 million. As part of this monetization, the Company restructured its purchased call options on natural gas to increase the weighted-average strike price to $7.48 per Mmbtu from $3.78 per Mmbtu for the remainder of 2022, $7.50 per Mmbtu from $3.50 per Mmbtu for 2023, $6.13 per Mmbtu from $3.50 per Mmbtu for 2024, and $5.50 per Mmbtu from $3.50 per Mmbtu for the first quarter of 2025. These calls cover approximately 85% of its anticipated natural gas production for the balance of 2022.

Unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through April 2028, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Financial Statements – Note 8 –Derivative Financial Instruments under Part I, Item 1 of this Quarterly Report for additional information.

Interest expense, net – Interest expense, net, was $18.2 million and $16.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.7 million in 2022 is primarily due to a full three months of interest expense on the principal balance of the Term Loan entered into in May 2021.

Other income, net – During the three months ended June 30, 2022, other income, net, consists of non-recurring adjustments partially offset by expenses for additional contingent abandonment obligations pertaining to certain of legacy Gulf of Mexico properties. See Financial Statements– Note 12 – Contingencies under Part I, Item 1 of this Quarterly Report for additional information.

Income tax expense (benefit) – Our income tax expense for the three months ended June 30, 2022 was $31.1 million compared to income tax benefit of $12.7 million during the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, our income tax benefit differed from the statutory Federal tax rate primarily by the impact of state income taxes and adjustments to our valuation allowance. Our effective tax rate was 20.1% and 19.8% for the three months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the valuation allowance on our deferred tax assets was $15.7 million. We continually evaluate the need to maintain a valuation allowance on our deferred tax assets. Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs. See Financial Statements – Note 10 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, natural gas and NGL revenues do not include the effects of derivatives, which are reported in “Derivative (gain) loss” in our Condensed Consolidated Statements of Operations. The following table presents our sources of revenue as a percentage of total revenue:

	Six Months Ended June 30,
	2022	2021
Oil	60.7%	64.3%
NGLs	6.6%	7.0%
Natural gas	30.9%	26.6%
Other	1.8%	2.1%

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and realized sales prices (which exclude the effect of hedging unless otherwise stated) for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

Revenues:
Oil	$281,966	$166,153	$115,813
NGLs	30,555	18,193	12,362
Natural gas	143,779	68,679	75,100
Other	8,512	5,451	3,061
Total revenues	$464,812	$258,476	$206,336

Production Volumes:
Oil (MBbls)	2,780	2,729	51
NGLs (MBbls)	733	729	4
Natural gas (MMcf)	22,466	22,988	(522)
Total oil equivalent (MBoe)	7,257	7,290	(33)

Average daily equivalent sales (Boe/day)	40,094	40,278	(184)

Average realized sales prices:
Oil ($/Bbl)	$101.43	$60.88	$40.54
NGLs ($/Bbl)	41.68	24.94	16.75
Natural gas ($/Mcf)	6.40	2.99	3.41
Oil equivalent ($/Boe)	62.88	34.71	28.17
Oil equivalent ($/Boe), including realized commodity derivatives	67.83	31.47	36.36

Changes in average sales prices (which does not give effect to hedging) and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2022 and 2021 (in thousands):

	Price	Volume	Total
Oil	$112,706	$3,107	$115,813
NGLs	12,380	(18)	12,362
Natural gas	76,660	(1,560)	75,100
	$201,746	$1,529	$203,275

Realized Prices on the Sale of Oil, NGLs and Natural Gas – The monthly average differentials of WTI versus Poseidon, HLS and LLS for the six months ended June 30, 2022 declined on average by approximately $2.08, $0.53, and $0.02 per barrel, respectively, compared to 2021 for these types of crude oil, with the Poseidon having negative differentials as measured on an index basis and HLS and LLS having positive differentials. Similar to crude oil prices, the differentials for our offshore crude oil have also experienced volatility in the past.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, average prices for domestic ethane increased by 98.2% and average domestic propane prices increased by 43.6% as measured using a price index for Mount Belvieu. The average prices for other domestic NGLs components increased between 56.7% and 72.1% for the six months ended June 30, 2022 compared to the same period in 2021. We believe the change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

The actual prices we realize from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. The sales points of our gas production are generally within close proximity to the Henry Hub which creates a minimal differential in the prices we receive for our production versus average Henry Hub prices.

Oil, NGLs, and Natural Gas Volumes – Production volumes in the six months ended June 30, 2022 were relatively flat compared to production volumes for the six months ended June 30, 2021. The increase in production volumes due to the acquisition of the Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields was offset by natural declines of producing wells and shut-ins related to scheduled well maintenance.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes:

	Six Months Ended June 30,
	2022	2021	Change

	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$96,387	$89,909	$6,478
Gathering, transportation and production taxes	14,448	13,095	1,353
Depreciation, depletion, amortization and accretion	65,271	57,589	7,682
General and administrative expenses	28,743	24,698	4,045
Total operating expenses	$204,849	$185,291	$19,558

Average per Boe ($/Boe):
Lease operating expenses	$13.28	$12.33	$0.95
Gathering, transportation and production taxes	1.99	1.79	0.20
DD&A	8.99	7.90	1.09
G&A expenses	3.96	3.39	0.57
Operating expenses	$28.22	$25.41	$2.81

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $6.5 million to $96.4 million for the six months ended June 30, 2022 compared to $89.9 million for the six months ended June 30, 2021. On a component basis, base lease operating expenses increased $1.8 million, workover expenses increased $3.3 million, facilities maintenance expense increased $4.8 million, and hurricane repairs decreased $3.4 million.

Base lease operating expenses increased primarily due to increased expenses related to the Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields acquired, partially offset by decreased contract labor and supplies at various fields. The increases in workover expenses and facilities maintenance expense were due to an increase in projects undertaken. Workovers and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. Lastly, during the six months ended June 30, 2021 we incurred $3.4 million in expenses related to repairs associated with hurricanes that we did not incur during the six months ended June 30, 2022.

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $1.4 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the increase in realized natural gas prices and increased NGL prices in the six months ended June 30, 2022 as compared to the comparable prior year period, partially offset by a one-time adjustment of $2.7 million in the first quarter of 2022 related to the calculation of production taxes payable.

Depreciation, depletion, amortization and accretion – DD&A, increased to $8.99 per Boe for the six months ended June 30, 2022 from $7.90 per Boe for the six months ended June 30, 2021.  On a nominal basis, DD&A increased 13.3%, or $7.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to a higher DD&A per Boe rate. The DD&A rate per Boe increased mostly as a result of increases in the capital expenditures and future development costs included in the depreciable base associated with an increase in economic proved undeveloped wells due to higher oil and gas prices compared to the smaller increase in proved reserves over the comparable prior year period.

General and administrative expenses – G&A increased $4.0 million to $28.7 million for the six months ended June 30, 2022 as compared to $24.7 million for the six months ended June 30, 2021. The increase was primarily due a $2.1 million employee retention credit recorded during the six months ended June 30, 2021 that did not recur during the six months ended June 30, 2022 as well as an increase in employee salaries, share-based compensation expense and allowances for credit losses.

Other Income and Expense

The following table presents the components of other income and expense for the periods presented and corresponding changes:

	Six Months Ended June 30,
	2022	2021	Change

Other income and expenses:
Derivative loss	$71,143	$106,020	$(34,877)
Interest expense, net	38,066	31,564	6,502
Other (income) expense, net	(629)	963	(1,592)
Income tax expense (benefit)	30,404	(12,944)	43,348

Derivative loss – During the six months ended June 30, 2022, the $71.1 million derivative loss recorded for crude oil and natural gas derivative contracts consists of $35.9 million of realized gains on settled contracts and $107.1 million of unrealized losses, net from the decrease in the fair value of open contracts. During the six months ended June 30, 2021, the $106.0 million derivative loss recorded for crude oil and natural gas derivative contracts consists of $23.6 million in realized losses on settled contracts and $82.4 million of unrealized losses from the decrease in the fair value of open oil and natural gas contracts.

In the second quarter of 2022, the Company monetized a portion of existing hedge positions through restructuring of strike prices on certain outstanding purchased calls covering the second half of 2022 through the first quarter of 2025. This transaction resulted in net cash proceeds of $105.3 million, through restriking exercise prices of outstanding purchased call options. As part of this monetization, the Company restructured its purchased call options on natural gas to increase the weighted-average strike price to $7.48 per Mmbtu from $3.78 per Mmbtu for the remainder of 2022, $7.50 per Mmbtu from $3.50 per Mmbtu for 2023, $6.13 per Mmbtu from $3.50 per Mmbtu for 2024, and $5.50 per Mmbtu from $3.50 per Mmbtu for the first quarter of 2025. These calls cover approximately 85% of its anticipated natural gas production for the balance of 2022.

Unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through April 2028, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Financial Statements – Note 8 –Derivative Financial Instruments under Part I, Item 1 of this Quarterly Report for additional information.

Interest expense, net – Interest expense, net, was $38.1 million and $31.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $6.5 million in 2022 is primarily due to a full six-months of interest expense on the principal balance of the Term Loan that was entered into in May 2021.

Other (income) expense, net – During the six months ended June 30, 2022, other income net, consists of non-recurring adjustments partially offset by expenses for additional contingent abandonment obligations pertaining to certain of legacy Gulf of Mexico properties. See Financial Statements– Note 12 – Contingencies under Part I, Item 1 of this Quarterly Report for additional information. During the six months ended June 30, 2021, the amount primarily consisted of expenses related to the amortization of the brokerage fee paid in connection with the Joint Venture Drilling Program.

Income tax expense (benefit) – Our income tax expense for the six months ended June 30, 2022 was $30.4 million compared to income tax benefit of $12.9 million during the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, our income tax benefit differed from the statutory Federal tax rate primarily by the impact of state income taxes and adjustments to our valuation allowance. Our effective tax rate was 20.1% and 19.8% for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the valuation allowance on our deferred tax assets was $15.7 million. We continually evaluate the need to maintain a valuation allowance on our deferred tax assets. Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs. See Financial Statements – Note 10 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

Liquidity and Capital Resources

Liquidity Overview

Our primary liquidity needs are to fund capital and operating expenditures and strategic acquisitions to allow us to replace our oil and natural gas reserves, repay and service outstanding borrowings, operate our properties and satisfy our ARO obligations. We have funded such activities in the past with cash on hand, net cash provided by operating activities, sales of property, securities offerings and bank and other borrowings, and expect to continue to do so in the future.

The primary sources of our liquidity are cash from operating activities and borrowings under our Credit Agreement. As of June 30, 2022, we had $377.7 million cash on hand and $50.0 million available under our Credit Agreement, based on a borrowing base of $50.0 million. At current pricing levels, we expect our cash flows to cover our liquidity requirements for the foreseeable future and we expect additional financing sources to be available if needed. Additionally, we believe our access to the equity markets from our ATM Program, our reserve based lending currently available under our Credit Agreement, along with our cash position, will provide us with sufficient liquidity to continue our growth to take advantage of the current commodity environment.

As of June 30, 2022, we had outstanding $552.5 million principal of Senior Second Lien Notes with an interest rate of 9.75% per annum that mature on November 1, 2023. We have commenced discussions with potential lenders and institutional investors regarding potential refinancing of all or a portion of the Senior Second Lien Notes prior to maturity, although there is no assurance as to the terms of any such refinancing or whether or when such refinancing will occur. We also may seek financings with longer tenors and market based covenants to continue to provide working and potential acquisition capital as well as provide funding for refinancing of all or a portion of our Senior Second Lien Notes. The terms of such financings, which may replace or augment our Credit Agreement and refinance all or a portion of our Senior Second Lien Notes, may vary significantly from those under the Credit Agreement and our Senior Second Lien Notes. We may also consider using a portion of our cash balances to reduce the amount required to be refinanced.

Sources and Uses of Cash

	Six Months Ended June 30,
	2022	2021	Change

	(In thousands)
Operating activities	$237,759	$46,194	$191,565
Investing activities	(78,900)	(8,932)	(69,968)
Financing activities	(26,934)	128,160	(155,094)

Operating activities – Net cash provided by operating activities increased $191.6 million for the six months ended June 30, 2022 compared to the corresponding period in 2021. This was primarily due to (i) the $202.6 million increase in oil, NGL, and natural gas revenues during the six months ended June 30, 2022 as compared to the prior year period, and (ii) $105.3 million of net cash proceeds received related to the monetization of certain natural gas call contracts through restructuring of strike prices. The increase in revenue was primarily due to the increase in realized prices for oil, NGLs, and natural gas. Our combined average realized sales price per Boe increased by 80.9% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which caused total revenues to increase $201.1 million.

These increases in operating cash flow were partially offset by (i) an increase in settlements of AROs which decreased operating cash flows $39.8 million as compared to $11.2 million for the six months ended June 30, 2022 and 2021, respectively, and (ii) changes in operating assets and liabilities (excluding ARO settlements) which decreased operating cash flows by $39.2 million as compared to $3.5 million for the six months ended June 30, 2022 and 2021, respectively, primarily related to higher oil and natural gas receivables balances due to higher realized prices.

Investing activities – Net cash used in investing activities increased $70.0 million for the six months ended June 30, 2022 compared to the corresponding period in 2021. The increase was primarily due to the acquisition of properties for $47.6 million along with other increases in capital spending during the six months ended June 30, 2022 compared to the same period in 2021.

Financing activities – During the six months ended June 30, 2022, cash used in financing activities was $26.9 million, primarily due to principal payments on the Term Loan. Net cash provided by financing activities was $128.2 million for the six months ended June 30, 2021 which included the proceeds from the Term Loan of $208.2 million, offset by repayment of $80.0 million of borrowings under the Credit Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Crude Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$107.90	$65.11	$101.43	$60.88
Effects of realized commodity derivatives	(18.22)	(8.86)	(17.47)	(7.20)
Average realized sales price, including realized commodity derivatives	$89.68	$56.25	$83.96	$53.68
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$7.70	$2.66	$6.40	$2.99
Effects of realized commodity derivatives (1)	8.88	(0.28)	3.76	(0.17)
Average realized sales price, including realized commodity derivatives	$16.58	$2.38	$10.16	$2.82

(1)	The three and six months ended June 30, 2022 includes the effect of the $138.0 million realized gain related to the monetization of certain natural gas call contracts through restructuring of strike prices.

Income Taxes – For 2022, we expect 10-12% of our income tax expense to be cash taxes. We do not have any outstanding current income taxes receivable and made a de minimis income tax payment during the six months ended June 30, 2022. See Financial Statements – Note 10 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, available liquidity and the results of our exploration and development activities.

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Exploration (1)	$9,854	$1,309
Development (1)	9,186	902
Acquisitions of interests	47,625	471
Seismic and other	6,449	3,172
Investments in oil and gas property/equipment – accrual basis	$73,114	$5,854

(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically in the Gulf of Mexico (in thousands):

	Six Months Ended June 30,
	2022	2021

	(In thousands)

Conventional shelf (1)	$7,849	$101
Deepwater	11,191	2,110
Exploration and development capital expenditures – accrual basis	$19,040	$2,211

(1)	Includes exploration and development capital expenditures in Alabama state waters.

The capital expenditures are included within Oil and natural gas properties and other, net on the Condensed Consolidated Balance Sheets and recorded on an accrual basis.  The capital expenditures reported within the Investing section of the Condensed Consolidated Statements of Cash Flows include adjustments to report cash payments related to capital expenditures.  Net cash used in investing activities for the six months ended June 30, 2022 included $5.8 million in working capital changes associated with capital expenditures incurred during the six months ended June 30, 2022, but not yet paid. Our capital expenditures for the six months ended June 30, 2022 were financed by cash flow from operations and cash on hand.

Acquisitions – As described in Financial Statements – Note 4 – Acquisitions under Part I, Item 1 of this Quarterly Report, the Company acquired working interest and operatorship of certain oil and natural gas producing properties in federal shallow waters in the Gulf of Mexico at Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields on February 1, 2022 and April 1, 2022. After normal and customary post-effective date adjustments (including net operating cash flow attributable to the properties from the effective date to the respective close date), cash consideration of approximately $30.2 million and $17.5 million was paid to the sellers. The transaction was funded using cash on hand.

Asset Retirement Obligations – Each quarter, we review and revise our ARO estimates. Our ARO estimates as of June 30, 2022 and December 31, 2021 were $460.8 million and $424.5 million, respectively. The increase is primarily due to the acquisition of assets as described above. These increases were partially offset by $39.8 million related to liabilities settled. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Risk Factors, under Part I, Item 1A of our 2021 Annual Report for additional information.

Drilling Activity

We did not drill any wells in the six months ended June 30, 2022. During the six months ended June 30, 2022, we completed the East Cameron 349 B-1 well (Cota). The Cota well is in the Monza Joint Venture Drilling Program. See Financial Statements – Note 6 –Joint Venture Drilling Program under Part I, Item 1 of this Quarterly Report for additional information.

Debt

Term Loan – As of June 30, 2022, we had $165.9 million of Term Loan principal outstanding. The Term Loan requires quarterly amortization payments which began September 30, 2021, bears interest at a fixed rate of 7% per annum and will mature on May 19, 2028. The Term Loan is non-recourse to the Company and its subsidiaries other than Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers, and is not secured by any assets other than first lien security interests in the equity in the Subsidiary Borrowers and a first lien mortgage security interest and mortgages on certain assets of Subsidiary Borrowers (the Mobile Bay Properties). See Financial Statements – Note 2 –Debt under Part I, Item 1 of this Quarterly Report for additional information.

Credit Agreement. During the six months ended June 30, 2022, we had no borrowings incurred or outstanding under the Credit Agreement.

Senior Second Lien Notes – As of June 30, 2022, we had outstanding $552.5 million principal of Senior Second Lien Notes with an interest rate of 9.75% per annum that mature on November 1, 2023. The Senior Second Lien Notes are secured by a second-priority lien on all of our assets that are secured under the Credit Agreement. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

Debt Covenants – The Term Loan, Credit Agreement, and Senior Second Lien Notes contain financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the respective Subsidiary Credit Agreement, Credit Agreement and the indenture related to the Senior Second Lien Notes. We were in compliance with all applicable covenants of the Term Loan, Credit Agreement and the Senior Second Lien Notes indenture as of and for the period ended June 30, 2022. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

The Subsidiary Borrowers

On May 19, 2021, we formed A-I LLC and A-II LLC, both indirect, wholly-owned subsidiaries of W&T Offshore, Inc., through their parent, Aquasition Energy LLC (collectively, the “Aquasition Entities”). Concurrently, A-I LLC and A-II II LLC, entered into a credit agreement providing for the Term Loan in an initial aggregate principal amount equal to $215.0 million. Proceeds of the Term Loan were used by A-I LLC and A-II LLC to fund the acquisition of the Mobile Bay Properties and the Midstream Assets, respectively, from the Company. The Term Loan is non-recourse to the Company and any subsidiaries other than the Aquasition Entities, and is secured by the first lien security interests in the equity of the Aquasition Entities and a first lien mortgage security interest in the Mobile Bay Properties. The See Financial Statements – Note 5 – Subsidiary Borrowers under Part II, Item 1 in this Quarterly Report for additional information.

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

Below is consolidating balance sheet information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Condensed Consolidated Balance Sheet as of June 30, 2022 (in thousands):

	Consolidated Balance Sheet	Eliminations of Unrestricted Subsidiaries	Consolidated Balance Sheet of restricted subsidiaries
Assets
Current assets:
Cash and cash equivalents	$377,724	$(34,117)	$343,607
Restricted cash	4,417	—	4,417
Receivables:
Oil and natural gas sales	99,155	(59,706)	39,449
Joint interest, net	13,370	6,413	19,783
Total receivables	112,525	(53,293)	59,232
Prepaid expenses and other assets	53,073	(102)	52,971
Total current assets	547,739	(87,512)	460,227
Oil and natural gas properties and other, net	741,390	(277,418)	463,972
Restricted deposits for asset retirement obligations	21,667	—	21,667
Deferred income taxes	75,474	—	75,474
Other assets	53,538	20,962	74,500
Total assets	$1,439,808	$(343,968)	$1,095,840
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$86,290	$(38,535)	$47,755
Undistributed oil and natural gas proceeds	51,215	(10,591)	40,624
Asset retirement obligations	51,504	—	51,504
Accrued liabilities	153,967	(73,633)	80,334
Current portion of long-term debt	37,199	(37,199)	—
Income tax payable	3,356	—	3,356
Total current liabilities	383,531	(159,958)	223,573
Long-term debt
Principal	681,179	(128,719)	552,460
Unamortized debt issuance costs	(9,205)	5,569	(3,636)
Long-term debt, net	671,974	(123,150)	548,824
Asset retirement obligations, less current portion	409,265	(57,532)	351,733
Other liabilities	99,294	(80,135)	19,159
Deferred income taxes	113	—	113
Common stock	1	—	1
Additional paid-in capital	554,755	—	554,755
Retained deficit	(654,958)	76,807	(578,151)
Treasury stock, at cost	(24,167)	—	(24,167)
Total shareholders’ deficit	(124,369)	76,807	(47,562)
Total liabilities and shareholders’ deficit	$1,439,808	$(343,968)	$1,095,840

Below is Consolidating Statement of Operations information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Condensed Consolidated Statement of Operations for the six months ended June 30, 2022 (in thousands):

	Consolidated	Eliminations of Unrestricted Subsidiaries	Consolidated restricted subsidiaries
Revenues:
Oil	$281,966	$(414)	$281,552
NGLs	30,555	(19,028)	11,527
Natural gas	143,779	(98,623)	45,156
Other	8,512	(6,296)	2,216
Total revenues	464,812	(124,361)	340,451
Operating expenses:
Lease operating expenses	96,387	(23,740)	72,647
Gathering, transportation and production taxes	14,448	(7,551)	6,897
Depreciation, depletion, amortization and accretion	65,271	(1,285)	63,986
General and administrative expenses	28,743	(609)	28,134
Total operating expenses	204,849	(33,185)	171,664
Operating income (loss)	259,963	(91,176)	168,787

Interest expense (income), net	38,066	(8,436)	29,630
Derivative loss (gain)	71,143	(132,046)	(60,903)
Other expense, net	(629)	—	(629)
Income before income taxes	151,383	49,306	200,689
Income tax benefit	30,404	—	30,404
Net income	$120,979	$49,306	$170,285

The following table presents our produced oil, NGLs and natural gas volumes (net to our interests) from the Subsidiary Borrowers for the six months ended June 30, 2022:

Six Months Ended June 30,
Production Volumes:	2022
Oil (MBbls)	7
NGLs (MBbls)	468
Natural gas (MMcf)	15,166
Total oil equivalent (MBoe)	3,003

Contractual Obligations

As of June 30, 2022, there were no long-term drilling rig commitments. Contractual obligations as of June 30, 2022 did not change materially from the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part II, Item 7 of our 2021 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the types of market risks for the June 30, 2022 did not change materially from the disclosures in Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of our 2021 Annual Report. In addition, the information contained herein should be read in conjunction with the related disclosures in our 2021 Annual Report.

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

As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have each concluded that as of June 30, 2022, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations could be adversely impacted by cybersecurity incidents, which could affect the systems, processes and data needed to run our business and report our results.

We rely on our information technology infrastructure and management information systems to operate and record aspects of our business. Although we take measures to protect against cybersecurity risks, including unauthorized access to our confidential and proprietary information, our cybersecurity measures may not be able to detect or prevent every attempted cybersecurity incident. For instance, we may not be able to anticipate, detect or prevent cybersecurity attacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity incidents include, among other things, unauthorized access to or misuse of our information technology systems, hacking, phishing, computer viruses, interference with treasury function, theft or acts of vandalism or terrorism. In addition, a cybersecurity attack or security breach could ultimately result in liability under data privacy laws, regulatory penalties, damage to our reputation, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences.

While we have experienced cybersecurity incidents to our systems, we have not suffered any material impact to our business and operations related to such incidents. A cybersecurity incident or other security breach could result in an interruption in our operations, malfunction of our platform control devices, disabling of our communication links, the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information, unauthorized publication of our confidential business or proprietary information, unauthorized release of landowner or employee data, violation of privacy or other laws and exposure to litigation or government enforcement actions. Additionally, if an increased number of our employees and service providers are working from home and connecting to our networks remotely, this may further increase the risk of, and our vulnerability to, a cybersecurity attack or security breach to our network. The recent invasion of parts of Ukraine by Russia, and the impact of world sanctions against Russia and the potential for retaliatory acts from Russia, could also result in increased cybersecurity attacks against U.S. companies. Ultimately, cybersecurity incidents and security breaches could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

In conducting a recent review of the Company’s cybersecurity and information technology infrastructure, measures and controls, we became aware that the cybersecurity measures and controls of the Company and its primary third-party information technology service provider responsible for the management, operation and servicing of such infrastructure did not align with customary industry practices. The Company is currently in the process of remediating the identified issues, including implementing new or updated cybersecurity policies and procedures, engaging new personnel, including a newly hired chief information officer responsible for our information technology and cybersecurity measures, and transitioning away from certain legacy systems and service providers. Although our cybersecurity review has not to date identified any material adverse impact on our business, financial condition or results of operations or the accuracy of our financial statements, our improvements to our cybersecurity and information technology infrastructure, measures and controls may not prove to be effective in deterring cybersecurity incidents or other security breaches in the future.

Moreover, as cyber incidents become more sophisticated, we may need to develop, modify, upgrade or enhance our information technology infrastructure and cybersecurity measures to secure our business. This can lead to increased cybersecurity protection costs, including making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These events could have a material adverse effect on our financial condition, liquidity or results of operations or the integrity of the systems, processes and data needed to run our business.

We outsource substantially all of our information technology infrastructure and the management and servicing of such infrastructure, which makes us more dependent upon third parties and exposed to related risks. We are in the process of transitioning substantially all of such infrastructure, which subjects us to increased costs and risks.

We have historically outsourced substantially all of our information technology infrastructure and the management and servicing of such infrastructure to a limited number of third-party service providers. As a result, we rely on third parties that we do not control to ensure that our technology needs are sufficiently met, and cyber risks are effectively managed. This reliance has subjected us to certain cybersecurity risks arising from the loss of control over certain processes, including the potential misappropriation, destruction, corruption or unavailability of certain data and systems, such as confidential or proprietary information. As such, a failure of any of our information technology service providers to perform its management and operational duties securely and effectively may have a material adverse effect on our financial condition, liquidity or results of operations or the integrity of the systems, processes and data needed to run our business.  We also have not had written agreements with our primary service provider, which exposed us to additional risks with respect to the systems and data outsourced to such provider. In addition, our primary information technology service provider recently notified us of its intention to cease providing services to us by September 2, 2022, which will require rapid transition of these services and infrastructure inside the Company or to other providers. We may not be able to fully complete a transition before such termination, which could impair our ability to monitor our production and accurately prepare our results of operations in a timely fashion. Although we are moving certain services within the Company and transitioning to new service providers and implementing agreements with our providers, such transition exposes us to additional risks, including increased costs, focus of management’s attention, and loss, damage to or unavailability of data or systems, which could have an adverse effect on our business and results of operations.

We are subject to laws, rules, regulations and policies regarding data privacy and security. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

We are subject to a variety of federal, state and local laws, directives, rules and policies relating to data privacy and cybersecurity. The regulatory framework for data privacy and cybersecurity worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is also possible inquiries from governmental authorities regarding cybersecurity breaches increase in frequency and scope. These data privacy and cybersecurity laws also are not uniform, which may complicate and increase our costs for compliance. Any failure or perceived failure by us or our third-party service providers to comply with any applicable laws relating to data privacy and cybersecurity, or any compromise of security that results in the unauthorized access, improper disclosure, or misappropriation of data, could result in significant liabilities and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and operations.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Third Amended and Restated Bylaws

On August 7, 2022, the Board of Directors of W&T Offshore, Inc. approved certain amendments (the “Amendments”) to the Company’s Second Amended and Restated Bylaws. The Amendments revise the indemnification provisions and added new forum selection provisions. The Amendments also include certain other ministerial clarifications and updates.

The Third Amended and Restated Bylaws of the Company, reflecting the Amendments, were effective on August 7, 2022. The foregoing description does not purport to be complete and is qualified in its entirety by the text of the Third Amended and Restated Bylaws of the Company, a copy of which is filed herewith as Exhibit 3.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Indemnification Agreements

On August 8, 2022, the Company entered into Indemnification Agreements (the “Indemnification Agreements”) with each of the Company’s directors and officers (as defined under Rule 16a-1(f)). The Indemnification Agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law against liability that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The foregoing description does not purport to be complete and is qualified in its entirety by the text of the Indemnification Agreements, a form of which is filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

3.4*	Third Amended and Restated Bylaws of W&T Offshore, Inc.

10.1*	Restricted Stock Unit Agreement (Service-based Vesting), pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan.

10.2*	Restricted Stock Unit Agreement (Performance Vesting), pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan.

10.3*	Form of Indemnification Agreement by and between W&T Offshore, Inc. and each of its directors and certain of its officers.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2022.

W&T OFFSHORE, INC.

By:	/s/ Janet Yang
Janet Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant