Form 10-Q
period 2023-03-31
W&T OFFSHORE INC
filed 2023-05-10
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 30, 2023 there were 146,460,902 shares outstanding of the registrant’s common stock, par value $0.00001, outstanding.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$177,389	$461,357
Restricted cash	4,417	4,417
Receivables:
Oil and natural gas sales	45,525	66,146
Joint interest, net	17,116	14,000
Total receivables	62,641	80,146
Prepaid expenses and other assets (Note 1)	22,483	24,343
Total current assets	266,930	570,263

Oil and natural gas properties and other, net (Note 1)	724,025	735,215

Restricted deposits for asset retirement obligations	21,565	21,483
Deferred income taxes	52,884	57,280
Other assets (Note 1)	44,897	47,549
Total assets	$1,110,301	$1,431,790
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$75,979	$65,158
Undistributed oil and natural gas proceeds	31,678	41,934
Advances from joint interest partners	3,160	3,181
Asset retirement obligations	9,859	25,359
Accrued liabilities (Note 1)	26,215	74,041
Current portion of long-term debt, net	30,801	582,249
Income tax payable	4,655	412
Total current liabilities	182,347	792,334
Long-term debt (Note 2)
Principal	381,027	114,158
Unamortized debt issuance costs	(8,554)	(2,970)
Long-term debt, net (Note 2)	372,473	111,188

Asset retirement obligations, less current portion	459,347	441,071
Other liabilities (Note 1)	41,998	59,134
Deferred income taxes	72	72
Commitments and contingencies (Note 11)	19,226	20,357
Shareholders’ equity:
Preferred stock, $0.00001 par value; 20,000 shares authorized; none issued at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 149,330 issued and 146,461 outstanding at March 31, 2023; 149,002 issued and 146,133 outstanding at December 31, 2022	1	1
Additional paid-in capital	577,787	576,588
Retained deficit	(518,783)	(544,788)
Treasury stock, at cost; 2,869 shares at March 31, 2023 and December 31, 2022	(24,167)	(24,167)
Total shareholders’ equity	34,838	7,634
Total liabilities and shareholders’ equity	$1,110,301	$1,431,790

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Oil	$97,000	$122,702
NGLs	7,795	13,820
Natural gas	24,804	51,366
Other	2,126	3,116
Total revenues	131,725	191,004
Operating expenses:
Lease operating expenses	65,186	43,411
Gathering, transportation and production taxes	6,136	5,267
Depreciation, depletion, and amortization	22,624	24,675
Asset retirement obligations accretion	7,510	6,236
General and administrative expenses	19,919	13,776
Total operating expenses	121,375	93,365
Operating income	10,350	97,639

Interest expense, net	14,713	19,883
Derivative (gain) loss	(39,240)	79,997
Other expense, net	233	905
Income (loss) before income taxes	34,644	(3,146)
Income tax expense (benefit)	8,639	(689)
Net income (loss)	$26,005	$(2,457)

Net income (loss) per common share:
Basic	$0.18	$(0.02)
Diluted	$0.17	$(0.02)
Weighted average common shares outstanding:
Basic	146,418	142,942
Diluted	148,726	142,942

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2022	146,133	$1	$576,588	$(544,788)	2,869	$(24,167)	$7,634
Share-based compensation	—	—	1,922	—	—	—	1,922
Stock Issued	328	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(723)	—	—	—	(723)
Net income	—	—	—	26,005	—	—	26,005
Balances at March 31, 2023	146,461	$1	$577,787	$(518,783)	2,869	$(24,167)	$34,838

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2021	142,863	$1	$552,923	$(775,937)	2,869	$(24,167)	$(247,180)
Share-based compensation	—	—	520	—	—	—	520
Stock Issued	149	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(268)	—	—	—	(268)
Net loss	—	—	—	(2,457)	—	—	(2,457)
Balances at March 31, 2022	143,012	$1	$553,175	$(778,394)	2,869	$(24,167)	$(249,385)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$26,005	$(2,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	30,134	30,911
Amortization and write off of debt issuance costs	3,249	2,594
Share-based compensation	1,922	520
Derivative (gain) loss	(39,240)	79,997
Derivative cash (payments) receipts, net	(5,328)	(30,515)
Deferred income taxes	4,396	(733)
Changes in operating assets and liabilities:
Oil and natural gas receivables	20,621	(37,774)
Joint interest receivables	(3,116)	(4,476)
Prepaid expenses and other assets	31,489	(12,183)
Income tax	4,243	44
Asset retirement obligation settlements	(8,642)	(5,492)
Cash advances from JV partners	(21)	(8,550)
Accounts payable, accrued liabilities and other	(42,277)	15,651
Net cash provided by operating activities	23,435	27,537
Investing activities:
Investment in oil and natural gas properties and equipment	(7,367)	(17,439)
Changes in operating assets and liabilities associated with investing activities	(5,791)	2,630
Acquisition of property interests	—	(30,153)
Purchases of furniture, fixtures and other	(156)	—
Net cash used in investing activities	(13,314)	(44,962)
Financing activities:
Issuance of 11.75% Senior Second Lien Notes	275,000	—
Repayments on 9.75% Second Senior Lien Notes	(552,460)	—
Repayments on Term Loan	(9,552)	(12,630)
Debt issuance costs	(6,354)	—
Other	(723)	(269)
Net cash used in financing activities	(294,089)	(12,899)
Decrease in cash and cash equivalents	(283,968)	(30,324)
Cash and cash equivalents and restricted cash, beginning of period	465,774	250,216
Cash and cash equivalents and restricted cash, end of period	$181,806	$219,892

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2022 Annual Report on Form 10-K (the “2022 Annual Report”).

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

Summary of Significant Accounting Policies

Revenue and Accounts Receivable – The Company records revenues from the sale of oil, natural gas liquids (“NGLs”) and natural gas based on quantities of production sold to purchasers under short-term contracts (less than twelve months) at market prices when delivery to the customer has occurred, title has transferred, prices are fixed and determinable and collection is reasonably assured. Revenue from the sale of crude oil, NGLs and natural gas is recognized when performance obligations under the terms of the respective contracts are satisfied; this generally occurs with the delivery of oil, NGLs and natural gas to the customer. Each unit of product represents a separate performance obligation, therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The Company also has receivables related to joint interest arrangements primarily with mid-size oil and gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies. A loss methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected. The loss methodology uses historical data, current market conditions and forecasts of future economic conditions. The Company’s maximum exposure at any time would be the receivable balance. Joint interest receivables on the Condensed Consolidated Balance Sheets are presented net of allowance for credit losses of $11.9 million and $12.1 million as of March 31, 2023 and December 31, 2022, respectively.

Employee Retention Credit – Under the Consolidated Appropriations Act of 2021, the Company recognized a $2.2 million employee retention credit during the three months ended March 31, 2023, which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations.

Prepaid Expenses and Other Assets – The amounts recorded are expected to be realized within one year and the major categories are presented in the following table (in thousands):

	March 31, 2023	December 31, 2022
Derivatives(1) (Note 4)	$3,482	$4,954
Unamortized insurance/bond premiums	7,168	6,046
Prepaid deposits related to royalties	7,622	9,139
Prepayments to vendors	1,837	1,767
Prepayments to joint interest partners	1,708	1,717
Debt issue costs	640	687
Other	26	33
Prepaid expenses and other assets	$22,483	$24,343
(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net – Oil and natural gas properties and equipment are recorded at cost using the full cost method. There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	March 31, 2023	December 31, 2022
Oil and natural gas properties and equipment	$8,824,682	$8,813,404
Furniture, fixtures and other	21,071	20,915
Total property and equipment	8,845,753	8,834,319
Less: Accumulated depreciation, depletion, amortization and impairment	(8,121,728)	(8,099,104)
Oil and natural gas properties and other, net	$724,025	$735,215

Other Assets (long-term) – The major categories are presented in the following table (in thousands):

	March 31, 2023	December 31, 2022
Right-of-Use assets	$10,279	$10,364
Investment in White Cap, LLC	2,565	2,453
Proportional consolidation of Monza (Note 6)	11,233	9,321
Derivatives(1) (Note 4)	19,433	23,236
Other	1,387	2,175
Total other assets (long-term)	$44,897	$47,549
(1)	Includes open contracts.

Accrued Liabilities – The major categories are presented in the following table (in thousands):

	March 31, 2023	December 31, 2022
Accrued interest	$5,750	$8,967
Accrued salaries/payroll taxes/benefits	3,421	15,097
Litigation accruals	105	396
Lease liability	1,636	1,628
Derivatives(1) (Note 4)	14,250	46,595
Other	1,053	1,358
Total accrued liabilities	$26,215	$74,041
(1)	Includes closed contracts which have not yet settled.

Other Liabilities (long-term) – The major categories are presented in the following table (in thousands):

	March 31, 2023	December 31, 2022
Dispute related to royalty deductions	$5,250	$4,937
Derivatives (Note 4)	25,563	43,061
Lease liability	10,553	10,527
Other	632	609
Total other liabilities (long-term)	$41,998	$59,134

At-the-Market Equity Offering – On March 18, 2022, the Company filed a prospectus supplement related to the issuance and sale of up to $100,000,000 of shares of common stock under the Company’s “at-the-market” equity offering program (the “ATM Program”). The designated sales agents will be entitled to a placement fee of up to 3.0% of the gross sales price per share sold. During the three months ended March 31, 2023, the Company did not sell any shares in connection with the ATM Program. During the year ended December 31, 2022, the Company sold an aggregate of 2,971,413 shares for an average price of $5.72 per share in connection with the ATM Program and received proceeds, net of commissions and expenses, of $16.5 million.

NOTE 2 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	March 31, 2023	December 31, 2022
Term Loan:
Principal	$138,348	$147,899
Unamortized debt issuance costs	(4,145)	(4,592)
Total Term Loan	134,203	143,307

Credit Agreement borrowings:	—	—

11.75% Senior Second Lien Notes due 2026:
Principal	275,000	—
Unamortized debt issuance costs	(5,929)	—
Total 11.75% Senior Second Lien Notes due 2026	269,071	—

9.75% Senior Second Lien Notes due 2023:
Principal	—	552,460
Unamortized debt issuance costs	—	(2,330)
Total 9.75% Senior Second Lien Notes due 2023	—	550,130

Less current portion, net	(30,801)	(582,249)
Total long-term debt, net	$372,473	$111,188

Current Portion of Long-Term Debt, Net

As of March 31, 2023, the current portion of long-term debt of $30.8 million represented principal payments due within one year on the Term Loan (defined below), net of current unamortized debt issuance costs.

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

The Term Loan is non-recourse to the Company and any subsidiaries other than the Subsidiary Borrowers and the subsidiary that owns the equity in the Subsidiary Borrowers, and is secured by the first lien security interests in the equity of the Subsidiary Borrowers and a first lien mortgage security interest and mortgages on certain assets of the Subsidiary Borrowers (the Mobile Bay Properties, defined below). See Note 5 – Subsidiary Borrowers for additional information.

During the three months ended March 31, 2023, the Company repaid $9.6 million of principal outstanding. As of March 31, 2023, the Company had $138.3 million in principal amount of the Term Loan outstanding.

Credit Agreement

The Company has entered into a Credit Agreement with Calculus Lending, LLC (“Calculus”), a company affiliated with and controlled by W&T’s Chairman, Chief Executive Officer and President, Tracy W. Krohn, as sole lender under the Credit Agreement (as amended from time to time, the “Credit Agreement”). The Credit Agreement currently has a maturity date of January 3, 2024. Alter Domus (US) LLC serves as the administrative agent under the Credit Agreement. The primary terms and covenants associated with the Credit Agreement as of March 31, 2023, are as follows:

●	$100 million first priority lien secured revolving credit facility, with borrowings limited to a borrowing base of $50.0 million;
●	Outstanding borrowings accrue interest at SOFR plus 6.0% per annum;
●	The Company’s ratio of First Lien Debt (as such term is defined in the Credit Agreement) outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX (as such term is defined in the Credit Agreement) for the trailing four quarters must not be greater than 2.50 to 1.00 on the last day of any fiscal quarter commencing with the fiscal quarter ended March 31, 2022;
●	The Company’s ratio of Total Proved PV-10 to First Lien Debt (as such terms are defined in the Credit Agreement) as of the last day of any fiscal quarter commencing with the fiscal quarter ended March 31, 2022, must be equal to or greater than 2.00 to 1.00;
●	The ratio of the Company and its restricted subsidiaries’ consolidated current assets to consolidated current liabilities (subject in each case to certain exceptions and adjustments as set forth in the Credit Agreement) at the last day of any fiscal quarter must be greater than or equal to 1.00 to 1.00;
●	As of the last day of any fiscal quarter commencing with the fiscal quarter ended March 31, 2022, the Company and its restricted subsidiaries on a consolidated basis must pass a “Stress Test” to determine whether certain future net revenues from the Company’s and its restricted subsidiaries’ oil and gas properties included in the collateral are sufficient to satisfy the aggregate first lien indebtedness under the Credit Agreement assuming it is 100% funded or fully utilized; and
●	Certain related party transactions are required to meet certain arm’s length criteria; except in each case as specifically permitted or excluded from the covenant under the Credit Agreement.

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

As of March 31, 2023, there were no borrowings outstanding under the Credit Agreement and no borrowings had been incurred under the Credit Agreement during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the Company had $4.4 million outstanding in letters of credit which have been cash collateralized.

11.75% Senior Second Lien Notes due 2026

On January 27, 2023, the Company issued and sold $275 million in aggregate principal amount of its 11.75% Senior Second Lien Notes at par with an interest rate of 11.75% per annum that matures on February 1, 2026 (the “11.75% Senior Second Lien Notes”), which are governed under the terms of an indenture (the “Indenture”). Interest on the 11.75% Senior Second Lien Notes is payable in arrears on February 1 and August 1, commencing August 1, 2023. The 11.75% Senior Second Lien Notes will be recorded at their carrying value consisting of principal and unamortized debt issuance costs. The 11.75% Senior Second Lien Notes are secured by second-priority liens on the same collateral that is secured under the Credit Agreement, which does not include the Mobile Bay Properties and the related Midstream Assets. The estimated annual effective interest rate on the 11.75% Senior Second Lien Notes is 12.4%, which includes amortization of deferred interest costs.

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

Redemption of 9.75% Senior Second Lien Notes due 2023

On October 18, 2018, the Company issued $625.0 million of 9.75% Senior Second Lien Notes due 2023 (the “9.75% Senior Second Lien Notes”), which were issued at par with an interest rate of 9.75% per annum that matures on November 1, 2023.

On February 8, 2023, the Company redeemed all of the $552.5 million of aggregate principle outstanding of the 9.75% Senior Second Lien Notes at a redemption price of 100.0%, plus accrued and unpaid interest to the redemption date. The Company used the net proceeds of $270.8 million from the issuance of the 11.75% Senior Second Lien Notes and cash on hand of $296.1 million to fund the redemption.

Covenants

As of March 31, 2023 and for all prior measurement periods presented, the Company was in compliance with all applicable covenants of the Credit Agreement and the Indenture.

NOTE 3 – FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

Derivative financial instruments are reported in the Condensed Consolidated Balance Sheets using fair value. See Note 4 – Derivative Financial Instruments for additional information on derivative financial instruments. The Company measures the fair value of derivative financial instruments by applying the income approach, using models with inputs that are classified within Level 2 of the valuation hierarchy. The income approach converts expected future cash flows to a present value amount based on market expectations. The inputs used for the fair value measurement of derivative financial instruments are the exercise price, the expiration date, the settlement date, notional quantities, the implied volatility, the discount curve with spreads and published commodity future prices.

The following table presents the fair value of the Company’s derivative financial instruments (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Derivative instruments - current	$3,482	$4,954
Derivative instruments - long-term	19,433	23,236

Liabilities:
Derivative instruments - current	14,250	46,595
Derivative instruments - long-term	25,563	43,061

Debt Instruments

The following table presents the net value and fair value of the Company’s debt (in thousands):

	March 31, 2023		December 31, 2022
	Net Value	Fair Value	Net Value	Fair Value
Liabilities:
Term Loan	$134,203	$131,376	$143,307	$139,056
11.75% Senior Second Lien Notes due 2026	269,071	270,603	—	—
9.75% Senior Second Lien Notes due 2023	—	—	550,130	544,902
Total	$403,274	$401,979	$693,437	$683,958

The fair value of the Term Loan was measured using a discounted cash flows model and current market rates. The fair value of the 11.75% Senior Second Lien Notes and 9.75% Senior Second Lien Notes was measured using quoted prices, although the market is not a highly liquid market. The fair value of debt was classified as Level 2 within the valuation hierarchy.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

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

The natural gas contracts are based off the Henry Hub prices, which is quoted off the New York Mercantile Exchange (“NYMEX”).

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open derivative contracts as of March 31, 2023:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes	Volumes	Strike Price	Put Price	Call Price

Natural Gas - Henry Hub (NYMEX)		(MMbtu)(1)	(MMbtu)(1)	($/MMbtu)(1)	($/MMbtu)(1)	($/MMbtu)(1)
Apr 2023 - Dec 2023	calls	52,740	19,250,000	$—	$—	$7.50
Jan 2024 - Dec 2024	calls	65,000	23,790,000	$—	$—	$6.13
Jan 2025 - Mar 2025	calls	62,000	5,580,000	$—	$—	$5.50
Apr 2023 - Dec 2023(2)	swaps	54,247	19,800,000	$2.38	$—	$—
Jan 2024 - Dec 2024(2)	swaps	65,574	24,000,000	$2.46	$—	$—
Jan 2025 - Mar 2025(2)	swaps	63,333	5,700,000	$2.72	$—	$—
Apr 2025 - Dec 2025(2)	puts	62,182	17,100,000	$—	$2.27	$—
Jan 2026 - Dec 2026(2)	puts	55,890	20,400,000	$—	$2.35	$—
Jan 2027 - Dec 2027(2)	puts	52,603	19,200,000	$—	$2.37	$—
Jan 2028 - Apr 2028(2)	puts	49,587	6,000,000	$—	$2.50	$—

(1)	MMbtu – Million British Thermal Units
(2)	These contracts were entered into by the Company’s wholly owned subsidiary, A-I LLC, in conjunction with the Term Loan (see Note 5 – Subsidiary Borrowers).

Financial Statement Presentation

The following fair value of derivative financial instruments amounts were recorded in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses and other current assets	$3,482	$4,954
Other assets (long-term)	19,433	23,236
Accrued liabilities	14,250	46,595
Other liabilities (long-term)	25,563	43,061

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

Changes in the fair value and settlements of contracts are recorded on the Condensed Consolidated Statements of Operations as Derivative (gain) loss. The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Realized loss	$230	$43,694
Unrealized (gain) loss	(39,470)	36,303
Derivative (gain) loss	$(39,240)	$79,997

Cash payments on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Derivative (gain) loss	$(39,240)	$79,997
Derivative cash payments, net	(5,328)	(30,515)

NOTE 5 — SUBSIDIARY BORROWERS

On May 19, 2021, the Subsidiary Borrowers, entered into the Subsidiary Credit Agreement providing for the Term Loan in an aggregate principal amount equal to $215.0 million. Proceeds of the Term Loan were used by the Subsidiary Borrowers to (i) fund the acquisition of the Mobile Bay Properties and the Midstream Assets from the Company and (ii) pay fees, commissions and expenses in connection with the transactions contemplated by the Subsidiary Credit Agreement and the other related loan documents, including to enter into certain swap and put derivative contracts described in more detail under Note 4 – Derivative Financial Instruments, of this Quarterly Report on Form 10-Q.

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

During the year ended December 31, 2022, the Subsidiary Borrowers paid cash distributions to W&T of $30.2 million. During the three months ended March 31, 2023, no distributions were paid.

Consolidation and Carrying Amounts

The following table presents the amounts recorded by W&T on the Condensed Consolidated Balance Sheets related to the consolidation of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$17,958	$21,764
Receivables:
Oil and natural gas sales	8,753	37,344
Joint interest, net	(16,790)	(5,760)
Prepaid expenses and other assets	745	417
Oil and natural gas properties and other, net	289,139	280,649
Other assets	9,755	8,473
Liabilities:
Accounts payable	9,734	27,387
Undistributed oil and natural gas proceeds	2,714	7,930
Accrued liabilities	14,768	45,102
Current portion of long-term debt	30,800	32,119
Long-term debt, net	103,402	111,188
Asset retirement obligations	62,845	61,138
Other liabilities	30,031	47,398

The following table presents the amounts recorded by W&T in the Condensed Consolidated Statement of Operations related to the consolidation of the operations of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers (in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues	$21,123	$47,515
Total operating expenses	20,047	14,800
Interest expense, net	2,812	4,778
Derivative (gain) loss	(46,377)	96,158

NOTE 6 — JOINT VENTURE DRILLING PROGRAM

In March 2018, W&T and two other initial members formed and initially funded Monza, which jointly participates with the Company in the exploration, drilling and development of certain drilling projects (the “Joint Venture Drilling Program”) in the Gulf of Mexico. Subsequent to the initial closing, additional investors joined as members of Monza during 2018 and total commitments by all members, including W&T’s commitment to fund its retained interest in Monza projects held outside of Monza, was $361.4 million. W&T contributed 88.94% of its working interest in certain identified undeveloped drilling projects to Monza and retained 11.06% of its working interest. The Joint Venture Drilling Program is structured so that W&T initially receives an aggregate of 30.0% of the revenues less expenses, through the direct ownership from the retained working interest in the Monza projects and the Company’s indirect interest through its interest in Monza, for contributing 20.0% of the estimated total well costs plus associated leases and providing access to available infrastructure at agreed-upon rates. Any exceptions to this structure are approved by the Monza board of directors.

The members of Monza are third-party investors, W&T and an entity owned and controlled by Tracy W. Krohn, the Company’s Chief Executive Officer and President. The entity affiliated with the Company’s CEO invested as a minority investor on the same terms and conditions as the third-party investors, and its investment is limited to 4.5% of total invested capital within Monza, and made a capital commitment to Monza of $14.5 million.

Monza is an entity separate from any other entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of Monza’s assets prior to any value in Monza becoming available to holders of its equity. The assets of Monza are not available to pay creditors of the Company and its affiliates.

Through March 31, 2023, ten wells have been completed since the inception of the Joint Venture Drilling Program. W&T is the operator for eight of the ten wells completed through March 31, 2023.

Since inception through March 31, 2023, members of Monza made partner capital contributions, including W&T’s contributions of working interest in the drilling projects, to Monza totaling $302.4 million and received cash distributions totaling $185.7 million. Since inception through March 31, 2023, W&T made total capital contributions, including the contributions of working interest in the drilling projects, to Monza totaling $68.2 million and received cash distributions totaling $40.0 million.

Consolidation and Carrying Amounts

W&T’s interest in Monza is considered to be a variable interest that is proportionally consolidated. Through March 31, 2023, there have been no events or changes that would cause a redetermination of the variable interest status. W&T does not fully consolidate Monza because the Company is not considered the primary beneficiary of Monza.

The following table presents the amounts recorded by W&T on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	March 31, 2023	December 31, 2022
Working capital	$818	$2,515
Oil and natural gas properties and other, net	35,761	37,260
Asset retirement obligations	485	467
Other assets	11,233	11,571

As required, W&T may call on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of March 31, 2023 and December 31, 2022 were $2.9 million and $2.9 million, respectively, which are included in the Condensed Consolidated Balance Sheets in Advances from joint interest partners.

The following table presents the amounts recorded by W&T in the Condensed Consolidated Statement of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues	$3,155	$6,542
Total operating expenses	2,484	3,254
Interest income	59	—

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

AROs represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

Three Months Ended March 31,
2023
Asset retirement obligations, beginning of period	$466,430
Liabilities settled	(8,642)
Accretion expense	7,510
Liabilities incurred	110
Revisions of estimated liabilities	3,798
Asset retirement obligations, end of period	469,206
Less: Current portion	(9,859)
Long-term	$459,347

NOTE 8 — SHARE-BASED AWARDS AND CASH BASED AWARDS

The W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (as amended from time to time, the “Plan”) was approved by the Company’s shareholders in 2010. Under the Plan, the Company may issue, subject to the approval of the Board of Directors, stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, performance units or shares, cash awards, substitute awards or any combination of the foregoing to employees and consultants.

Share-Based Awards to Employees

Restricted Stock Units (“RSUs”) –RSUs outstanding as of March 31, 2023 relate to the 2022 and 2021 grants.

A summary of activity related to RSUs during the three months ended March 31, 2023 is as follows:

		Weighted
		Average
	Restricted	Grant Date Fair
	Stock Units	Value Per Unit
Nonvested, beginning of period	1,221,461	$5.76
Granted	66,290	6.06
Vested	(470,750)	5.07
Forfeited	(32,019)	5.95
Nonvested, end of period	784,982	6.19

Performance Share Units (“PSUs”) – PSUs are RSU awards subject to performance criteria. PSUs outstanding as of March 31, 2023 relate to the 2022 and 2021 grants. No PSUs were granted during the three months ended March 31, 2023.

Share-Based Awards to Non-Employee Directors

The W&T Offshore, Inc. 2004 Directors Compensation Plan (as amended from time to time) (the “Director Plan”) was initially approved by the Company’s shareholders in 2004 and an amendment to the Director Plan was approved by the Company’s shareholders in 2020. Under the Director Plan, the Company may issue, subject to the approval of the Board of Directors, stock options and restricted shares. There was no activity related to the Restricted Shares granted pursuant to the Director Plan during the three months ended March 31, 2023. Restricted Shares outstanding as of March 31, 2023 relate to the 2022 grants to non-employee directors.

Share-Based Compensation Expense

Compensation costs for share-based payments are recognized over the requisite service period. A summary of compensation expense under share-based payment arrangements is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock units	$498	$251
Performance share units	1,371	205
Restricted Shares	53	64
Total	$1,922	$520

Cash-Based Incentive Compensation

In addition to share-based compensation, short-term cash-based incentive awards were granted under the Plan to all eligible employees during 2022. The short-term cash-based incentive awards granted in 2022 were paid in March 2023. No cash-based incentive awards were granted during the three months ended March 31, 2023.

During June 2021, the Company granted long-term, cash-based awards (the “2021 Cash Awards”) subject to the same performance-based criteria as the 2021 PSU grants. The 2021 Cash Awards are eligible to vest based on continued employment through October 1, 2023.

Share-Based Awards and Cash-Based Awards Compensation Expense

A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Share-based compensation included in:
General and administrative expenses	$1,922	$520
Cash-based incentive compensation included in:
Lease operating expense(1)	1,248	255
General and administrative expenses(1)	5,970	1,957
Total charged to operating income (loss)	$9,140	$2,732

(1)	Includes adjustments of accruals to actual payments.

NOTE 9 — INCOME TAXES

Tax Expense (Benefit) and Tax Rate

For the three months ended March 31, 2023, the Company recognized income tax expense of $8.6 million for an effective tax rate of 25.0%. For the three months ended March 31, 2022 the Company recognized income tax benefit of $0.7 million for an effective tax rate of 21.9%.

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes and adjustments to the valuation allowance.

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

As of March 31, 2023, and December 31, 2022, the valuation allowance was $17.9 million and $15.3 million, respectively, and relates primarily to state net operating losses and the disallowed interest expense limitation carryover.

Income Taxes Receivable, Refunds and Payments

As of March 31, 2023 and December 31, 2022, the Company did not have any outstanding current income taxes receivable. During the three months ended March 31, 2023 and March 31, 2022 the Company did not receive any income tax refunds or make any income tax payments of significance.

The tax years 2019 through 2022 remain open to examination by the tax jurisdictions to which the Company is subject.

NOTE 10 — EARNINGS PER SHARE

The following table presents the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$26,005	$(2,457)

Weighted average common shares outstanding - basic	146,418	142,942
Dilutive effect of securities	2,308	—
Weighted average common shares outstanding - diluted	148,726	142,942
Earnings per common share:
Basic	$0.18	$(0.02)
Diluted	0.17	(0.02)

Shares excluded due to being anti-dilutive (weighted average)	—	717

NOTE 11 — CONTINGENCIES

Appeal with the Office of Natural Resources Revenue (“ONRR”) – In 2009, W&T recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and in 2010, ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. The Company recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, the Company disagrees with the position taken by the ONRR. W&T filed an appeal with the ONRR, which ultimately led to the Company posting a bond in the amount of $7.2 million and cash collateral of $6.9 million with the surety in order to appeal the Interior Board of Land Appeals decision. The cash collateral held by the surety was subsequently returned to the Company during the first quarter of 2020. The Company has continued to pursue its legal rights and, at present, the case is in front of the U.S. District Court for the Eastern District of Louisiana where both parties have filed cross-motions for summary judgment and opposition briefs. W&T has filed a Reply in support of its Motion for Summary Judgment and the government has in turn filed its Reply brief. With briefing now completed, the Company is waiting for the district court’s ruling on the merits. In compliance with the ONRR’s request for W&T to periodically increase the surety posted in the appeal to cover pre- and post-judgement interest, the sum of the bond posted is $8.9 million as of March 31, 2023.

Civil Penalties – In January 2021, W&T executed a Settlement Agreement with the Bureau of Safety and Environmental Enforcement (“BSEE”) which resolved nine pending civil penalties issued by BSEE. The civil penalties pertained to Incidents of Non-Compliance (“INC”) issued by BSEE alleging regulatory non-compliance at separate offshore locations on various dates between July 2012 and January 2018, with the proposed civil penalty amounts totaling $7.7 million. Under the Settlement Agreement, W&T agreed to pay a total of $720,000 in three annual installments. The first, second and final installments were paid in March 2021, March 2022 and February 2023, respectively.

Contingent Decommissioning Obligations – The Company may be subject to retained liabilities with respect to certain divested property interests by operation of law. Certain counterparties in past divestiture transactions or third parties in existing leases that have filed for bankruptcy protection or undergone associated reorganizations may not be able to perform required abandonment obligations. Due to operation of law, W&T may be required to assume decommissioning obligations for those interests. The Company may be held jointly and severally liable for the decommissioning of various facilities and related wells. W&T no longer owns these assets nor are they related to current operations.

During 2021, as a result of the declaration of bankruptcy by a third party that is the indirect successor in title to certain offshore interests that were previously divested by the Company, W&T recorded an initial contingent loss accrual of $4.5 million related to the anticipated decommissioning obligations, which was reflected in Other expense (income), net on the Condensed Consolidated Statements of Operations in the period recorded. The Company reassessed the recorded contingent loss related to the anticipated decommissioning obligations throughout 2022, and as of December 31, 2022, the total loss contingency recorded was $20.4 million. The additional $15.9 million recorded in 2022 was reflected in Other expense (income), net on the Condensed Consolidated Statements of Operations in the period recorded. During the three months ended March 31, 2023, the Company incurred $1.2 million in costs related to these decommissioning obligations and reduced the liability accordingly. As of March 31, 2023, the remaining loss contingency recorded related to the anticipated decommissioning obligations was $19.2 million.

Although it is reasonably possible that the Company could receive additional state or federal decommissioning orders in the future or be notified of defaulting third parties in existing leases, the Company cannot predict with certainty, if, how or when such orders or notices will be resolved or estimate a possible loss or range of loss that may result from such orders. However, the Company could incur judgments, enter into settlements or revise the Company’s opinion regarding the outcome of certain notices or matters, and such developments could have a material adverse effect on the Company’s results of operations in the period in which the amounts are accrued and the Company’s cash flows in the period in which the amounts are paid. To the extent that the Company does incur costs associated with these properties in future periods, W&T intends to seek contribution from other parties that owned an interest in the facilities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes to those financial statements included in Part I, Item 1 of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and the related Management’s Discussion and Analysis of Financial Condition and the Results of Operations included in Part II, Item 7 of our 2022 Annual Report. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our,” “W&T” or the “Company” are to W&T Offshore, Inc. and its wholly owned subsidiaries.

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

The information included in this Quarterly Report includes forward-looking statements that involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements specifically include our expectations as to our future financial position, liquidity, cash flows, results of operations and business strategy, potential acquisition opportunities, other plans and objectives for operations, capital for sustained production levels, expected production and operating costs, reserves, hedging activities, capital expenditures, return of capital, improvement of recovery factors and other guidance. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Known material risks that may affect our financial condition and results of operations are discussed in Part I, Item 1A, Risk Factors, and market risks are discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2022 Annual Report, and may be discussed or updated from time to time in subsequent reports filed with the SEC.

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

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico. As of March 31, 2023, we hold working interests in 47 offshore fields in federal and state waters (46 fields producing and 1 field capable of producing, which include 39 fields in federal waters and 8 in state waters). We currently have under lease approximately 625,000 gross acres (457,000 net acres) spanning across the outer continental shelf (“OCS”) off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 8,000 gross acres in Alabama state waters, 457,500 gross acres on the conventional shelf and approximately 159,000 gross acres in the deepwater. A majority of our daily production is derived from wells we operate. Our interests in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiaries, Aquasition LLC, Aquasition II LLC and, W & T Energy VI, LLC, each of which are Delaware limited liability companies, and through our proportionately consolidated interest in Monza, as described in more detail in Financial Statements – Note 6 – Joint Venture Drilling Program under Part I, Item 1 in this Quarterly Report.

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

A high level of uncertainty remains regarding the volatility of energy supply and demand. In early April 2023, the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC Plus”) announced a production cut of approximately 1.2 million barrels per day. These production cuts were in addition to Russia’s production cut of 0.5 million barrels per day announced in March 2023. This brings the total volume of cuts by OPEC Plus to over 3.6 million barrels per day since October 2022. These shifts in OPEC Plus production levels as well as the Russia-Ukraine war and related sanctions, which began in the first quarter of 2022, and continuing impact of the COVID-19 global public health crisis, continue to contribute to a high level of uncertainty surrounding energy supply and demand, putting additional pressure on commodity prices. As a result, governmental authorities have implemented, and may continue to implement, measures to address rising crude oil prices, including releasing emergency oil reserves.

The U.S. Energy Information Administration (“EIA”) published its latest Short-Term Energy Outlook on April 12, 2023. WTI crude oil prices and NYMEX Henry Hub natural gas prices have decreased following the surge in prices during the first quarter of 2023, closing the first quarter at $75.68 per barrel and $2.10 per Mcf, respectively. Prior to the OPEC Plus announcement, crude oil prices were generally decreasing in response to the overall indications of slowing global economic growth. Oil spot prices increased in the immediate aftermath of OPEC Plus’s announcement, and the EIA expects the WTI spot price average to increase to $80.00 per barrel during the second quarter of 2023 as compared to the first quarter 2023 average of $75.93 per barrel. The EIA also expects the Henry Hub spot price to remain relatively flat as compared to the first quarter 2023 average of $2.64 per Mcf.

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

The United States has experienced a rise in inflation since October 2021. The annual rate of inflation in the United States was measured at 5.0% in March 2023 by the Consumer Price Index. This is down from the June 2022 peak of 9.1%. While currently on the decline, the annual inflation rate remains at its highest level since the early 1980s. In addition, the Federal Reserve has tightened monetary policy by approving a series of increases to the Federal Funds Rate. On May 3, 2023, the Federal Reserve increased the Federal Funds Rate by another 0.25 percentage points, its tenth hike in the last 14 months. This puts the Federal Reserve’s benchmark rate between 5% to 5.25%, up from near zero in March 2022. With this last rate hike, the Federal Reserve has signaled that the current tightening policy is coming to an end. However, if inflation were to continue to rise, they would likely continue to take necessary action to bring inflation down and to ensure price stability, including further rate increases, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could negatively impact our business.

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

Surety Bond Collateral – Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes or bonds associated with our appeals of Department of the Interior’s orders or demands have on occasion requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and materially impact our liquidity. In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion. No additional demands were made to us by sureties during the three months ended March 31, 2023 and we do not have surety bond collateral outstanding as of the filing date of this Quarterly Report. The issuance of any additional surety bonds or other security to satisfy future BOEM orders, collateral requests from surety bond providers, and collateral requests from other third parties may require the posting of cash collateral, which may be significant, and may require the creation of escrow accounts.

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, natural gas and NGL revenues do not include the effects of derivatives, which are reported in Derivative (gain) loss in our Condensed Consolidated Statements of Operations. The following table presents our sources of revenue as a percentage of total revenue:

	Three Months Ended March 31,
	2023	2022
Oil	73.6%	64.2%
NGLs	5.9%	7.2%
Natural gas	18.8%	26.9%
Other	1.6%	1.6%

The information below provides a discussion of, and an analysis of significant variances in, our oil, natural gas and NGL revenues, production volumes and realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change

	(In thousands, except realized sales price data)
Revenues:
Oil	$97,000	$122,702	$(25,702)
NGLs	7,795	13,820	(6,025)
Natural gas	24,804	51,366	(26,562)
Other	2,126	3,116	(990)
Total revenues	131,725	191,004	(59,279)

Production Volumes:
Oil (MBbls)	1,350	1,304	46
NGLs (MBbls)	294	349	(55)
Natural gas (MMcf)	7,677	10,471	(2,794)
Total oil equivalent (MBoe)	2,924	3,398	(474)

Average daily equivalent sales (Boe/day)	32,489	37,756	(5,267)

Average realized sales prices:
Oil ($/Bbl)	$71.85	$94.10	(22.25)
NGLs ($/Bbl)	26.51	39.60	(13.09)
Natural gas ($/Mcf)	3.23	4.91	(1.68)
Oil equivalent ($/Boe)	44.32	55.29	(10.97)
Oil equivalent ($/Boe), including realized commodity derivatives(1)	44.24	42.57	1.67

(1)	Excludes the effects of premium amortization.

Volume measurements not previously defined:
MBbls — thousand barrels for crude oil, condensate or NGLs	Mcf — thousand cubic feet
MBoe — thousand barrels of oil equivalent	MMcf – million cubic feet

Changes in average sales prices (which does not give effect to hedging) and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2023 and 2022 (in thousands):

	Price	Volume	Total
Oil	$(29,972)	$4,270	$(25,702)
NGLs	(3,862)	(2,163)	(6,025)
Natural gas	(12,853)	(13,709)	(26,562)
	$(46,687)	$(11,602)	$(58,289)

Realized Prices on the Sale of Oil, NGLs and Natural Gas – Our average realized crude oil sales price differs from the WTI benchmark average crude price due primarily to premiums or discounts, crude oil quality adjustments, and volume weighting (collectively referred to as differentials). Crude oil quality adjustments can vary significantly by field as a result of quality and location. All of our crude oil is produced offshore in the Gulf of Mexico and is primarily characterized as Poseidon, Light Louisiana Sweet (“LLS”), and Heavy Louisiana Sweet (“HLS”). Similar to crude oil prices, the differentials for our offshore crude oil have also been volatile in the past. The average differential of WTI versus LLS for the three months ended March 31, 2023 was favorable to the Company and increased on average by approximately $0.27 per barrel, compared to the same period in 2022. The average differential of WTI versus HLS for the three months ended March 31, 2023 was favorable to the Company and decreased on average by approximately $1.31 per barrel, compared to the same period in 2022. The average differential for WTI versus Poseidon was unfavorable to the Company and declined on average by approximately $2.84 per barrel compared to the same period in 2022.

Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel. For the three months ended March 31, 2023 compared to the three months ended March 31, 2022, average prices for domestic ethane decreased by 37.7% and average domestic propane prices decreased by 36.8% as measured using a price index for Mount Belvieu. The average prices for normal butane decreased by 30.2% while other domestic NGL components decreased between 26.5% and 27.7% for the three months ended March 31, 2023 compared to the same period in 2022. The change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

The actual prices we realize from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. The sales points of our gas production are generally within close proximity to the Henry Hub which creates a minimal differential in the prices we receive for our production versus average Henry Hub prices.

Oil, NGLs, and Natural Gas Volumes – Production volumes decreased by 474 MBoe to 2,924 MBoe in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to shut-ins related to field and well maintenance, primarily at Mobile Bay, as well as production downtime at non-operated fields.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes:

	Three Months Ended March 31,
	2023	2022	Change

Operating expenses:
Lease operating expenses	$65,186	$43,411	$21,775
Gathering, transportation and production taxes	6,136	5,267	869
Depreciation, depletion, amortization and accretion	30,134	30,911	(777)
General and administrative expenses	19,919	13,776	6,143
Total operating expenses	$121,375	$93,365	$28,010

Average per Boe ($/Boe):
Lease operating expenses	$22.29	$12.78	$9.51
Gathering, transportation and production taxes	2.10	1.55	0.55
DD&A	10.31	9.10	1.21
G&A expenses	6.81	4.05	2.76
Operating expenses	$41.51	$27.48	$14.03

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $21.8 million to $65.2 million for the three months ended March 31, 2023 compared to $43.4 million for the three months ended March 31, 2022. On a component basis, base lease operating expenses increased $11.3 million, workover expenses increased $2.1 million, facilities maintenance expense increased $8.7 million, and hurricane repairs decreased $0.3 million.

Base lease operating expenses increased due to increased expenses related to the fields acquired during February 2022, increased contract labor, equipment rental, and transportation costs at various fields, and increased insurance expense. The increases in workover expenses and facilities maintenance expenses were due to an increase in projects undertaken, primarily at Mobile Bay. Workovers and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. Lastly, during the three months ended March 31, 2022 we incurred $0.3 million in expenses related to repairs associated with hurricanes that we did not incur during the three months ended March 31, 2023.

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $0.9 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a new transportation contract related to the properties acquired in February 2022.

Depreciation, depletion, amortization and accretion (“DD&A”) – DD&A, which includes accretion for ARO, on a nominal basis decreased $0.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.The DD&A rate increased to $10.31 per Boe for the three months ended March 31, 2023 from $9.10 per Boe for the three months ended March 31, 2022. The decreased expense was primarily due to lower production volumes partially offset by the increase in the depreciable base resulting from the property acquisitions which occurred in February 2022 and April 2022 and the related increase in future development costs associated with the acquired properties.

General and administrative expenses (“G&A”) – G&A increased $6.1 million, to $19.9 million for the three months ended March 31, 2023 as compared to $13.8 million for the three months ended March 31, 2022. The increase is primarily due to increased incentive compensation expense, payroll costs, and legal expenses. The increase was partially offset by a $2.2 million employee retention credit recorded during the three months ended March 31, 2023. We incurred increased incentive compensation costs related to the higher value of the short-term cash-based incentive compensation awards granted in 2022 as compared to the value of awards granted in 2021 and the higher grant date fair value of RSU and PSU awards granted during 2022 as compared to the value of awards granted in 2021.

Other Income and Expense

The following table presents the components of other income and expense for the periods presented and corresponding changes:

	Three Months Ended March 31,
	2023	2022	Change

Other income and expenses:
Derivative (gain) loss	$(39,240)	$79,997	$(119,237)
Interest expense, net	14,713	19,883	(5,170)
Other expense, net	233	905	(672)
Income tax expense (benefit)	8,639	(689)	9,328

Derivative (gain) loss – During the three months ended March 31, 2023, the $39.2 million derivative gain recorded for crude oil and natural gas derivative contracts consists of $39.4 million of unrealized gain, net from the increase in the fair value of open contracts, partially offset by $0.2 million of realized losses. During the three months ended March 31, 2022, the $80.0 million derivative loss recorded for crude oil and natural gas derivative contracts consisted of $43.7 million in realized losses and $36.3 million of unrealized losses from the decrease in the fair value of open oil and natural gas contracts.

Unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through April 2028, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for natural gas. See Financial Statements – Note 4 – Derivative Financial Instruments under Part I, Item 1 of this Quarterly Report for additional information.

Interest expense, net – Interest expense, net, was $14.7 million and $19.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $5.2 million in 2023 is due to the redemption of the 9.75% Senior Second Lien Notes which occurred in February 2023, and lower interest expense on the lower outstanding principal balance of the Term Loan and increased interest income.

Income tax expense (benefit) – Income tax expense for the three months ended March 31, 2023 was $8.6 million compared to an income tax benefit of $0.7 million during the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, the Company’s income tax expense (benefit) differed from the statutory Federal tax rate primarily by the impact of state income taxes and adjustments to our valuation allowance. The company’s effective tax rate was 25.0% and 21.9% for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the valuation allowance on our deferred tax assets was $17.9 million. We continually evaluate the need to maintain a valuation allowance on our deferred tax assets. Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs. See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

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

The primary sources of our liquidity are cash from operating activities and borrowings under our Credit Agreement. As of March 31, 2023, we had $177.4 million cash on hand and $50.0 million available under our Credit Agreement, based on a borrowing base of $50.0 million. We believe our access to the equity markets from our “at-the-market” equity offering program, our reserve based lending currently available under our Credit Agreement, along with our cash position, will provide us with additional liquidity to continue our growth to take advantage of the current commodity environment.

Sources and Uses of Cash

	Three Months Ended March 31,
	2023	2022	Change

	(In thousands)
Operating activities	$23,435	$27,537	$(4,102)
Investing activities	(13,314)	(44,962)	31,648
Financing activities	(294,089)	(12,899)	(281,190)

Operating activities – Net cash provided by operating activities decreased $4.1 million for the three months ended March 31, 2023 compared to the corresponding period in 2022. This was primarily due to (i) the $59.3 million decrease in revenues, and (ii) the increase in ARO settlements, which decreased operating cash flows $8.6 million as compared to $5.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in revenues was due to a decrease in realized prices for oil, NGLs and natural gas, and to a lesser extent the decrease in production volumes.

These decreases in operating cash flow were partially offset by (i) a $25.2 million decrease in cash derivative settlement payments during the three months ended March 31, 2023 as compared to the same period in 2022, and (ii) changes in operating assets and liabilities (excluding ARO settlements) which increased operating cash flows by $10.9 million for the three months ended March 31, 2023 as compared to a decrease of $47.3 million for the three months ended March 31, 2022, primarily related to lower oil and natural gas receivables balances due to decreased realized prices.

Investing activities – Net cash used in investing activities decreased $31.6 million for the three months ended March 31, 2023 compared to the corresponding period in 2022. The decrease was primarily due to the acquisition of properties for $30.2 million during the three months ended March 31, 2022.

Financing activities – During the three months ended March 31, 2023, cash used in financing activities increased by $281.1 million for the three months ended March 31, 2023 compared to the corresponding period in 2022. This was due to the redemption of the $552.5 million principal amount outstanding 9.75% Senior Second Lien Notes on February 8, 2023, which was partially offset by the net cash proceeds of $270.8 million received from the issuance of the 11.75% Senior Second Lien Notes. Additionally, the principal repayments on the Term Loan decreased by $3.1 million.

Derivative Financial Instruments – From time to time, we use various derivative instruments to manage a portion of our exposure to commodity price risk from sales of oil and natural gas. See Financial Statements – Note 4 – Derivative Financial Instruments under Part I, Item 1 of this Quarterly Report for additional information about our derivative activities. The following table summarizes the historical results of our hedging activities:

	Three Months Ended March 31,
	2023	2022
Crude Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$71.85	$94.10
Effects of realized commodity derivatives	—	(16.62)
Average realized sales price, including realized commodity derivatives	$71.85	$77.48
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$3.23	$4.91
Effects of realized commodity derivatives(1)	(0.03)	(2.06)
Average realized sales price, including realized commodity derivatives	$3.20	$2.85

(1)	Excludes the effects of premium amortization.

Income Taxes – For 2023, the Company expects approximately 50% of our income tax expense to be cash taxes. The Company does not have any outstanding current income taxes receivable nor did we make income tax payments during the three months ended March 31, 2023. See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

Employee Retention Credit – Under the Consolidated Appropriations Act of 2021, the Company recognized a $2.2 million Employee Retention Credit during the three months ended March 31, 2023, which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, available liquidity and the results of our exploration and development activities. The following table presents our capital expenditures for exploration, development and other leasehold costs:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Exploration(1)	$755	$9,183
Development(1)	6,674	3,736
Acquisitions of interests	—	30,152
Seismic and other	(62)	4,521
Investments in oil and gas property/equipment – accrual basis	$7,367	$47,592

(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically in the Gulf of Mexico:

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Conventional shelf (1)	$4,868	$4,296
Deepwater	2,561	8,623
Exploration and development capital expenditures – accrual basis	$7,429	$12,919

(1)	Includes exploration and development capital expenditures in Alabama state waters.

The capital expenditures are included within Oil and natural gas properties and other, net on the Condensed Consolidated Balance Sheets and recorded on an accrual basis. The capital expenditures reported within the Investing activities section of the Condensed Consolidated Statements of Cash Flows include adjustments to report cash payments related to capital expenditures. Our capital expenditures for the three months ended March 31, 2023 were financed by cash flow from operations and cash on hand.

Acquisitions – There were no acquisitions during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company acquired the working interest and operatorship of certain oil and natural gas producing properties in federal shallow waters in the Gulf of Mexico at Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields on February 1, 2022. After normal and customary post-effective date adjustments (including net operating cash flow attributable to the properties from the effective date to the respective close date), cash consideration of approximately $34.0 million was paid to the sellers. The transaction was funded using cash on hand.

Asset Retirement Obligations – Each quarter, we review and revise our ARO estimates. Our ARO estimates as of March 31, 2023 and December 31, 2022 were $469.2 million and $466.4 million, respectively. The decrease is primarily due to ARO liabilities settled. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Risk Factors, under Part I, Item 1A of our 2022 Annual Report for additional information.

Drilling Activity

We did not drill any wells in the three months ended March 31, 2023. During the three months ended March 31, 2022, we completed the East Cameron 349 B-1 well (Cota). The Cota well is in the Monza Joint Venture Drilling Program. See Financial Statements – Note 6 –Joint Venture Drilling Program under Part I, Item 1 of this Quarterly Report for additional information.

Debt

Term Loan – As of March 31, 2023, we had $138.3 million of Term Loan principal outstanding. The Term Loan requires quarterly amortization payments, bears interest at a fixed rate of 7% per annum and will mature on May 19, 2028. The Term Loan is non-recourse to the Company and its subsidiaries other than Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers, and is not secured by any assets other than first lien security interests in the equity in the Subsidiary Borrowers and a first lien mortgage security interest and mortgages on certain assets of Subsidiary Borrowers (the Mobile Bay Properties). See Financial Statements – Note 2 –Debt under Part I, Item 1 of this Quarterly Report for additional information.

Credit Agreement – During the three months ended March 31, 2023, we had no borrowings incurred or outstanding under the Credit Agreement.

11.75% Senior Second Lien Notes due 2026 – On January 27, 2023, we issued and sold $275 million in aggregate principal amount of our 11.75% Senior Second Lien Notes at par with an interest rate of 11.75% per annum that matures on February 1, 2026. The Senior Second Lien Notes are secured by a second-priority lien on all of our assets that are secured under the Credit Agreement. As of March 31, 2023, we had outstanding $275.0 million principal of 11.75% Senior Second Lien Notes. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

9.75% Senior Second Lien Notes due 2023 – On February 8, 2023, we redeemed all of the 9.75% Senior Second Lien Notes outstanding at a redemption price of 100.000%, plus accrued and unpaid interest to the redemption date. The Company used the net proceeds of $270.8 million from the issuance of the 11.75% Senior Second Lien Notes due 2026 and cash on hand of $296.1 million to fund the redemption. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

Debt Covenants – The Term Loan, Credit Agreement, and 11.75 % Senior Second Lien Notes contain financial covenants calculated as of the last day of each fiscal quarter, which include thresholds on financial ratios, as defined in the respective Subsidiary Credit Agreement, Credit Agreement and the Indenture. We were in compliance with all applicable covenants of the Term Loan, Credit Agreement and the Indenture as of and for the period ended March 31, 2023. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

The Subsidiary Borrowers

On May 19, 2021, we formed A-I LLC and A-II LLC, both indirect, wholly-owned subsidiaries of W&T Offshore, Inc., through their parent, Aquasition Energy LLC (collectively, the “Aquasition Entities”). Concurrently, A-I LLC and A-II LLC, entered into a credit agreement providing for the Term Loan in an initial aggregate principal amount equal to $215.0 million. Proceeds of the Term Loan were used by A-I LLC and A-II LLC to fund the acquisition of the Mobile Bay Properties and the Midstream Assets, respectively, from the Company. The Term Loan is non-recourse to the Company and any subsidiaries other than the Aquasition Entities and is secured by the first lien security interests in the equity of the Aquasition Entities and a first lien mortgage security interest in the Mobile Bay Properties. See Financial Statements – Note 5 – Subsidiary Borrowers under Part I, Item 1 in this Quarterly Report for additional information.

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

Below is consolidating balance sheet information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Condensed Consolidated Balance Sheet as of March 31, 2023 (in thousands):

	Consolidated Balance Sheet	Eliminations of Unrestricted Subsidiaries	Consolidated Balance Sheet of restricted subsidiaries
Assets
Current assets:
Cash and cash equivalents	$177,389	$(17,958)	$159,431
Restricted cash	4,417	—	4,417
Receivables:
Oil and natural gas sales	45,525	(8,753)	36,772
Joint interest, net	17,116	16,790	33,906
Total receivables	62,641	8,037	70,678
Prepaid expenses and other assets	22,483	(745)	21,738
Total current assets	266,930	(10,666)	256,264

Oil and natural gas properties and other, net	724,025	(289,139)	434,886

Restricted deposits for asset retirement obligations	21,565	—	21,565
Deferred income taxes	52,884	—	52,884
Other assets	44,897	(9,755)	35,142
Total assets	$1,110,301	$(309,560)	$800,741
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$79,139	$(9,734)	$69,405
Undistributed oil and natural gas proceeds	31,678	(2,714)	28,964
Asset retirement obligations	9,859	—	9,859
Accrued liabilities	26,215	(14,768)	11,447
Current portion of long-term debt	30,801	(30,800)	1
Income tax payable	4,655	—	4,655
Total current liabilities	182,347	(58,016)	124,331
Long-term debt
Principal	381,027	(106,027)	275,000
Unamortized debt issuance costs	(8,554)	2,625	(5,929)
Long-term debt, net	372,473	(103,402)	269,071

Asset retirement obligations, less current portion	459,347	(62,845)	396,502
Other liabilities	61,223	(30,031)	31,192
Deferred income taxes	72	—	72
Common stock	2	—	2
Shareholders' equity (deficit):
Additional paid-in capital	577,787	—	577,787
Retained deficit	(518,783)	(55,266)	(574,049)
Treasury stock, at cost	(24,167)	—	(24,167)
Total shareholders’ equity (deficit)	34,839	(55,266)	(20,427)
Total liabilities and shareholders’ equity (deficit)	$1,110,301	$(309,560)	$800,741

Below is Consolidating Statement of Operations information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 (in thousands):

	Consolidated Statement of Operations	Eliminations of Unrestricted Subsidiaries	Consolidated Statement of Operations of restricted subsidiaries
Revenues:
Oil	$97,000	$(116)	$96,884
NGLs	7,795	(3,834)	3,961
Natural gas	24,804	(16,016)	8,788
Other	2,126	(1,157)	969
Total revenues	131,725	(21,123)	110,602
Operating expenses:
Lease operating expenses	65,186	(23,727)	41,459
Gathering, transportation and production taxes	6,136	(1,551)	4,585
Depreciation, depletion, amortization and accretion	30,134	5,553	35,687
General and administrative expenses	19,919	(322)	19,597
Total operating expenses	121,375	(20,047)	101,328
Operating income	10,350	(1,076)	9,274

Interest expense, net	14,713	(2,812)	11,901
Derivative (gain) loss	(39,240)	46,377	7,137
Other income, net	233	—	233
Income (loss) before income taxes	34,644	(44,641)	(9,997)
Income tax expense	8,639	—	8,639
Net income (loss)	$26,005	$(44,641)	$(18,636)

The following table presents our produced oil, NGLs and natural gas volumes (net to our interests) from the Subsidiary Borrowers for the periods indicated:

	Three Months Ended March 31,	Three Months Ended March 31,
Production Volumes:	2023	2022
Oil (MBbls)	3	4
NGLs (MBbls)	150	226
Natural gas (MMcf)	4,655	7,330
Total oil equivalent (MBoe)	929	1,452

Contractual Obligations

As of March 31, 2023, there were no long-term drilling rig commitments. Except as disclosed herein, contractual obligations as of March 31, 2023 did not change materially from the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part II, Item 7 of our 2022 Annual Report.

Critical Accounting Policies and Estimates

We consider accounting policies related to revenue recognition, full cost accounting, impairment of oil and natural gas properties, oil and natural gas reserve quantities, asset retirement obligations, and income taxes as critical accounting policies. These policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

There have been no changes to our critical accounting policies which are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of our 2022 Annual Report.

Recent Accounting Pronouncements

There were no recently issued accounting standards material to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the types of market risks for the three months ended March 31, 2023 did not change materially from the disclosures in Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of our 2022 Annual Report. In addition, the information contained herein should be read in conjunction with the related disclosures in our 2022 Annual Report.

Item 4. Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that any material information relating to us is accumulated and communicated to our management, including our Chief Executive Officer (“CEO “) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of March 31, 2023, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Financial Statements – Note 11 – Contingencies under Part I Item 1 of this Quarterly Report for information on various legal proceedings to which we are a party or our properties are subject.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report, investors should carefully consider the risk factors and other cautionary statements included under Part I, Item 1A, Risk Factors, in our 2022 Annual Report, together with all of the other information included in this Quarterly Report, and in our other public filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, in our 2022 Annual Report.

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

3.4	Fourth Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 26, 2023 (File No. 001-32414))

4.1†

Indenture, dated as of January 27, 2023, by and among W&T Offshore, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 30, 2023 (File No. 001-32414))

4.2	Form of 11.750% Senior Second Lien Note due 2026 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 30, 2023 (File No. 001-32414))

10.1

Priority Confirmation Joinder, dated as of January 27, 2023, to the Intercreditor Agreement, by Wilmington Trust, National Association, as Second Lien Collateral Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 30, 2023 (File No. 001-32414))

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2023.

W&T OFFSHORE, INC.

By:	/s/ Janet Yang
Janet Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant