Form 10-Q
period 2023-06-30
W&T OFFSHORE INC
filed 2023-08-02
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023 there were 146,480,637 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$171,627	$461,357
Restricted cash	4,417	4,417
Receivables:
Oil and natural gas sales	41,342	66,146
Joint interest, net	13,875	14,000
Income taxes	1,941	—
Total receivables	57,158	80,146
Prepaid expenses and other assets (Note 1)	21,365	24,343
Total current assets	254,567	570,263

Oil and natural gas properties and other, net (Note 1)	737,740	735,215

Restricted deposits for asset retirement obligations	22,092	21,483
Deferred income taxes	45,700	57,280
Other assets (Note 1)	42,118	47,549
Total assets	$1,102,217	$1,431,790
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$67,293	$65,158
Undistributed oil and natural gas proceeds	31,178	41,934
Advances from joint interest partners	3,110	3,181
Asset retirement obligations (Note 7)	37,763	25,359
Accrued liabilities (Note 1)	39,323	74,041
Current portion of long-term debt, net	30,550	582,249
Income tax payable	10	412
Total current liabilities	209,227	792,334
Long-term debt (Note 2)
Principal	382,697	114,158
Unamortized debt issuance costs	(9,676)	(2,970)
Long-term debt, net (Note 2)	373,021	111,188

Asset retirement obligations, less current portion (Note 7)	443,069	441,071
Other liabilities (Note 1)	35,041	59,134
Deferred income taxes	72	72
Commitments and contingencies (Note 11)	16,996	20,357
Shareholders’ equity:
Preferred stock, $0.00001 par value; 20,000 shares authorized; none issued at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 149,350 issued and 146,481 outstanding at June 30, 2023; 149,002 issued and 146,133 outstanding at December 31, 2022	1	1
Additional paid-in capital	579,849	576,588
Retained deficit	(530,892)	(544,788)
Treasury stock, at cost; 2,869 shares at June 30, 2023 and December 31, 2022	(24,167)	(24,167)
Total shareholders’ equity	24,791	7,634
Total liabilities and shareholders’ equity	$1,102,217	$1,431,790

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil	$89,982	$159,264	$186,982	$281,966
NGLs	10,385	16,735	18,180	30,555
Natural gas	23,438	92,413	48,242	143,779
Other	2,376	5,396	4,502	8,512
Total revenues	126,181	273,808	257,906	464,812
Operating expenses:
Lease operating expenses	66,021	52,976	131,207	96,387
Gathering, transportation and production taxes	6,802	9,181	12,938	14,448
Depreciation, depletion, and amortization	28,177	27,679	50,801	52,354
Asset retirement obligations accretion	7,717	6,681	15,227	12,917
General and administrative expenses	17,393	14,967	37,312	28,743
Total operating expenses	126,110	111,484	247,485	204,849
Operating income	71	162,324	10,421	259,963

Interest expense, net	10,323	18,183	25,036	38,066
Derivative (gain) loss, net	(829)	(8,854)	(40,069)	71,143
Other (income) expense, net	(311)	(1,534)	(78)	(629)
Income (loss) before income taxes	(9,112)	154,529	25,532	151,383
Income tax expense	2,997	31,093	11,636	30,404
Net (loss) income	$(12,109)	$123,436	$13,896	$120,979

Net income per common share:
Basic	$(0.08)	$0.86	$0.09	$0.85
Diluted	$(0.08)	$0.85	$0.09	$0.84
Weighted average common shares outstanding:
Basic	146,452	143,020	146,435	142,981
Diluted	146,452	144,525	149,045	144,094

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at March 31, 2023	146,461	$1	$577,787	$(518,783)	2,869	$(24,167)	$34,838
Share-based compensation	—	—	2,087	—	—	—	2,087
Stock issued	20	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(25)	—	—	—	(25)
Net loss	—	—	—	(12,109)	—	—	(12,109)
Balances at June 30, 2023	146,481	$1	$579,849	$(530,892)	2,869	$(24,167)	$24,791

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at March 31, 2022	143,012	$1	$553,175	$(778,394)	2,869	$(24,167)	$(249,385)
Share-based compensation	—	—	2,014	—	—	—	2,014
Stock issued	143	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(434)	—	—	—	(434)
Net income	—	—	—	123,436	—	—	123,436
Balances at June 30, 2022	143,155	$1	$554,755	$(654,958)	2,869	$(24,167)	$(124,369)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2022	146,133	$1	$576,588	$(544,788)	2,869	$(24,167)	$7,634
Share-based compensation	—	—	4,009	—	—	—	4,009
Stock issued	348	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(748)	—	—	—	(748)
Net income	—	—	—	13,896	—	—	13,896
Balances at June 30, 2023	146,481	$1	$579,849	$(530,892)	2,869	$(24,167)	$24,791

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2021	142,863	$1	$552,923	$(775,937)	2,869	$(24,167)	$(247,180)
Share-based compensation	—	—	2,534	—	—	—	2,534
Stock issued	292	—	—	—	—	—	—
RSUs surrendered for payroll taxes	—	—	(702)	—	—	—	(702)
Net income	—	—	—	120,979	—	—	120,979
Balances at June 30, 2022	143,155	$1	$554,755	$(654,958)	2,869	$(24,167)	$(124,369)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$13,896	$120,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	66,028	65,271
Amortization and write off of debt issuance costs	4,363	4,365
Share-based compensation	4,009	2,534
Derivative (gain) loss	(40,069)	71,143
Derivative cash (payments) receipts, net	(4,427)	70,227
Derivative cash premium payments	—	(46,111)
Deferred income taxes	11,580	27,031
Changes in operating assets and liabilities:
Oil and natural gas receivables	24,804	(44,236)
Joint interest receivables	125	(3,625)
Prepaid expenses and other assets	26,992	(30,092)
Income tax	(2,345)	3,223
Asset retirement obligation settlements	(11,841)	(39,775)
Cash advances from JV partners	(71)	(9,813)
Accounts payable, accrued liabilities and other	(43,412)	46,638
Net cash provided by operating activities	49,632	237,759
Investing activities:
Investment in oil and natural gas properties and equipment	(22,999)	(25,489)
Changes in operating assets and liabilities associated with investing activities	(2,338)	(5,786)
Acquisition of property interests	—	(47,625)
Purchase of corporate aircraft (Note 12)	(8,983)	—
Purchases of furniture, fixtures and other	(218)	—
Net cash used in investing activities	(34,538)	(78,900)
Financing activities:
Repayment of Note Payable	(183)	—
Issuance of 11.75% Senior Second Lien Notes	275,000	—
Repayments on 9.75% Second Senior Lien Notes	(552,460)	—
Repayments on Term Loan	(19,181)	(24,941)
Debt issuance costs	(7,252)	(1,290)
Other	(748)	(703)
Net cash used in financing activities	(304,824)	(26,934)
(Decrease) increase in cash and cash equivalents	(289,730)	131,925
Cash and cash equivalents and restricted cash, beginning of period	465,774	250,216
Cash and cash equivalents and restricted cash, end of period	$176,044	$382,141

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

The Company also has receivables related to joint interest arrangements primarily with mid-size oil and gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies. A loss methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected. The loss methodology uses historical data, current market conditions and forecasts of future economic conditions. The Company’s maximum exposure at any time would be the receivable balance. Joint interest receivables on the Condensed Consolidated Balance Sheets are presented net of allowance for credit losses of $11.3 million and $12.1 million as of June 30, 2023 and December 31, 2022, respectively.

Employee Retention Credit – Under the Consolidated Appropriations Act of 2021, the Company recognized a $2.2 million employee retention credit during the six months ended June 30, 2023, which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations.

Prepaid Expenses and Other Assets – The amounts recorded are expected to be realized within one year and the major categories are presented in the following table (in thousands):

	June 30, 2023	December 31, 2022
Derivatives(1) (Note 4)	$1,778	$4,954
Unamortized insurance/bond premiums	8,303	6,046
Prepaid deposits related to royalties	6,822	9,139
Prepayments to vendors	1,628	1,767
Prepayments to joint interest partners	2,319	1,717
Debt issue costs	427	687
Other	88	33
Prepaid expenses and other assets	$21,365	$24,343

(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net – Oil and natural gas properties and equipment are recorded at cost using the full cost method. There were no amounts excluded from amortization as of the dates presented in the following table (in thousands):

	June 30, 2023	December 31, 2022
Oil and natural gas properties and equipment	$8,847,421	$8,813,404
Furniture, fixtures and other	40,224	20,915
Total property and equipment	8,887,645	8,834,319
Less: Accumulated depreciation, depletion, amortization and impairment	(8,149,905)	(8,099,104)
Oil and natural gas properties and other, net	$737,740	$735,215

Other Assets (long-term) – The major categories are presented in the following table (in thousands):

	June 30, 2023	December 31, 2022
Right-of-Use assets	$10,728	$10,364
Investment in White Cap, LLC	2,721	2,453
Proportional consolidation of Monza (Note 6)	9,909	9,321
Derivatives(1) (Note 4)	17,184	23,236
Other	1,576	2,175
Total other assets (long-term)	$42,118	$47,549

(1)	Includes open contracts.

Accrued Liabilities – The major categories are presented in the following table (in thousands):

	June 30, 2023	December 31, 2022
Accrued interest	$13,848	$8,967
Accrued salaries/payroll taxes/benefits	4,808	15,097
Litigation accruals	56	396
Lease liability	1,045	1,628
Derivatives(1) (Note 4)	18,518	46,595
Other	1,048	1,358
Total accrued liabilities	$39,323	$74,041

(1)	Includes closed contracts which have not yet settled.

Other Liabilities (long-term) – The major categories are presented in the following table (in thousands):

	June 30, 2023	December 31, 2022
Dispute related to royalty deductions	$5,250	$4,937
Derivatives (Note 4)	17,417	43,061
Lease liability	11,709	10,527
Other	665	609
Total other liabilities (long-term)	$35,041	$59,134

At-the-Market Equity Offering – On March 18, 2022, the Company filed a prospectus supplement related to the issuance and sale of up to $100,000,000 of shares of common stock under the Company’s “at-the-market” equity offering program (the “ATM Program”). The designated sales agents will be entitled to a placement fee of up to 3.0% of the gross sales price per share sold. During the six months ended June 30, 2023, the Company did not sell any shares in connection with the ATM Program. During the year ended December 31, 2022, the Company sold an aggregate of 2,971,413 shares for an average price of $5.72 per share in connection with the ATM Program and received proceeds, net of commissions and expenses, of $16.5 million.

NOTE 2 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	June 30, 2023	December 31, 2022
TVPX Loan:
Principal	$11,575	$—
Discount	(1,651)
Unamortized debt issuance costs	(267)	—
Total TVPX Loan	9,657	—

Term Loan:
Principal	128,719	147,899
Unamortized debt issuance costs	(3,727)	(4,592)
Total Term Loan	124,992	143,307

Credit Agreement borrowings:	—	—

11.75% Senior Second Lien Notes due 2026:
Principal	275,000	—
Unamortized debt issuance costs	(6,078)	—
Total 11.75% Senior Second Lien Notes due 2026	268,922	—

9.75% Senior Second Lien Notes due 2023:
Principal	—	552,460
Unamortized debt issuance costs	—	(2,330)
Total 9.75% Senior Second Lien Notes due 2023	—	550,130

Less current portion, net	(30,550)	(582,249)
Total long-term debt, net	$373,021	$111,188

Current Portion of Long-Term Debt, Net

As of June 30, 2023, the current portion of long-term debt of $30.6 million represented principal payments due within one year on the TVPX Loan and Term Loan (defined below), net of current unamortized debt issuance costs.

TVPX Loan

On May 15, 2023, the Company acquired a corporate aircraft from a company affiliated with and controlled by W&T’s Chairman, Chief Executive Officer (“CEO”) and President, Tracy W. Krohn. The terms of the transactions were reviewed and approved by the Audit Committee of the Company’s Board of Directors. See Note 12 – Related Party Transactions.

The purchase price of the aircraft was $19.1 million, which was paid using $9.0 million of the Company’s cash on hand and through the assumption of an amortizing loan by TVPX Aircraft Solutions Inc. (the “TVPX Loan”), not in its individual capacity but as owner trustee of the trust which holds title to the aircraft, a wholly owned indirect subsidiary of the Company, as the borrower. At the time of the assumption, the TVPX Loan had an aggregate principal amount of approximately $11.8 million outstanding. The TVPX Loan bears a fixed interest rate of 2.49% per annum for a term of 41 months and requires monthly amortization payments of $91.7 thousand plus accrued interest, which began on May 17, 2023, and a balloon payment of $8.0 million at the end of the loan term. The TVPX Loan is guaranteed by the Company on an unsecured basis. Using current market rates, we determined that the fair market value of the TVPX Loan was $10.1 million at the date of assumption.

The aircraft was purchased as part of a series of transactions pursuant to which the Company restructured the compensation for its Named Executive Officers. Prior to the Company’s purchase of the aircraft, the Company used the aircraft for business purposes, and the CEO also used the aircraft for personal purposes. Both the Company’s use for business purposes and the CEO’s unlimited use for personal purposes were paid for by the Company pursuant to the CEO’s prior employment agreement. In connection with the Company’s efforts to significantly reduce overall executive compensation, including perquisite compensation Mr. Krohn was receiving for personal use of the aircraft, on April 20, 2023, the Company entered into an amendment to the employment agreement with the CEO which requires that the Company be reimbursed for personal use of the aircraft in accordance with the Company’s aircraft use policy.

During the six months ended June 30, 2023, the Company repaid $183.3 thousand of principal outstanding. As of June 30, 2023, the Company had $11.6 million of principal amount outstanding related to the TVPX Loan.

Term Loan (Subsidiary Credit Agreement)

On May 19, 2021, A-I LLC and A-II LLC (collectively, the “Subsidiary Borrowers”), both Delaware limited liability companies and indirect, wholly-owned subsidiaries of the Company, entered into a credit agreement (the “Subsidiary Credit Agreement”) providing for a term loan (the “Term Loan”) in an aggregate principal amount equal to $215.0 million. The Term Loan requires quarterly amortization payments which commenced on September 30, 2021. The Term Loan bears interest at a fixed rate of 7.0% per annum and will mature on May 19, 2028. The Subsidiary Credit Agreement required the Company to enter into certain natural gas swap and put derivative contracts. See Note 4 – Derivative Financial Instruments.

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

During the six months ended June 30, 2023, the Company repaid $19.2 million of principal outstanding. As of June 30, 2023, the Company had $128.7 million in principal amount of the Term Loan outstanding.

Credit Agreement

The Company has entered into a Credit Agreement with Calculus Lending, LLC (“Calculus”), a company affiliated with and controlled by W&T’s Chairman, Chief Executive Officer and President, Tracy W. Krohn, as sole lender under the Credit Agreement (as amended from time to time, the “Credit Agreement”). The Credit Agreement currently has a maturity date of January 3, 2024. Alter Domus (US) LLC serves as the administrative agent under the Credit Agreement. The primary terms and covenants associated with the Credit Agreement as of June 30, 2023, are as follows:

●	$100 million first priority lien secured revolving credit facility, with borrowings limited to a borrowing base of $50.0 million;
●	Outstanding borrowings accrue interest at SOFR plus 6.0% per annum;
●	The Company’s ratio of First Lien Debt (as such term is defined in the Credit Agreement) outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX (as such term is defined in the Credit Agreement) for the trailing four quarters must not be greater than 2.50 to 1.00 on the last day of any fiscal quarter commencing with the fiscal quarter ended March 31, 2022;
●	The Company’s ratio of Total Proved PV-10 to First Lien Debt (as such terms are defined in the Credit Agreement) as of the last day of any fiscal quarter commencing with the fiscal quarter ended March 31, 2022, must be equal to or greater than 2.00 to 1.00;
●	The ratio of the Company and its restricted subsidiaries’ consolidated current assets to consolidated current liabilities (subject in each case to certain exceptions and adjustments as set forth in the Credit Agreement) at the last day of any fiscal quarter must be greater than or equal to 1.00 to 1.00;
●	As of the last day of any fiscal quarter commencing with the fiscal quarter ended March 31, 2022, the Company and its restricted subsidiaries on a consolidated basis must pass a “Stress Test” to determine whether certain future net revenues from the Company’s and its restricted subsidiaries’ and certain joint ventures’ oil and gas properties included in the collateral are sufficient to satisfy the aggregate first lien indebtedness under the Credit Agreement assuming the Borrowing Base is 100% funded or fully utilized; and
●	Certain related party transactions are required to meet certain arm’s length criteria; except in each case as specifically permitted or excluded from the covenant under the Credit Agreement.

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

As of June 30, 2023, there were no borrowings outstanding under the Credit Agreement and no borrowings had been incurred under the Credit Agreement during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company had $4.4 million outstanding in letters of credit which have been cash collateralized.

11.75% Senior Second Lien Notes due 2026

On January 27, 2023, the Company issued and sold $275 million in aggregate principal amount of its 11.75% Senior Second Lien Notes at par with an interest rate of 11.75% per annum that matures on February 1, 2026 (the “11.75% Senior Second Lien Notes”), which are governed under the terms of an indenture (the “Indenture”). Interest on the 11.75% Senior Second Lien Notes is payable in arrears on February 1 and August 1, commencing August 1, 2023. The 11.75% Senior Second Lien Notes will be recorded at their carrying value consisting of principal and unamortized debt issuance costs. The 11.75% Senior Second Lien Notes are secured by second-priority liens on the same collateral that is secured under the Credit Agreement, which does not include the Mobile Bay Properties and the related Midstream Assets. The estimated annual effective interest rate on the 11.75% Senior Second Lien Notes is 12.6%, which includes amortization of deferred interest costs.

Prior to August 1, 2024, the Company may redeem all or any portion of the 11.75% Senior Second Lien Notes at a redemption price equal to 100% of the principal amount of the notes outstanding plus accrued and unpaid interest, if any, to the redemption date, plus the “Applicable Premium” (as defined in the Indenture). In addition, prior to August 1, 2024, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate original principal amount of the 11.75% Senior Second Lien Notes in an amount not greater than the net cash proceeds from certain equity offerings at a redemption price of 111.750% of the principal amount of the outstanding plus accrued and unpaid interest, if any, to the redemption date.

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

Redemption of 9.75% Senior Second Lien Notes due 2023

On October 18, 2018, the Company issued $625.0 million of 9.75% Senior Second Lien Notes due 2023 (the “9.75% Senior Second Lien Notes”), which were issued at par with an interest rate of 9.75% per annum and would have matured on November 1, 2023.

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

Covenants

As of June 30, 2023 and for all prior measurement periods presented, the Company was in compliance with all applicable covenants of the Credit Agreement and the Indenture.

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

The following table presents the fair value of the Company’s derivative financial instruments (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Derivative instruments - current	$1,778	$4,954
Derivative instruments - long-term	17,184	23,236

Liabilities:
Derivative instruments - current	18,518	46,595
Derivative instruments - long-term	17,417	43,061

Debt Instruments

The following table presents the net value and fair value of the Company’s debt (in thousands):

	June 30, 2023		December 31, 2022
	Net Value	Fair Value	Net Value	Fair Value
Liabilities:
TVPX Loan	$9,657	$9,977	$—	$—
Term Loan	124,992	120,965	143,307	139,056
11.75% Senior Second Lien Notes due 2026	268,922	275,303	—	—
9.75% Senior Second Lien Notes due 2023	—	—	550,130	544,902
Total	$403,571	$406,245	$693,437	$683,958

The fair value of the TVPX Loan and the Term Loan were measured using a discounted cash flows model and current market rates. The fair value of the 11.75% Senior Second Lien Notes and 9.75% Senior Second Lien Notes were measured using quoted prices, although the market is not a highly liquid market. The fair value of debt was classified as Level 2 within the valuation hierarchy.

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

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open derivative contracts as of June 30, 2023:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes	Volumes	Strike Price	Put Price	Call Price

Natural Gas - Henry Hub (NYMEX)		(MMbtu)(1)	(MMbtu)(1)	($/MMbtu)(1)	($/MMbtu)(1)	($/MMbtu)(1)
July 2023 - Dec 2023	calls	35,288	12,880,000	$—	$—	$7.50
Jan 2024 - Dec 2024	calls	65,000	23,790,000	$—	$—	$6.13
Jan 2025 - Mar 2025	calls	62,000	5,580,000	$—	$—	$5.50
July 2023 - Dec 2023(2)	swaps	36,164	13,200,000	$2.43	$—	$—
Jan 2024 - Dec 2024(2)	swaps	65,574	24,000,000	$2.46	$—	$—
Jan 2025 - Mar 2025(2)	swaps	63,333	5,700,000	$2.72	$—	$—
Apr 2025 - Dec 2025(2)	puts	62,182	17,100,000	$—	$2.27	$—
Jan 2026 - Dec 2026(2)	puts	55,890	20,400,000	$—	$2.35	$—
Jan 2027 - Dec 2027(2)	puts	52,603	19,200,000	$—	$2.37	$—
Jan 2028 - Apr 2028(2)	puts	49,587	6,000,000	$—	$2.50	$—

(1)	MMbtu – Million British Thermal Units
(2)	These contracts were entered into by the Company’s wholly owned subsidiary, A-I LLC, in conjunction with the Term Loan (see Note 5 – Subsidiary Borrowers).

Financial Statement Presentation

The following fair value of derivative financial instruments amounts were recorded in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$1,778	$4,954
Other assets (long-term)	17,184	23,236
Accrued liabilities	18,518	46,595
Other liabilities (long-term)	17,417	43,061

Although the Company has master netting arrangements with its counterparties, the amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.

Changes in the fair value and settlements of contracts are recorded on the Condensed Consolidated Statements of Operations as Derivative (gain) loss, net. The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized loss (gain)(1)	$300	$(79,667)	$530	$(35,973)
Unrealized (gain) loss	(1,129)	70,813	(40,599)	107,116
Derivative (gain) loss, net	$(829)	$(8,854)	$(40,069)	$71,143

(1)	The three and six months ended June 30, 2022 includes the effect of the $138.0 million realized gain related to the monetization of certain natural gas call contracts through restructuring of strike prices.

Cash payments on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Derivative (gain) loss, net	$(40,069)	$71,143
Derivative cash (receipts) payments, net(1)	(4,427)	70,227
Derivative cash premium payments, net	—	(46,111)

(1)	The six months ended June 30, 2022 includes $105.3 million of net cash receipts related to the monetization of certain natural gas call contracts through restructuring of strike prices.

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

During the year ended December 31, 2022, the Subsidiary Borrowers paid cash distributions to W&T of $30.2 million. During the six months ended June 30, 2023, no such distributions were paid.

Consolidation and Carrying Amounts

The following table presents the amounts recorded by W&T on the Condensed Consolidated Balance Sheets related to the consolidation of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$5,899	$21,764
Receivables:
Oil and natural gas sales	18,411	37,344
Joint interest, net	(27,400)	(5,760)
Prepaid expenses and other assets	125	417
Oil and natural gas properties and other, net	289,959	280,649
Other assets	11,486	8,473
Liabilities:
Accounts payable	8,996	27,387
Undistributed oil and natural gas proceeds	3,625	7,930
Accrued liabilities	19,036	45,102
Current portion of long-term debt	30,074	32,119
Long-term debt, net	94,918	111,188
Asset retirement obligations	66,136	61,138
Other liabilities	22,020	47,398

The following table presents the amounts recorded by W&T in the Condensed Consolidated Statement of Operations related to the consolidation of the operations of the Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$25,437	$76,846	$46,560	$124,361
Total operating expenses	30,443	18,385	50,490	33,185
Interest expense, net	3,229	3,658	5,411	8,436
Derivative (gain) loss, net	(6,012)	35,888	(52,389)	132,046

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

The members of Monza are third-party investors, W&T and an entity owned and controlled by Tracy W. Krohn, the Company’s Chairman, Chief Executive Officer and President. The entity affiliated with the Company’s CEO invested as a minority investor on the same terms and conditions as the third-party investors, and its investment is limited to 4.5% of total invested capital within Monza, and made a capital commitment to Monza of $14.5 million.

Monza is an entity separate from any other entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of Monza’s assets prior to any value in Monza becoming available to holders of its equity. The assets of Monza are not available to pay creditors of the Company and its affiliates.

Through June 30, 2023, ten wells have been completed since the inception of the Joint Venture Drilling Program. W&T is the operator for eight of the ten wells completed through June 30, 2023.

Since inception through June 30, 2023, members of Monza made partner capital contributions, including W&T’s contributions of working interest in the drilling projects, to Monza totaling $302.4 million and received cash distributions totaling $204.7 million. Since inception through June 30, 2023, W&T made total capital contributions, including the contributions of working interest in the drilling projects, to Monza totaling $68.2 million and received cash distributions totaling $48.3 million.

Consolidation and Carrying Amounts

W&T’s interest in Monza is considered to be a variable interest that is proportionally consolidated. Through June 30, 2023, there have been no events or changes that would cause a redetermination of the variable interest status. W&T does not fully consolidate Monza because the Company is not considered the primary beneficiary of Monza.

The following table presents the amounts recorded by W&T on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	June 30, 2023	December 31, 2022
Working capital	$1,191	$2,515
Oil and natural gas properties and other, net	34,516	37,260
Asset retirement obligations	518	467
Other assets	9,909	11,571

As required, W&T may call on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending, and the unused balances as of June 30, 2023 and December 31, 2022 were $2.8 million and $2.9 million, respectively, which are included in the Condensed Consolidated Balance Sheets in Advances from joint interest partners.

The following table presents the amounts recorded by W&T in the Condensed Consolidated Statement of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Six Months Ended June 30,
	2023	2022
Total revenues	$6,018	$16,615
Total operating expenses	4,623	7,368
Interest income	104	—

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

AROs represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

Six Months Ended June 30,
2023
Asset retirement obligations, beginning of period	$466,430
Liabilities settled	(11,841)
Accretion expense	15,227
Liabilities incurred	113
Revisions of estimated liabilities	10,903
Asset retirement obligations, end of period	480,832
Less: Current portion	(37,763)
Long-term	$443,069

NOTE 8 — SHARE-BASED AWARDS AND CASH BASED AWARDS

On June 16, 2023, the 2023 Incentive Compensation Plan (the “2023 Plan”) was approved by the Company’s shareholders. The 2023 Plan is effective June 16, 2023, and the Company will no longer grant awards pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan, as amended from time to time, (the “Prior Plan”) or the 2004 Directors Compensation Plan, as amended from time to time. Under the 2023 Plan, the Company may issue, subject to the approval of the Board of Directors, stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, stock awards, dividend equivalents, other stock-based awards, performance units or shares, cash awards, substitute awards or any combination of the foregoing to eligible employees, non-employee directors, and consultants. Any awards granted prior to the effective date of the 2023 Plan are considered to have been granted under the Prior Plan.

Share-Based Awards to Employees

Restricted Stock Units (“RSUs”) – On June 5, 2023, the Company granted RSUs under the Prior Plan to certain employees. RSUs outstanding as of June 30, 2023 relate to the 2023, 2022, and 2021 grants. The 2023 RSUs granted are a long-term compensation component, subject to service conditions, with one-third of the award vesting each year on June 5, 2024, 2025 and 2026, respectively.

A summary of activity related to RSUs during the six months ended June 30, 2023 is as follows:

		Weighted
		Average
	Restricted	Grant Date Fair
	Stock Units	Value Per Unit
Nonvested, beginning of period	1,221,461	$5.76
Granted	1,527,221	4.09
Vested	(486,134)	5.62
Forfeited	(80,911)	5.97
Nonvested, end of period	2,181,637	4.61

Performance Share Units (“PSUs”) – On June 5, 2023, the Company granted PSUs under the Prior Plan that are eligible to vest based on continued employment and the Company’s total shareholder return (“TSR”) ranking against peer companies’ TSR over a three-year performance period, which ends on December 31, 2025. PSUs outstanding as of June 30, 2023 relate to the 2023, 2022 and 2021 grants.

A summary of activity related to PSUs during the six months ended June 30, 2023 is as follows:

		Weighted
		Average
	Performance	Grant Date Fair
	Share Units	Value Per Unit
Nonvested, beginning of period	1,502,239	$9.78
Granted	1,187,638	4.87
Vested	(10,705)	7.80
Forfeited	(188,307)	10.05
Nonvested, end of period	2,490,865	7.43

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the absolute TSR PSUs granted at the date indicated:

2023 Grant Date
June 5, 2023
Expected term for performance period (in years)	2.6
Expected volatility	76.1%
Risk-free interest rate	4.2%
Fair value (in thousands)	$5,694

Share-Based Awards to Non-Employee Directors

The Company may from time-to-time issue awards to non-employee directors pursuant to the 2023 Plan. There were no awards granted to non-employee directors during the six months ended June 30, 2023. Restricted shares vested during the six months ended June 30, 2023 relate to 2022 restricted shares issued to the non-employee directors.

A summary of activity related to restricted shares during the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Shares	Per Share
Nonvested, beginning of period	42,426	$4.95
Vested	(42,426)	4.95
Nonvested, end of period	—	$—

Share-Based Compensation Expense

Compensation costs for share-based payments are recognized over the requisite service period. A summary of compensation expense under share-based payment arrangements is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	$945	$1,360	$1,443	$1,610
Performance share units	1,124	598	2,496	803
Restricted Shares	18	56	70	121
Total	$2,087	$2,014	$4,009	$2,534

Cash-Based Incentive Compensation

In addition to share-based compensation, short-term cash-based incentive awards were granted under the Plan to all eligible employees during the six months ended June 30, 2023. The short-term cash-based incentive awards granted in 2022 were paid in March 2023.

Share-Based Awards and Cash-Based Awards Compensation Expense

A summary of compensation expense related to share-based awards and cash-based awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation included in:
General and administrative expenses	$2,087	$2,014	$4,009	$2,534
Cash-based incentive compensation included in:
Lease operating expense(1)	321	206	1,568	462
General and administrative expenses(1)	899	646	6,869	2,603
Total charged to operating income (loss)	$3,307	$2,866	$12,446	$5,599

(1)	Includes adjustments of accruals to actual payments.

NOTE 9 — INCOME TAXES

Tax Expense (Benefit) and Tax Rate

For the three months ended June 30, 2023, the Company recognized income tax expense of $3.0 million. Primarily as a result of changes in our valuation allowance on our deferred tax assets, our effective tax rate for the three months ended June 30, 2023 is not meaningful. For the three months ended June 30, 2022, the Company recognized income tax expense of $31.1 million for an effective tax rate of 20.1%.

For the six months ended June 30, 2023, the Company recognized income tax expense of $11.6 million for an effective tax rate of 45.6%. For the six months ended June 30, 2022, the Company recognized income tax expense of $30.4 million for an effective tax rate of 20.1%. For the three and six months ended June 30, 2023, the Company’s effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance. For the three and six months ended June 30, 2022, the Company’s effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes and adjustments to the valuation allowance.

Calculation of Interim Provision for Income Tax.

Historically, the Company has calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income (loss) for the interim period. In the second quarter of 2023, the Company concluded that it could not calculate a reliable estimate of the annual effective tax rate. Accordingly, the Company computed the effective tax rate for the six-month period ending June 30, 2023 using actual results.

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

As of June 30, 2023 and December 31, 2022, the valuation allowance was $19.8 million and $15.3 million, respectively, and relates primarily to state net operating losses and the disallowed interest expense limitation carryover.

Income Taxes Receivable, Refunds and Payments

As of June 30, 2023, the Company has a federal income tax receivable of $1.7 million and state income tax receivable of $0.2 million. As of December 31, 2022, the Company did not have any outstanding current income taxes receivable. During the three and six months ended June 30, 2023, the Company did not receive any income tax refunds and made federal income tax payments of $2.2 million and state income tax payments of $0.3 million. During the three and six months ended June 30, 2022, the Company did not receive any income tax refunds or make any income tax payments of significance.

The tax years 2019 through 2022 remain open to examination by the tax jurisdictions to which the Company is subject.

NOTE 10 — EARNINGS PER SHARE

The following table presents the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(12,109)	$123,436	$13,896	$120,979
Less portion allocated to nonvested shares	—	—	243	—
Net (loss) income allocated to common shares	$(12,109)	$123,436	$13,653	$120,979

Weighted average common shares outstanding - basic	146,452	143,020	146,435	142,981
Dilutive effect of securities	—	1,505	2,610	1,113
Weighted average common shares outstanding - diluted	146,452	144,525	149,045	144,094
Earnings per common share:
Basic	$(0.08)	$0.86	$0.09	$0.85
Diluted	(0.08)	0.85	0.09	0.84

Shares excluded due to being anti-dilutive (weighted average)	2,909	—	—	—

NOTE 11 — CONTINGENCIES

Appeal with the Office of Natural Resources Revenue (“ONRR”) – In 2009, W&T recognized allowable reductions of cash payments for royalties owed to the ONRR for transportation of their deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. The Company recorded a reduction to other revenue in 2010 to reflect this disallowance with the offset to a liability reserve; however, the Company disagrees with the position taken by the ONRR. W&T filed an appeal with the ONRR, which ultimately led to the Company posting a bond in the amount of $7.2 million and cash collateral of $6.9 million with the surety in order to appeal the Interior Board of Land Appeals decision. The cash collateral held by the surety was subsequently returned to the Company during the first quarter of 2020. The Company has continued to pursue its legal rights and, at present, the case is in front of the U.S. District Court for the Eastern District of Louisiana where both parties have filed cross-motions for summary judgment and opposition briefs. W&T has filed a Reply in support of its Motion for Summary Judgment and the government has in turn filed its Reply brief. With briefing now completed, the Company is waiting for the district court’s ruling on the merits. In compliance with the ONRR’s request for W&T to periodically increase the surety posted in the appeal to cover pre- and post-judgement interest, the sum of the bond posted is $8.9 million as of June 30, 2023.

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

During 2021, as a result of the declaration of bankruptcy by a third party that is the indirect successor in title to certain offshore interests that were previously divested by the Company, W&T recorded an initial contingent loss accrual of $4.5 million related to anticipated decommissioning obligations, which was reflected in Other (income) expense, net on the Condensed Consolidated Statements of Operations in the period recorded. The Company reassessed the recorded contingent loss related to the anticipated decommissioning obligations throughout 2022, and as of December 31, 2022, the total loss contingency recorded was $20.4 million. The additional $15.9 million recorded in 2022 was reflected in Other (income) expense, net on the Condensed Consolidated Statements of Operations in the period recorded. During the six months ended June 30, 2023, the Company incurred $3.4 million in costs related to these decommissioning obligations and reduced the liability accordingly. As of June 30, 2023, the remaining loss contingency recorded related to the anticipated decommissioning obligations was $17.0 million.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

On May 15, 2023, the Company acquired a corporate aircraft from a company affiliated with and controlled by W&T’s CEO. The purchase price of the aircraft was $19.1 million, which was paid using $9.0 million of cash on hand and through the assumption of the TVPX Loan, which had a fair market value of $10.1 million on the date of assumption. The terms of this transaction were reviewed and approved by the Audit Committee of the Company’s Board of Directors. See Note 2 – Debt for additional information.

The aircraft was purchased as part of a series of transactions pursuant to which the Company restructured the compensation for its Named Executive Officers. Prior to the Company’s purchase of the aircraft, the Company used the aircraft for business purposes, and the CEO also used the aircraft for personal purposes. Both the Company’s use for business purposes and the CEO’s unlimited use for personal purposes were paid for by the Company pursuant to the CEO’s prior employment agreement. In connection with the Company’s efforts to significantly reduce overall executive compensation, including perquisite compensation Mr. Krohn was receiving for personal use of the aircraft, on April 20, 2023, the Company entered into an amendment to the employment agreement with the CEO which requires that the Company be reimbursed for personal use of the aircraft in accordance with the Company’s aircraft use policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes to those financial statements included in Part I, Item 1 of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in 2022 Annual Report and the related Management’s Discussion and Analysis of Financial Condition and the Results of Operations included in Part II, Item 7 of our 2022 Annual Report. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our,” “W&T” or the “Company” are to W&T Offshore, Inc. and its wholly owned subsidiaries.

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

Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico. As of June 30, 2023, we hold working interests in 46 producing offshore fields in federal and state waters (which include 38 fields in federal waters and 8 in state waters). We currently have under lease approximately 578,000 gross acres (419,000 net acres) spanning across the outer continental shelf (“OCS”) off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 8,000 gross acres in Alabama state waters, 416,500 gross acres on the conventional shelf and approximately 153,500 gross acres in the deepwater. A majority of our daily production is derived from wells we operate. Our interests in fields, leases, structures and equipment are primarily owned by W&T Offshore, Inc. and our wholly-owned subsidiaries, Aquasition LLC, Aquasition II LLC and, W&T Energy VI, LLC, each of which are Delaware limited liability companies, and through our proportionately consolidated interest in Monza.

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

WTI crude oil prices and NYMEX Henry Hub natural gas prices have decreased following the surge in prices during 2022, closing the second quarter at $70.66 per barrel and $2.48 per Mcf, respectively. The U.S. Energy Information Administration (“EIA”) published its latest Short-Term Energy Outlook on July 11, 2023. The EIA expects the WTI spot price average to remain relatively flat in the third quarter of 2023 at $73.32 per barrel as compared to the second quarter 2023 average of $73.49 per barrel. The EIA expects the average Henry Hub spot price to increase during the third quarter of 2023 to $2.74 per Mcf as compared to the second quarter 2023 average of $2.25 per Mcf.

In June 2023 the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC Plus”) announced that prior production cuts of over 3.6 million barrels per day, which were valid until the end of 2023, had been extended until the end of 2024. OPEC also announced plans to further reduce production targets by an additional 1.4 million barrels per day beginning in January 2024. Saudi Arabia also announced plans in June to reduce the country’s output by over 1.0 million barrels per day beginning in July 2023. Despite these OPEC Plus production cuts, the EIA expects that the global oil markets will see an overall increase in oil supply during 2023 primarily because of growth from non-OPEC producers. In addition, increasing risk in the U.S. and global banking sectors creates uncertainty about macroeconomic conditions and their potential effects on oil demand growth, which has the potential to result in lower oil prices. These shifts in OPEC Plus production levels as well as the Russia-Ukraine war and related sanctions, and overall indicators of slowing global economic growth, continue to contribute to a high level of uncertainty surrounding energy supply and demand, putting additional pressure on commodity prices.

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

The United States has experienced a rise in inflation since October 2021. Inflation peaked during mid-2022 at 9.1% but has been gradually declining since the second half of 2022 according to the Consumer Price Index. As of June 2023, the annual inflation rate had slowed to 3.0% according to the Consumer Price Index. Though inflation is currently on the decline, these inflationary pressures have caused the Federal Reserve to tighten monetary policy by approving a series of increases to the Federal Funds Rate. On July 26, 2023, the Federal Reserve increased the Federal Funds Rate by another 0.25 percentage points, its eleventh hike since March 2022. This latest rate hike brought the Federal Reserve benchmark rate range to 5.25% to 5.50%. If inflation were to continue to rise, it is possible the Federal Reserve would continue to take action they deem necessary to bring inflation down and to ensure price stability, including further rate increases, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could negatively impact our business.

As a result of these factors, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes or revenues.

Planned and Unplanned Downtime – We are subject to downtime events impacting production, transportation, gathering and processing of our production. Unplanned or planned downtime may be caused, for example, by certain regulatory requirements and inspections or third-party pipeline maintenance. During such downtime, our operating income is negatively impacted. During the first quarter of 2023, our production was temporarily impacted by planned maintenance at Mobile Bay and unplanned downtime at other non-operated fields. During the second quarter of 2023, our production was negatively impacted by unplanned downtime due to third-party pipeline maintenance and production downtime at non-operated fields.

Bureau of Ocean Energy Management (“BOEM”) Matters – In order to cover the various decommissioning obligations of lessees on the OCS, the BOEM generally requires that lessees post some form of acceptable financial assurance that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. The Department of Interior is reviewing many BOEM regulations and proposed a rule in June 2023 that would revise BOEM’s criteria for determining whether lessees are required to provide supplemental financial insurance. Accordingly, we may be subject to additional financial assurance requirements in the future. As of the filing date of this Quarterly Report, we are in compliance with our financial assurance obligations to the BOEM and have no outstanding BOEM orders related to supplemental financial assurance obligations. We and other offshore Gulf of Mexico producers may, in the ordinary course of business, receive requests or demands in the future for financial assurances from the BOEM.

Surety Bond Collateral – Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes or bonds associated with our appeals of Department of the Interior’s orders or demands have on occasion requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and materially impact our liquidity. In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion. No additional demands were made to us by sureties during the six months ended June 30, 2023 and we do not have surety bond collateral outstanding as of the filing date of this Quarterly Report. The issuance of any additional surety bonds or other security to satisfy future BOEM orders, collateral requests from surety bond providers, and collateral requests from other third parties may require the posting of cash collateral, which may be significant, and may require the creation of escrow accounts.

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, natural gas and NGL revenues do not include the effects of derivatives, which are reported in Derivative (gain) loss, net in our Condensed Consolidated Statements of Operations. The following table presents our sources of revenue as a percentage of total revenue:

	Three Months Ended June 30,
	2023	2022
Oil	71.3%	58.1%
NGLs	8.2%	6.1%
Natural gas	18.6%	33.8%
Other	1.9%	2.0%

The information below provides a discussion of, and an analysis of significant variances in, our oil, natural gas and NGL revenues, production volumes and realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change

	(In thousands, except realized sales price data)
Revenues:
Oil	$89,982	$159,264	$(69,282)
NGLs	10,385	16,735	(6,350)
Natural gas	23,438	92,413	(68,975)
Other	2,376	5,396	(3,020)
Total revenues	126,181	273,808	(147,627)

Production Volumes:
Oil (MBbls)	1,254	1,476	(222)
NGLs (MBbls)	443	384	59
Natural gas (MMcf)	10,023	11,995	(1,972)
Total oil equivalent (MBoe)	3,368	3,859	(491)

Average daily equivalent sales (Boe/day)	37,011	42,407	(5,396)

Average realized sales prices:
Oil ($/Bbl)	$71.76	$107.90	(36.14)
NGLs ($/Bbl)	23.44	43.58	(20.14)
Natural gas ($/Mcf)	2.34	7.70	(5.36)
Oil equivalent ($/Boe)	36.76	69.55	(32.79)
Oil equivalent ($/Boe), including realized commodity derivatives(1)	36.67	94.20	(57.53)

(1)	Excludes the effects of premium amortization.

Volume measurements not previously defined:
MBbls — thousand barrels for crude oil, condensate or NGLs	Mcf — thousand cubic feet
MBoe — thousand barrels of oil equivalent	MMcf – million cubic feet

Changes in average sales prices (which does not give effect to hedging) and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2023 and 2022 (in thousands):

	Price	Volume	Total
Oil	$(45,386)	$(23,896)	$(69,282)
NGLs	(9,152)	2,802	(6,350)
Natural gas	(53,782)	(15,193)	(68,975)
	$(108,320)	$(36,287)	$(144,607)

Realized Prices on the Sale of Oil, NGLs and Natural Gas – Our average realized crude oil sales price differs from the WTI benchmark average crude price due primarily to premiums or discounts, crude oil quality adjustments, and volume weighting (collectively referred to as differentials). Crude oil quality adjustments can vary significantly by field as a result of quality and location. All of our crude oil is produced offshore in the Gulf of Mexico and is primarily characterized as Poseidon, Light Louisiana Sweet (“LLS”), and Heavy Louisiana Sweet (“HLS”). Similar to crude oil prices, the differentials for our offshore crude oil have also been volatile in the past. The average differential of WTI versus LLS and HLS for the three months ended June 30, 2023 was favorable to the Company and increased on average by approximately $0.35 and $1.30 per barrel, respectively, compared to the same period in 2022. The average differential for WTI versus Poseidon for the three months ended June 30, 2023 was unfavorable to the Company and declined on average by approximately $1.12 per barrel compared to the same period in 2022.

Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel. For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, average prices for domestic ethane decreased by 64.0% and average domestic propane prices decreased by 68.6% as measured using a price index for Mount Belvieu. The average prices for normal butane decreased by 49.8% while other domestic NGL components decreased between 46.1% and 48.1% for the three months ended June 30, 2023 compared to the same period in 2022. The change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

The actual prices we realize from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. The sales points of our gas production are generally within close proximity to the Henry Hub which creates a minimal differential in the prices we receive for our production versus average Henry Hub prices.

Oil, NGLs, and Natural Gas Volumes – Production volumes decreased by 491 MBoe to 3,368 MBoe during the three months ended June 30, 2023 compared to the same period in 2022, primarily due to third party deepwater pipeline maintenance and production downtime at non-operated fields.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes:

	Three Months Ended June 30,
	2023	2022	Change

	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$66,021	$52,976	$13,045
Gathering, transportation and production taxes	6,802	9,181	(2,379)
Depreciation, depletion, amortization and accretion	35,894	34,360	1,534
General and administrative expenses	17,393	14,967	2,426
Total operating expenses	$126,110	$111,484	$14,626

Average per Boe ($/Boe):
Lease operating expenses	$19.60	$13.73	$5.87
Gathering, transportation and production taxes	2.02	2.38	(0.36)
DD&A	10.66	8.90	1.76
G&A expenses	5.16	3.88	1.28
Operating expenses	$37.44	$28.89	$8.55

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $13.0 million to $66.0 million for the three months ended June 30, 2023 compared to $53.0 million for the three months ended June 30, 2022. On a component basis, base lease operating expenses increased $4.7 million, workover expenses increased $6.3 million, and facilities maintenance expense increased $2.0 million.

Base lease operating expenses increased primarily due to increased contract labor, equipment rental, and transportation costs at various fields, and increased insurance expense. The increases in workover expenses and facilities maintenance expenses were due to an increase in projects undertaken. Workovers and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period.

Gathering, transportation and production taxes – Gathering, transportation and production taxes decreased $2.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to decreases in production volumes and decreases in realized prices.

Depreciation, depletion, amortization and accretion (“DD&A”) – DD&A, which includes accretion for ARO, increased $1.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The DD&A rate increased to $10.66 per Boe for the three months ended June 30, 2023 from $8.90 per Boe for the three months ended June 30, 2022. The increased expense was primarily due to increases in the depreciable base due to increased capital spending and increased future development costs since the second quarter of 2022, partially offset by lower production volumes.

General and administrative expenses (“G&A”) – G&A increased $2.4 million, to $17.4 million for the three months ended June 30, 2023 as compared to $15.0 million for the three months ended June 30, 2022. The increase is primarily due to increased payroll costs, incentive compensation expense and legal expenses. We incurred increased incentive compensation costs related to share-based compensation awards granted during the second quarter of 2023.

Other Income and Expense

The following table presents the components of other income and expense for the periods presented and corresponding changes:

	Three Months Ended June 30,
	2023	2022	Change

	(In thousands)
Other income and expenses:
Derivative (gain) loss, net	$(829)	$(8,854)	$8,025
Interest expense, net	10,323	18,183	(7,860)
Other (income) expense, net	(311)	(1,534)	1,223
Income tax expense	2,997	31,093	(28,096)

Derivative (gain) loss, net – During the three months ended June 30, 2023, the $0.8 million derivative gain recorded for crude oil and natural gas derivative contracts consists of $1.1 million of unrealized gain from the increase in the fair value of open contracts, partially offset by $0.3 million of realized losses. During the three months ended June 30, 2022, the $8.9 million derivative gain recorded for crude oil and natural gas derivative contracts consisted of $79.7 million in realized gains and $70.8 million of unrealized losses from the decrease in the fair value of open oil and natural gas contracts.

In the second quarter of 2022, the Company monetized a portion of existing hedge positions through restructuring of certain outstanding purchased calls covering the second half of 2022 through the first quarter of 2025 by increasing the weighted-average strike prices. These transactions resulted in net cash proceeds of $105.3 million.

Unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through April 2028, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for natural gas. See Financial Statements – Note 4 – Derivative Financial Instruments under Part I, Item 1 of this Quarterly Report for additional information.

Interest expense, net – Interest expense, net, was $10.3 million and $18.2 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $7.9 million in 2023 is due to the redemption of the 9.75% Senior Second Lien Notes which occurred in February 2023, lower interest expense on the lower outstanding principal balance of the Term Loan and increased interest income. These decreases were partially offset by interest expense incurred on the 11.75% Senior Second Lien Notes issued in late January 2023.

Income tax expense (benefit) – Income tax expense for the three months ended June 30, 2023 and June 30, 2022 was $3.0 million and $31.1 million, respectively. For the three months ended June 30, 2023, the Company’s effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance. For the three months ended June 30, 2022, the Company’s effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes and adjustments to the valuation allowance. Primarily as a result of changes in our valuation allowance on our deferred tax assets, our effective tax rate for the three months ended June 30, 2023 is not meaningful. The company’s effective tax rate was 20.1% for the three months ended June 30 2022.

As of June 30, 2023, the valuation allowance on our deferred tax assets was $19.8 million. We continually evaluate the need to maintain a valuation allowance on our deferred tax assets. Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs. See Financial Statements – Note 9 – Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, natural gas and NGL revenues do not include the effects of derivatives, which are reported in Derivative (gain) loss, net in our Condensed Consolidated Statements of Operations. The following table presents our sources of revenue as a percentage of total revenue:

	Six Months Ended June 30,
	2023	2022
Oil	72.6%	60.7%
NGLs	7.0%	6.6%
Natural gas	18.7%	30.9%
Other	1.7%	1.8%

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and realized sales prices (which exclude the effect of hedging unless otherwise stated) for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change

	(In thousands, except realized sales price data)
Revenues:
Oil	$186,982	$281,966	$(94,984)
NGLs	18,180	30,555	(12,375)
Natural gas	48,242	143,779	(95,537)
Other	4,502	8,512	(4,010)
Total revenues	$257,906	$464,812	$(206,906)

Production Volumes:
Oil (MBbls)	2,604	2,780	(176)
NGLs (MBbls)	738	733	5
Natural gas (MMcf)	17,699	22,466	(4,767)
Total oil equivalent (MBoe)	6,292	7,257	(965)

Average daily equivalent sales (Boe/day)	34,762	40,094	(5,332)

Average realized sales prices:
Oil ($/Bbl)	$71.81	$101.43	$(29.62)
NGLs ($/Bbl)	24.63	41.68	(17.05)
Natural gas ($/Mcf)	2.73	6.40	(3.67)
Oil equivalent ($/Boe)	40.27	62.88	(22.61)
Oil equivalent ($/Boe), including realized commodity derivatives(1)	40.19	70.53	(30.34)

(1)	Excludes the effects of premium amortization and write-offs.

Changes in average sales prices (which does not give effect to hedging) and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2023 and 2022 (in thousands):

	Price	Volume	Total
Oil	$(77,129)	$(17,855)	$(94,984)
NGLs	(12,751)	$376	(12,375)
Natural gas	(65,032)	(30,505)	(95,537)
	$(154,912)	$(47,984)	$(202,896)

Realized Prices on the Sale of Oil, NGLs and Natural Gas – Our average realized crude oil sales price differs from the WTI benchmark average crude price due primarily to premiums or discounts, crude oil quality adjustments, and volume weighting (collectively referred to as differentials). Crude oil quality adjustments can vary significantly by field as a result of quality and location. All of our crude oil is produced offshore in the Gulf of Mexico and is primarily characterized as Poseidon, LLS, and HLS. Similar to crude oil prices, the differentials for our offshore crude oil have also experienced volatility in the past. The average differential of WTI versus LLS for the six months ended June 30, 2023 was favorable to the Company and increased on average by approximately $0.31 per barrel, compared to the same period in 2022. The average differential of WTI versus HLS for the six months ended June 30, 2023 was favorable to the Company and remained flat compared to the same period in 2022. The average differential for WTI versus Poseidon for the six months ended June 30, 2023 was unfavorable to the Company and declined on average by approximately $0.86 per barrel compared to the same period in 2022.

Two major components of our NGLs, ethane and propane, typically make up over 70% of an average NGL barrel. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, average prices for domestic ethane decreased by 53.3% and average domestic propane prices decreased by 58.4% as measured using a price index for Mount Belvieu. The average prices for normal butane decreased by 39.0% while other domestic NGLs components decreased between 38.9% and 41.3% for the six months ended June 30, 2023 compared to the same period in 2022. The change in prices for NGLs is mostly a function of the change in crude oil prices combined with changes in propane supply and demand.

The actual prices we realize from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. The sales points of our gas production are generally within close proximity to the Henry Hub which creates a minimal differential in the prices we receive for our production versus average Henry Hub prices.

Oil, NGLs, and Natural Gas Volumes – Production volumes decreased by 965 MBoe to 6,292 MBoe during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to shut-ins related to field and well maintenance at Mobile Bay during the first quarter of 2023 as well as third party deepwater pipeline maintenance and production downtime at non-operated fields during the first and second quarters of 2023.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes:

	Six Months Ended June 30,
	2023	2022	Change

	(In thousands, except per Boe data)
Operating expenses:
Lease operating expenses	$131,207	$96,387	$34,820
Gathering, transportation and production taxes	12,938	14,448	(1,510)
Depreciation, depletion, amortization and accretion	66,028	65,271	757
General and administrative expenses	37,312	28,743	8,569
Total operating expenses	$247,485	$204,849	$42,636

Average per Boe ($/Boe):
Lease operating expenses	$20.85	$13.28	$7.57
Gathering, transportation and production taxes	2.06	1.99	0.07
DD&A	10.49	8.99	1.50
G&A expenses	5.93	3.96	1.97
Operating expenses	$39.33	$28.22	$11.11

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $34.8 million to $131.2 million for the six months ended June 30, 2023 compared to $96.4 million for the six months ended June 30, 2022. On a component basis, base lease operating expenses increased $16.0 million, workover expenses increased $8.4 million, facilities maintenance expense increased $10.7 million, and hurricane repairs decreased $0.3 million.

Base lease operating expenses increased due to increased expenses related to a full six months of expenses at the fields acquired during February 2022 as well as increased contract labor, equipment rental, and transportation costs at various fields, and increased insurance expense. The increases in workover expenses and facilities maintenance expenses were due to an increase in projects undertaken. Workovers and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period.

Gathering, transportation and production taxes – Gathering, transportation and production taxes decreased $1.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases in production volumes and decreases in realized prices partially offset by the transportation contract related to the properties acquired in February 2022.

Depreciation, depletion, amortization and accretion – DD&A, which includes accretion for ARO, increased $0.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The DD&A rate increased to $10.49 per Boe for the six months ended June 30, 2023 from $8.99 per Boe for the six months ended June 30, 2022. The slight increase in DD&A expense was primarily due to increases in the depreciable base due to increased capital spending and increased future development costs since the second quarter of 2022, partially offset by lower production volumes.

General and administrative expenses – G&A increased $8.6 million to $37.3 million for the six months ended June 30, 2023 as compared to $28.7 million for the six months ended June 30, 2022. The increase is primarily due to increased payroll costs, incentive compensation expense, and legal expenses. The increase was partially offset by a $2.2 million employee retention credit recorded during the six months ended June 30, 2023. We incurred increased incentive compensation costs related to the higher value of the short-term cash-based incentive compensation awards granted in 2022 as compared to the value of awards granted in 2021, the higher grant date fair value of RSU and PSU awards granted during 2022 as compared to the value of awards granted in 2021, as well as share-based compensation awards granted during the second quarter of 2023.

Other Income and Expense

The following table presents the components of other income and expense for the periods presented and corresponding changes:

	Six Months Ended June 30,
	2023	2022	Change

	(In thousands)
Other income and expenses:
Derivative (gain) loss, net	$(40,069)	$71,143	$(111,212)
Interest expense, net	25,036	38,066	(13,030)
Other (income) expense, net	(78)	(629)	551
Income tax expense	11,636	30,404	(18,768)

Derivative(gain) loss, net – During the six months ended June 30, 2023, the $40.1 million derivative gain recorded for crude oil and natural gas derivative contracts consists of $0.5 million of realized losses on settled contracts and $40.6 million of unrealized gains from the increase in the fair value of open contracts. During the six months ended June 30, 2022, the $71.1 million derivative loss recorded for crude oil and natural gas derivative contracts consisted of $36.0 million in realized gains on settled contracts and $107.1 million of unrealized losses from the decrease in the fair value of open oil and natural gas contracts.

In the second quarter of 2022, the Company monetized a portion of existing hedge positions through restructuring of certain outstanding purchased calls covering the second half of 2022 through the first quarter of 2025 by increasing the weighted-average strike prices. These transactions resulted in net cash proceeds of $105.3 million.

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

Interest expense, net – Interest expense, net was $25.0 million and $38.1 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $13.0 million in 2023 is due to the redemption of the 9.75% Senior Second Lien Notes which occurred in February 2023, lower interest expense on the lower outstanding principal balance of the Term Loan, and increased interest income. These decreases were partially offset by interest expense incurred on the 11.75% Senior Second Lien Notes issued in late January 2023.

Income tax expense (benefit) – Income tax expense for the six months ended June 30, 2023 and June 30, 2022 was $11.6 million and $30.4 million, respectively. For the six months ended June 30, 2023, the Company’s effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance. For the six months ended June 30, 2022, the Company’s effective tax rate differed from the statutory Federal tax rate primarily by the impact of state income taxes and adjustments to the valuation allowance. The Company’s effective tax rate was 45.6% and 20.1% for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the valuation allowance on our deferred tax assets was $19.8 million. We continually evaluate the need to maintain a valuation allowance on our deferred tax assets. Any future reduction of a portion or all of the valuation allowance would result in a non-cash income tax benefit in the period the decision occurs. See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

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

The primary sources of our liquidity are cash from operating activities and borrowings under our Credit Agreement. As of June 30, 2023, we had $171.6 million cash on hand, and $50.0 million available under our Credit Agreement, based on a borrowing base of $50.0 million. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares or our common stock from time to time. We believe our access to the equity markets from our “at-the-market” equity offering program, our reserve based lending currently available under our Credit Agreement, along with our cash position, will provide us with additional liquidity to continue our growth to take advantage of the current commodity environment.

Sources and Uses of Cash

	Six Months Ended June 30,
	2023	2022	Change

	(In thousands)
Operating activities	$49,632	$237,759	$(188,127)
Investing activities	(34,538)	(78,900)	44,362
Financing activities	(304,824)	(26,934)	(277,890)

Operating activities – Net cash provided by operating activities decreased $188.1 million for the six months ended June 30, 2023 compared to the corresponding period in 2022. This was primarily due to (i) the $206.9 million decrease in revenues, (ii) the $42.6 million increase in operating expenses, and (iii) derivative cash settlements payments of $4.4 million during the six months ended June 30, 2023 as compared to net derivative cash settlement receipts of $70.2 million during the six months ended June 30, 2022. The decrease in revenues was due to a decrease in realized prices for oil, NGLs and natural gas, and to a lesser extent the decrease in production volumes. During the six months ended June 30, 2022 derivative cash settlement receipts were due to the $105.3 million of net cash proceeds received related to the monetization of certain natural gas call contracts.

These decreases in operating cash flow were partially offset by (i) the changes in operating assets and liabilities (excluding ARO settlements) which increased operating cash flows by $6.1 million as compared to a decrease of $37.9 million for the six months ended June 30, 2022, primarily related to lower oil and natural gas receivables balances due to decreased realized prices and lower accounts payable and accrued liabilities in the current period and (ii) decreased ARO settlements of $11.8 million during the six months ended June 30, 2023 as compared to $39.8 million during the six months ended June 30, 2022.

Investing activities – Net cash used in investing activities decreased $44.4 million for the six months ended June 30, 2023 compared to the corresponding period in 2022. The decrease was primarily due to the acquisition of properties for $47.6 million during the six months ended June 30, 2022.

Financing activities – During the six months ended June 30, 2023, cash used in financing activities increased by $277.9 million for the six months ended June 30, 2023 compared to the corresponding period in 2022. This was due to the redemption of the $552.5 million principal amount outstanding 9.75% Senior Second Lien Notes on February 8, 2023, which was partially offset by the net cash proceeds of $270.8 million received from the issuance of the 11.75% Senior Second Lien Notes. Additionally, the principal repayments on the Term Loan decreased by $5.8 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Crude Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$71.76	$107.90	$71.81	$101.43
Effects of realized commodity derivatives	—	(18.22)	—	(17.47)
Average realized sales price, including realized commodity derivatives	$71.76	$89.68	$71.81	$83.96
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$2.34	$7.70	$2.73	$6.40
Effects of realized commodity derivatives(1)	(0.03)	10.17	(0.03)	4.63
Average realized sales price, including realized commodity derivatives	$2.31	$17.87	$2.70	$11.03

(1)	Excludes the effects of premium amortization.

Income Taxes – For 2023, the Company does not expect to owe any cash taxes. The Company made income tax payments of $2.2 million for federal and $0.3 million for state purposes, and has income taxes receivable of $1.7 million for federal and $0.2 million for state for the six months ended June 30, 2023. See Financial Statements – Note 9 –Income Taxes under Part I, Item 1 of this Quarterly Report for additional information.

Employee Retention Credit – Under the Consolidated Appropriations Act of 2021, the Company recognized a $2.2 million Employee Retention Credit during the six months ended June 30, 2023, which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of crude oil, NGLs and natural gas, acquisition opportunities, available liquidity and the results of our exploration and development activities. The following table presents our capital expenditures for exploration, development and other leasehold costs:

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Exploration(1)	$2,660	$9,854
Development(1)	18,360	9,186
Acquisitions of interests	—	47,625
Seismic and other	1,979	6,449
Investments in oil and gas property/equipment – accrual basis	$22,999	$73,114

(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically in the Gulf of Mexico:

	Six Months Ended June 30,
	2023	2022

	(In thousands)

Conventional shelf (1)	$6,898	$7,849
Deepwater	14,122	11,191
Exploration and development capital expenditures – accrual basis	$21,020	$19,040

(1)	Includes exploration and development capital expenditures in Alabama state waters.

The capital expenditures are included within Oil and natural gas properties and other, net on the Condensed Consolidated Balance Sheets and recorded on an accrual basis. The capital expenditures reported within the Investing activities section of the Condensed Consolidated Statements of Cash Flows include adjustments to report cash payments related to capital expenditures. Our capital expenditures for the six months ended June 30, 2023 were financed by cash flow from operations and cash on hand.

Acquisitions – There were no acquisitions during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company acquired the working interest and operatorship of certain oil and natural gas producing properties in federal shallow waters in the Gulf of Mexico at Ship Shoal 230, South Marsh Island 27/Vermilion 191, and South Marsh Island 73 fields on February 1, 2022 and April 1, 2022. After normal and customary post-effective date adjustments (including net operating cash flow attributable to the properties from the effective date to the respective close date), cash consideration of approximately $34.0 and $17.5 million was paid to the sellers. The transaction was funded using cash on hand.

Asset Retirement Obligations – Each quarter, we review and revise our ARO estimates. Our ARO estimates as of June 30, 2023 and December 31, 2022 were $480.8 million and $466.4 million, respectively. The increase is primarily due to ARO accretion and upward revisions of estimates, partially offset by liabilities settled. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Risk Factors, under Part I, Item 1A of our 2022 Annual Report for additional information.

TVPX Transaction – On May 15, 2023, we acquired a corporate aircraft from a company affiliated with and controlled by our CEO. The purchase price of the aircraft was $19.1 million, which was paid using $9.0 million of cash on hand and through the assumption of the TVPX Loan, which had a fair market value of $10.1 million on the date of assumption. A valuation prepared by an independent third-party appraiser was one of the components used in determining the purchase price value. Factors considered for purchasing the aircraft were the primary use of making business travel efficient as well as our intent to charter out the aircraft to defray a portion of the operating costs and certain tax considerations and benefits. The terms of this transaction were reviewed and approved by the Audit Committee of the Company’s Board of Directors. See Note 2 – Debt and Note 12 – Related Party Transactions for additional information.

Drilling Activity

We did not drill any wells during the six months ended June 30, 2023. During the six months ended June 30, 2022, we completed the East Cameron 349 B-1 well (Cota). The Cota well is in the Monza Joint Venture Drilling Program. See Financial Statements – Note 6 –Joint Venture Drilling Program under Part I, Item 1 of this Quarterly Report for additional information.

Debt

TVPX Loan – On May 15, 2023, we acquired a corporate aircraft. In connection with the acquisition, the TVPX Loan was assumed by TVPX Aircraft Solutions Inc., not in its individual capacity but as owner trustee of the trust which holds title to the aircraft, a wholly owned indirect subsidiary of the Company, as the borrower. At the time of the assumption, the TVPX Loan had an aggregate principal amount of $11.8 million outstanding. The TVPX Loan bears a fixed interest rate of 2.49% per annum for a term of 41 months and requires monthly amortization payments of $91.7 thousand plus accrued interest, which began on May 17, 2023, and a balloon payment of $8.0 million at the end of the loan term. The TVPX Loan is guaranteed by the Company on an unsecured basis. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

Term Loan – As of June 30, 2023, we had $128.7 million of Term Loan principal outstanding. The Term Loan requires quarterly amortization payments, bears interest at a fixed rate of 7% per annum and will mature on May 19, 2028. The Term Loan is non-recourse to the Company and its subsidiaries other than Subsidiary Borrowers and the subsidiary that owns the equity of the Subsidiary Borrowers, and is not secured by any assets other than first lien security interests in the equity in the Subsidiary Borrowers and a first lien mortgage security interest and mortgages on certain assets of Subsidiary Borrowers (the Mobile Bay Properties). See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

Credit Agreement – During the six months ended June 30, 2023, we had no borrowings incurred or outstanding under the Credit Agreement.

11.75% Senior Second Lien Notes due 2026 – On January 27, 2023, we issued and sold $275 million in aggregate principal amount of our 11.75% Senior Second Lien Notes at par with an interest rate of 11.75% per annum that matures on February 1, 2026. The Senior Second Lien Notes are secured by a second-priority lien on all of our assets that are secured under the Credit Agreement. As of June 30, 2023, we had outstanding $275.0 million principal of 11.75% Senior Second Lien Notes. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

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

Debt Covenants – The Credit Agreement contains financial covenants calculated as of the last day of each fiscal quarter, which includes thresholds on financial ratios, as defined in the respective Credit Agreement. We were in compliance with all applicable covenants of Credit Agreement as of and for the period ended June 30, 2023. See Financial Statements – Note 2 – Debt under Part I, Item 1 of this Quarterly Report for additional information.

The Subsidiary Borrowers

On May 19, 2021, we formed A-I LLC and A-II LLC, both indirect, wholly-owned subsidiaries of W&T Offshore, Inc., through their parent, Aquasition Energy LLC (collectively, the “Aquasition Entities”). Concurrently, A-I LLC and A-II LLC, entered into a credit agreement providing for the Term Loan. See Financial Statements – Note 5 – Subsidiary Borrowers under Part I, Item 1 in this Quarterly Report for additional information.

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

Below is consolidating balance sheet information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Condensed Consolidated Balance Sheet as of June 30, 2023 (in thousands):

	Consolidated Balance Sheet	Eliminations of Unrestricted Subsidiaries	Consolidated Balance Sheet of restricted subsidiaries
Assets
Current assets:
Cash and cash equivalents	$171,627	$(5,899)	$165,728
Restricted cash	4,417	—	4,417
Receivables:
Oil and natural gas sales	41,342	(18,411)	22,931
Joint interest, net	13,875	27,400	41,275
Income taxes	1,941	—	1,941
Total receivables	57,158	8,989	66,147
Prepaid expenses and other assets	21,365	(125)	21,240
Total current assets	254,567	2,965	257,532

Oil and natural gas properties and other, net	737,740	(289,959)	447,781

Restricted deposits for asset retirement obligations	22,092	—	22,092
Deferred income taxes	45,700	—	45,700
Other assets	42,118	(11,486)	30,632
Total assets	$1,102,217	$(298,480)	$803,737
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$70,403	$(8,996)	$61,407
Undistributed oil and natural gas proceeds	31,178	(3,625)	27,553
Asset retirement obligations	37,763	—	37,763
Accrued liabilities	39,323	(19,036)	20,287
Current portion of long-term debt	30,550	(30,074)	476
Income tax payable	10	—	10
Total current liabilities	209,227	(61,731)	147,496
Long-term debt
Principal	382,697	(97,222)	285,475
Unamortized debt issuance costs	(9,676)	2,304	(7,372)
Long-term debt, net	373,021	(94,918)	278,103

Asset retirement obligations, less current portion	443,069	(66,136)	376,933
Other liabilities	52,037	(22,020)	30,017
Deferred income taxes	72	—	72
Common stock	1	—	1
Shareholders' equity (deficit):
Additional paid-in capital	579,849	—	579,849
Retained deficit	(530,892)	(53,675)	(584,567)
Treasury stock, at cost	(24,167)	—	(24,167)
Total shareholders’ equity (deficit)	24,791	(53,675)	(28,884)
Total liabilities and shareholders’ equity (deficit)	$1,102,217	$(298,480)	$803,737

Below is Consolidating Statement of Operations information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Condensed Consolidated Statement of Operations for the six months ended June 30, 2023 (in thousands):

	Consolidated Statement of Operations	Eliminations of Unrestricted Subsidiaries	Consolidated Statement of Operations of restricted subsidiaries
Revenues:
Oil	$186,982	$(288)	$186,694
NGLs	18,180	(11,660)	6,520
Natural gas	48,242	(32,354)	15,888
Other	4,502	(2,258)	2,244
Total revenues	257,906	(46,560)	211,346
Operating expenses:
Lease operating expenses	131,207	(48,157)	83,050
Gathering, transportation and production taxes	12,938	(4,054)	8,884
Depreciation, depletion, amortization and accretion	66,028	2,375	68,403
General and administrative expenses	37,312	(654)	36,658
Total operating expenses	247,485	(50,490)	196,995
Operating income	10,421	3,930	14,351

Interest expense, net	25,036	(5,411)	19,625
Derivative (gain) loss, net	(40,069)	52,389	12,320
Other income, net	(78)	—	(78)
Income (loss) before income taxes	25,532	(43,048)	(17,516)
Income tax expense	11,636	—	11,636
Net (loss) income	$13,896	$(43,048)	$(29,152)

The following table presents our produced oil, NGLs and natural gas volumes (net to our interests) from the Subsidiary Borrowers for the periods indicated:

	Six Months Ended June 30,
Production Volumes:	2023	2022
Oil (MBbls)	7	7
NGLs (MBbls)	465	468
Natural gas (MMcf)	11,570	15,166
Total oil equivalent (MBoe)	2,400	3,003

Contractual Obligations

As of June 30, 2023, there were no long-term drilling rig commitments. Except as disclosed herein, contractual obligations as of June 30, 2023 did not change materially from the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Part II, Item 7 of our 2022 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the types of market risks for the six months ended June 30, 2023 did not change materially from the disclosures in Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A of our 2022 Annual Report. In addition, the information contained herein should be read in conjunction with the related disclosures in our 2022 Annual Report.

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of June 30, 2023, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

3.1*	Second Amended and Restated Articles of Incorporation of W&T Offshore, Inc.

3.2	Fourth Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed April 26, 2023 (File No. 001-32414))

4.1*

First Supplemental Indenture, dated as of May 25, 2023, among Falcon Aero Holdings LLC, Falcon Aero Holdco LLC, W&T Offshore, Inc., the other Guarantors party thereto and Wilmington Trust, National Association, as trustee.

10.1	W&T Offshore, Inc. 2023 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 20, 2023 (File No. 001-32414))

10.2*	W&T Offshore, Inc. Change in Control Severance Plan

10.3*	Form of Restricted Stock Unit Agreement (Service-based Vesting), pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan

10.4*	Form of Restricted Stock Unit Agreement (Performance Vesting), pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan

10.5*	Form of 2023 Executive Annual Incentive Award Agreement

10.6

Amended and Restated Employment Agreement between W&T Offshore, Inc. and Tracy W. Krohn (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 26, 2023 (File No. 001-32414))

10.7†

Twelfth Amendment to the Sixth Amended and Restated Credit Agreement, dated as of May 15, 2023, by and among W&T Offshore, Inc., the guarantor subsidiaries party thereto, Alter Domus (US) LLC, and the various agents and lenders and other parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed May 19, 2023 (File No. 001 32414))

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2023.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant