Form 10-Q
period 2023-09-30
W&T OFFSHORE INC
filed 2023-11-08
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 146,574,193 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$148,993	$461,357
Restricted cash	4,417	4,417
Accounts receivable:
Oil and natural gas sales	48,522	66,146
Joint interest, net	16,049	14,000
Income taxes	275	—
Total receivables	64,846	80,146
Prepaid expenses and other current assets (Note 1)	30,476	24,343
Total current assets	248,732	570,263

Oil and natural gas properties and other, net (Note 1)	771,454	735,215
Restricted deposits for asset retirement obligations	22,168	21,483
Deferred income taxes	42,633	57,280
Other assets (Note 1)	40,386	47,549
Total assets	$1,125,373	$1,431,790
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,412	$65,158
Undistributed oil and natural gas proceeds	34,649	41,934
Advances from joint interest partners	3,106	3,181
Current portion of asset retirement obligation (Note 8)	33,169	25,359
Accrued liabilities (Note 1)	34,264	74,041
Current portion of long-term debt, net (Note 2)	30,015	582,249
Income taxes	53	412
Total current liabilities	215,668	792,334

Long-term debt, net (Note 2)	367,144	111,188
Asset retirement obligations (Note 8)	465,245	441,071
Other liabilities (Note 1)	29,448	59,134
Deferred income taxes	72	72
Commitments and contingencies (Note 12)	17,809	20,357

Shareholders’ equity:
Preferred stock, $0.00001 par value; 20,000 shares authorized; none issued at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 200,000 shares authorized; 149,443 issued and 146,574 outstanding at September 30, 2023; 149,002 issued and 146,133 outstanding at December 31, 2022	1	1
Additional paid-in capital	582,900	576,588
Retained deficit	(528,747)	(544,788)
Treasury stock, at cost; 2,869 shares at September 30, 2023 and December 31, 2022	(24,167)	(24,167)
Total shareholders’ equity	29,987	7,634
Total liabilities and shareholders’ equity	$1,125,373	$1,431,790

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Oil	$100,331	$130,560	$287,313	$412,526
NGLs	7,415	16,875	25,595	47,430
Natural gas	32,515	113,673	80,757	257,452
Other	2,150	5,377	6,651	13,889
Total revenues	142,411	266,485	400,316	731,297

Operating expenses:
Lease operating expenses	61,826	59,010	193,033	155,397
Gathering, transportation and production taxes	6,692	12,199	19,630	26,647
Depreciation, depletion, and amortization	30,218	27,493	81,019	79,848
Asset retirement obligations accretion	6,414	6,620	21,641	19,536
General and administrative expenses	19,978	23,047	57,290	51,790
Total operating expenses	125,128	128,369	372,613	333,218
Operating income	17,283	138,116	27,703	398,079

Interest expense, net	9,925	16,849	34,960	54,915
Derivative (gain) loss, net	(1,491)	38,749	(41,560)	109,892
Other expense (income), net	1,927	(600)	1,849	(1,229)
Income before income taxes	6,922	83,118	32,454	234,501
Income tax expense	4,777	16,397	16,413	46,801
Net income	$2,145	$66,721	$16,041	$187,700

Net income per common share:
Basic	$0.01	$0.46	$0.11	$1.30
Diluted	$0.01	$0.46	$0.11	$1.30
Weighted average common shares outstanding:
Basic	146,483	143,116	146,451	143,026
Diluted	151,459	145,882	149,856	144,696

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at June 30, 2023	146,481	$1	$579,849	$(530,892)	2,869	$(24,167)	$24,791
Share-based compensation	—	—	3,250	—	—	—	3,250
Stock issued	94	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(199)	—	—	—	(199)
Net income	—	—	—	2,145	—	—	2,145
Balances at September 30, 2023	146,575	$1	$582,900	$(528,747)	2,869	$(24,167)	$29,987

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at June 30, 2022	143,155	$1	$554,755	$(654,958)	2,869	$(24,167)	$(124,369)
Share-based compensation	—	—	2,645	—	—	—	2,645
Stock issued	7	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(14)	—	—	—	(14)
Net income	—	—	—	66,721	—	—	66,721
Balances at September 30, 2022	143,162	$1	$557,386	$(588,237)	2,869	$(24,167)	$(55,017)

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (Continued)

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2022	146,133	$1	$576,588	$(544,788)	2,869	$(24,167)	$7,634
Share-based compensation	—	—	7,259	—	—	—	7,259
Stock issued	442	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(947)	—	—	—	(947)
Net income	—	—	—	16,041	—	—	16,041
Balances at September 30, 2023	146,575	$1	$582,900	$(528,747)	2,869	$(24,167)	$29,987

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2021	142,863	$1	$552,923	$(775,937)	2,869	$(24,167)	$(247,180)
Share-based compensation	—	—	5,179	—	—	—	5,179
Stock issued	299	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(716)	—	—	—	(716)
Net income	—	—	—	187,700	—	—	187,700
Balances at September 30, 2022	143,162	$1	$557,386	$(588,237)	2,869	$(24,167)	$(55,017)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$16,041	$187,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	102,660	99,384
Share-based compensation	7,259	5,179
Amortization and write off of debt issuance costs	5,714	6,114
Derivative (gain) loss	(41,560)	109,892
Derivative cash payments, net	(6,123)	(1,022)
Derivative cash premium payments	—	(46,111)
Deferred income taxes	14,647	40,171
Changes in operating assets and liabilities:
Oil and natural gas receivables	17,624	(34,276)
Joint interest receivables	(2,049)	(7,070)
Prepaid expenses and other current assets	25,550	(26,816)
Accounts payable, accrued liabilities and other	(34,475)	65,566
Asset retirement obligation settlements	(24,918)	(61,285)
Cash advances from JV partners	(74)	(12,055)
Income taxes payable	(634)	1,480
Net cash provided by operating activities	79,662	326,851

Investing activities:
Investment in oil and natural gas properties and equipment	(30,959)	(29,966)
Changes in operating assets and liabilities associated with investing activities	1,285	(8,237)
Acquisition of property interests	(28,863)	(51,474)
Deposit related to acqusition of property interests	(8,850)	—
Purchase of corporate aircraft (Note 13)	(8,983)	—
Purchases of furniture, fixtures and other	(3,081)	—
Net cash used in investing activities	(79,451)	(89,677)

Financing activities:
Repayment of 9.75% Senior Second Lien Notes due 2023	(552,460)	—
Repayment of Term Loan	(26,329)	(33,837)
Repayment of TVPX Loan	(458)	—
Proceeds from issuance of 11.75% Senior Second Lien Notes due 2026	275,000	—
Debt issuance costs	(7,380)	(1,290)
Other	(948)	(716)
Net cash used in financing activities	(312,575)	(35,843)

Change in cash, cash equivalents and restricted cash	(312,364)	201,331
Cash and cash equivalents and restricted cash, beginning of period	465,774	250,216
Cash and cash equivalents and restricted cash, end of period	$153,410	$451,547

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

W&T Offshore, Inc. (with subsidiaries referred to herein as “W&T” or the “Company”) is an independent oil and natural gas producer with substantially all of its operations offshore in the Gulf of Mexico. The Company is active in the exploration, development and acquisition of oil and natural gas properties. The Company operates in one reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and an interest in Monza Energy LLC (“Monza”), which is accounted for under the proportional consolidation method. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

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

Allowance for Credit Losses

The Company has receivables related to joint interest arrangements primarily with mid-size oil and natural gas companies with a substantial majority of the net receivable balance concentrated in less than ten companies. A loss methodology is used to develop the allowance for credit losses on material receivables to estimate the net amount to be collected. The loss methodology uses historical data, current market conditions and forecasts of future economic conditions. The Company’s maximum exposure at any time would be the receivable balance. Joint interest receivables on the Condensed Consolidated Balance Sheets are presented net of allowance for credit losses of $11.2 million and $12.1 million as of September 30, 2023 and December 31, 2022, respectively.

Employee Retention Credit

Under the Consolidated Appropriations Act of 2021, the Company recognized a $2.2 million employee retention credit during the nine months ended September 30, 2023, which is included as a credit to General and administrative expenses in the Condensed Consolidated Statement of Operations.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Derivatives (1)	$1,294	$4,954
Insurance/bond premiums	8,955	6,046
Deposit related to acquisition (Note 14)	8,850	—
Prepaid deposits related to royalties	7,322	9,139
Prepayments to vendors	1,520	1,767
Prepayments to joint interest partners	2,242	1,717
Current portion of debt issuance costs	213	687
Other	80	33
Prepaid expenses and other current assets	$30,476	$24,343

(1)	Includes closed contracts which have not yet settled.

Oil and Natural Gas Properties and Other, Net

Oil and natural gas properties and other, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Oil and natural gas properties and equipment	$8,908,490	$8,813,404
Furniture, fixtures and other	43,087	20,915
Total property and equipment	8,951,577	8,834,319
Less: Accumulated depreciation, depletion, amortization and impairment	(8,180,123)	(8,099,104)
Oil and natural gas properties and other, net	$771,454	$735,215

Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$10,623	$10,364
Investment in White Cap, LLC	2,924	2,453
Proportional consolidation of Monza	10,805	9,321
Derivatives (1)	14,372	23,236
Other	1,662	2,175
Total other assets	$40,386	$47,549

(1)	Includes open contracts.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued interest	$5,430	$8,967
Accrued salaries/payroll taxes/benefits	9,065	15,097
Litigation accruals	56	396
Operating lease liabilities	871	1,628
Derivatives (1)	17,659	46,595
Other	1,183	1,358
Total accrued liabilities	$34,264	$74,041

(1)	Includes closed contracts which have not yet settled.

Other Liabilities

Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Dispute related to royalty deductions	$5,250	$4,937
Derivatives	11,790	43,061
Operating lease liabilities	11,700	10,527
Other	708	609
Total other liabilities	$29,448	$59,134

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	September 30,	December 31,
	2023	2022
TVPX Loan:
Principal	$11,300	$—
Unamortized discount	(1,434)	—
Unamortized debt issuance costs	(246)	—
Total	9,620	—

Term Loan:
Principal	121,571	147,899
Unamortized debt issuance costs	(3,337)	(4,592)
Total	118,234	143,307

Credit Agreement	—	—

11.75% Senior Second Lien Notes due 2026:
Principal	275,000	—
Unamortized debt issuance costs	(5,695)	—
Total	269,305	—

9.75% Senior Second Lien Notes due 2023:
Principal	—	552,460
Unamortized debt issuance costs	—	(2,330)
Total	—	550,130

Total debt, net	397,159	693,437
Less current portion, net	(30,015)	(582,249)
Long-term debt, net	$367,144	$111,188

Current Portion of Long-Term Debt, Net

As of September 30, 2023, the current portion of long-term debt of $30.0 million represented principal payments due within one year on the TVPX Loan and Term Loan (defined below), net of current unamortized debt issuance costs.

TVPX Loan

On May 15, 2023, the Company acquired a corporate aircraft from a company affiliated with and controlled by W&T’s Chairman, Chief Executive Officer (“CEO”) and President, Tracy W. Krohn. The terms of the transactions were reviewed and approved by the Audit Committee of the Company’s Board of Directors. See Note 13 – Related Party Transactions.

The purchase price of the aircraft was $19.1 million, which was paid using $9.0 million of the Company’s cash on hand and through the assumption of an approximately $11.8 million amortizing loan by TVPX Aircraft Solutions Inc. (the “TVPX Loan”), not in its individual capacity but as owner trustee of the trust which holds title to the aircraft, a wholly owned indirect subsidiary of the Company, as the borrower.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The TVPX Loan bears a fixed interest rate of 2.49% per annum for a term of 41 months and requires monthly amortization payments of $91.7 thousand plus accrued interest, and a balloon payment of $8.0 million at the end of the loan term. The TVPX Loan is guaranteed by the Company on an unsecured basis. At the date of assumption, the Company determined that the fair market value of the TVPX Loan was $10.1 million using current market rates.

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

Term Loan

On May 19, 2021, Aquasition LLC and Aquasition-II LLC (collectively, the “Subsidiary Borrowers”), both indirect wholly owned subsidiaries of the Company, entered into a credit agreement (the “Subsidiary Credit Agreement”) providing for a $215.0 million term loan (the “Term Loan”). The Term Loan matures on May 19, 2028.

The Term Loan requires quarterly amortization payments and bears interest at a fixed rate of 7.0% per annum. The Subsidiary Credit Agreement required the Company to enter into certain natural gas swaps and put derivative contracts (see Note 4 – Derivative Financial Instruments).

The Term Loan is non-recourse to the Company and any subsidiaries other than the Subsidiary Borrowers and the subsidiary that owns the equity in the Subsidiary Borrowers (the “Subsidiary Parent”) and is secured by the first lien security interests in the equity of the Subsidiary Borrowers and a first lien mortgage security interest and mortgages on certain assets of the Subsidiary Borrowers (see Note 6 – Subsidiary Borrowers for additional information).

Credit Agreement

The Company entered into a Credit Agreement with Calculus Lending, LLC (“Calculus”), a company affiliated with and controlled by the Company’s CEO, as sole lender under the Credit Agreement (as amended from time to time, the “Credit Agreement”). The Credit Agreement currently has a maturity date of January 3, 2024. As of September 30, 2023, the primary terms and covenants associated with the Credit Agreement are as follows:

●	$100 million first priority lien secured revolving credit facility, with borrowings limited to a borrowing base of $50.0 million;
●	Outstanding borrowings accrue interest at SOFR plus 6.0% per annum;
●	The Company’s ratio of First Lien Debt (as such term is defined in the Credit Agreement) outstanding under the Credit Agreement on the last day of the most recent quarter to EBITDAX (as such term is defined in the Credit Agreement) for the trailing four quarters must not be greater than 2.50 to 1.00;
●	The Company’s ratio of Total Proved PV-10 to First Lien Debt (as such terms are defined in the Credit Agreement) as of the last day of any fiscal quarter must be equal to or greater than 2.00 to 1.00;
●	The ratio of the Company and its restricted subsidiaries’ consolidated current assets to consolidated current liabilities (subject in each case to certain exceptions and adjustments as set forth in the Credit Agreement) at the last day of any fiscal quarter must be greater than or equal to 1.00 to 1.00;

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	As of the last day of any fiscal quarter, the Company and its restricted subsidiaries on a consolidated basis must pass a “Stress Test” to determine whether certain future net revenues from the Company’s and its restricted subsidiaries’ and certain joint ventures’ oil and gas properties included in the collateral are sufficient to satisfy the aggregate first lien indebtedness under the Credit Agreement assuming the Borrowing Base is 100% funded or fully utilized; and
●	Certain related party transactions are required to meet certain arm’s length criteria; except in each case as specifically permitted or excluded from the covenant under the Credit Agreement.

Availability under the Credit Agreement is subject to redetermination of the borrowing base that may be requested at the discretion of either the lender or the Company in accordance with the Credit Agreement. Any redetermination by the lender to change the borrowing base will result in a similar change in the availability under the Credit Agreement. The borrowing base was reconfirmed at $50.0 million on October 2023. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s and its guarantor subsidiaries’ assets, excluding those assets of the Subsidiary Borrowers (as described in Note 6 – Subsidiary Borrowers).

As of September 30, 2023, there were no borrowings outstanding under the Credit Agreement and no borrowings had been incurred under the Credit Agreement during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had $4.4 million outstanding in letters of credit which have been cash collateralized.

11.75% Senior Second Lien Notes due 2026

On January 27, 2023, the Company issued at par $275 million in aggregate principal amount of its 11.75% Senior Second Lien Notes (the “11.75% Notes”) under an indenture dated January 27, 2023 (the “Indenture”). The 11.75% Notes mature on February 1, 2026, and interest is payable in arrears on February 1 and August 1.

The 11.75% Notes are secured by second-priority liens on the same collateral that is secured under the Credit Agreement, which does not include the assets of the Subsidiary Borrowers (as described in Note 6 – Subsidiary Borrowers). The estimated annual effective interest rate on the 11.75% Notes is 12.7%, which includes amortization of deferred interest costs.

Prior to August 1, 2024, the Company may redeem all or any portion of the 11.75% Notes at a redemption price equal to 100% of the principal amount of the notes outstanding plus accrued and unpaid interest, if any, to the redemption date, plus the “Applicable Premium” (as defined in the Indenture). In addition, prior to August 1, 2024, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate original principal amount of the 11.75% Notes in an amount not greater than the net cash proceeds from certain equity offerings at a redemption price of 111.750% of the principal amount of the outstanding plus accrued and unpaid interest, if any, to the redemption date.

On and after August 1, 2024, the Company may redeem the 11.75% Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount thereof) equal to 105.875% for the 12-month period beginning August 1, 2024, and 100.000% on August 1, 2025 and thereafter, plus accrued and unpaid interest, if any, to the redemption date. The 11.75% Notes are guaranteed by the Guarantors.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 11.75% Notes contain covenants that limit or prohibit the Company’s ability and the ability of certain of its subsidiaries to: (i) make investments; (ii) incur additional indebtedness or issue certain types of preferred stock; (iii) create certain liens; (iv) sell assets; (v) enter into agreements that restrict dividends or other payments from the Company’s subsidiaries to the Company; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company; (vii) engage in transactions with affiliates; (viii) pay dividends or make other distributions on capital stock or subordinated indebtedness; and (ix) create subsidiaries that would not be restricted by the covenants of the Indenture. These covenants are subject to important exceptions and qualifications set forth in the Indenture. In addition, most of the above-described covenants will terminate if both S&P Global Ratings, a division of S&P Global Inc., and Moody’s Investors Service, Inc. assign the 11.75% Notes an investment grade rating and no default exists with respect to the 11.75% Notes.

Redemption of 9.75% Senior Second Lien Notes due 2023

On February 8, 2023, the Company redeemed all of the $552.5 million of aggregate principal outstanding of its 9.75% Senior Second Lien Notes (the 9.75% Notes”) at a redemption price of 100.0%, plus accrued and unpaid interest to the redemption date. The Company used the net proceeds of $270.8 million from the issuance of the 11.75% Notes and cash on hand of $296.1 million to fund the redemption.

Covenants

As of September 30, 2023 and for all prior measurement periods presented, the Company was in compliance with all applicable covenants of the Credit Agreement and the Indenture.

NOTE 3 — FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

Derivative financial instruments are reported in the Condensed Consolidated Balance Sheets using fair value. See Note 4 – Derivative Financial Instruments for additional information on derivative financial instruments. The following table presents the fair value of the Company’s derivative financial instruments (in thousands):

	September 30,	December 31,
	2023	2022
Assets:
Derivative instruments - current	$1,294	$4,954
Derivative instruments - long-term	14,372	23,236

Liabilities:
Derivative instruments - current	17,659	46,595
Derivative instruments - long-term	11,790	43,061

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

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Instruments

The following table presents the net value and fair value of the Company’s debt (in thousands):

	September 30, 2023		December 31, 2022
	Net Value	Fair Value	Net Value	Fair Value
TVPX Loan	$9,620	$9,783	$—	$—
Term Loan	118,234	113,478	143,307	139,056
11.75% Notes	269,305	283,580	—	—
9.75% Notes	—	—	550,130	544,902
Total	$397,159	$406,841	$693,437	$683,958

The fair value of the TVPX Loan and the Term Loan were measured using a discounted cash flows model and current market rates. The fair value of the 11.75% Notes and 9.75% Notes were measured using quoted prices, although the market is not a highly liquid market. The fair value of debt was classified as Level 2 within the valuation hierarchy.

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

W&T has elected not to designate commodity derivative contracts for hedge accounting. Accordingly, commodity derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value with settlements of such contracts, and changes in the unrealized fair value, recorded as Derivative (gain) loss, net on the Condensed Consolidated Statements of Operations in each period presented.

The natural gas contracts are based off the Henry Hub prices, which is quoted off the New York Mercantile Exchange (“NYMEX”).

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open derivative contracts as of September 30, 2023:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes	Volumes	Strike Price	Put Price	Call Price

Natural Gas - Henry Hub (NYMEX)		(MMbtu)(1)	(MMbtu)(1)	($/MMbtu)(1)	($/MMbtu)(1)	($/MMbtu)(1)
Oct 2023 - Dec 2023	calls	70,000	6,440,000	$—	$—	$7.50
Jan 2024 - Dec 2024	calls	65,000	23,790,000	$—	$—	$6.13
Jan 2025 - Mar 2025	calls	62,000	5,580,000	$—	$—	$5.50
Oct 2023 - Dec 2023 (2)	swaps	71,739	6,600,000	$2.50	$—	$—
Jan 2024 - Dec 2024 (2)	swaps	65,573	24,000,000	$2.46	$—	$—
Jan 2025 - Mar 2025 (2)	swaps	63,333	5,700,000	$2.72	$—	$—
Apr 2025 - Dec 2025 (2)	puts	62,183	17,100,000	$—	$2.27	$—
Jan 2026 - Dec 2026 (2)	puts	55,895	20,400,000	$—	$2.35	$—
Jan 2027 - Dec 2027 (2)	puts	52,607	19,200,000	$—	$2.37	$—
Jan 2028 - Apr 2028 (2)	puts	49,725	6,000,000	$—	$2.42	$—

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	MMbtu – Million British Thermal Units
(2)	These contracts were entered into by Aquasition LLC in conjunction with the Term Loan (see Note 6 – Subsidiary Borrowers).

Financial Statement Presentation

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses and other current assets	$1,294	$4,954
Other assets	14,372	23,236
Accrued liabilities	17,659	46,595
Other liabilities	11,790	43,061

Although the Company has master netting arrangements with its counterparties, the amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized loss (1)	$1,971	$132,289	$2,501	$96,315
Unrealized (gain) loss	(3,462)	(93,540)	(44,061)	13,577
Derivative (gain) loss, net	$(1,491)	$38,749	$(41,560)	$109,892

(1)	The nine months ended September 30, 2022 includes the effect of the $138.0 million realized gain related to the monetization of certain natural gas call contracts through restructuring of strike prices.

Cash payments on commodity derivative contract settlements, net, are included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Derivative (gain) loss	$(41,560)	$109,892
Derivative cash payments, net (1)	(6,123)	(1,022)
Derivative cash premium payments, net	—	(46,111)

(1)	The nine months ended September 30, 2022 includes $105.3 million of net cash receipts related to the monetization of certain natural gas call contracts through restructuring of strike prices.

NOTE 5 —– ACQUISITION

On September 20, 2023, the Company entered into a purchase and sale agreement to acquire working interests in certain oil and natural gas producing properties in eight shallow water oil and natural gas producing assets in the central and eastern shelf region of Gulf of Mexico for $32.0 million. The transaction closed on September 20, 2023, and after normal and customary post-effective date adjustments (including net operating cash flow attributable to the properties from the effective date of June 1, 2023 to the close date), cash consideration of $28.9 million was paid to the sellers. The transaction was funded using cash on hand. The Company also assumed the related asset retirement obligations (“AROs”) associated with these assets.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for as an asset acquisition, which requires that the total purchase price, including transaction costs, be allocated to the assets acquired and the liabilities assumed based on their relative fair values. The fair value measurements of the oil and natural gas properties acquired and ARO assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates by the Company’s management at the time of the valuation.

The following table represents the Company’s preliminary allocation of total purchase consideration to the identifiable assets acquired and liabilities assumed based on the fair values on the date of acquisition (in thousands):

Oil and natural gas properties and other, net	$45,215
Asset retirement obligations	(16,352)
Allocated purchase price	$28,863

NOTE 6 — SUBSIDIARY BORROWERS

The Subsidiary Borrowers used the net proceeds from the Term Loan (see Note 2 – Debt) to acquire all of the Company’s interests in certain oil and gas leasehold interests and associated wells and units located in State of Alabama waters and U.S. federal waters in the offshore Gulf of Mexico, Mobile Bay region (such assets, the “Mobile Bay Properties”) and the Company’s interest in certain gathering and processing assets located offshore Gulf of Mexico, Mobile Bay region and onshore near Mobile, Alabama, including offshore gathering pipelines, an onshore crude oil treating and sweetening facility, an onshore gathering pipeline, and associated assets (such assets, the “Midstream Assets”).

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

During the year ended December 31, 2022, the Subsidiary Borrowers paid cash distributions to W&T of $30.2 million. During the nine months ended September 30, 2023, no such distributions were paid.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidation and Carrying Amounts

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the Subsidiary Borrowers and the Subsidiary Parent (in thousands):

	September 30,	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$1,408	$21,764
Receivables:
Oil and natural gas sales	22,988	37,344
Joint interest, net	(25,446)	(5,760)
Prepaid expenses and other assets	(55)	417
Oil and natural gas properties and other, net	290,686	280,649
Other assets	9,328	8,473
Liabilities:
Accounts payable	10,432	27,387
Undistributed oil and natural gas proceeds	4,480	7,930
Accrued liabilities	17,982	45,102
Current portion of long-term debt, net	29,451	32,119
Long-term debt, net	88,783	111,188
Asset retirement obligations	67,402	61,138
Other liabilities	16,531	47,398

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statement of Operations related to the consolidation of the operations of the Subsidiary Borrowers and the Subsidiary Parent (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$28,865	$94,264	$75,425	$218,625
Total operating expenses	18,807	19,776	69,297	52,961
Interest expense, net	2,536	3,405	7,947	11,841
Derivative (gain) loss	(2,652)	55,850	(55,041)	187,896

NOTE 7 — JOINT VENTURE DRILLING PROGRAM

In March 2018, W&T and other members formed and funded Monza, which jointly participates with the Company in the exploration, drilling and development of certain drilling projects (the “Joint Venture Drilling Program”) in the Gulf of Mexico. The total commitments by all members, including W&T’s commitment to fund its retained interest in Monza projects held outside of Monza, was $361.4 million. W&T contributed 88.94% of its working interest in certain identified undeveloped drilling projects to Monza and retained 11.06% of its working interest. The Joint Venture Drilling Program is structured so that W&T initially receives an aggregate of 30.0% of the revenues less expenses, through the direct ownership from the retained working interest in the Monza projects and the Company’s indirect interest through its interest in Monza, for contributing 20.0% of the estimated total well costs plus associated leases and providing access to available infrastructure at agreed-upon rates. Any exceptions to this structure are approved by the Monza board of directors.

The members of Monza are third-party investors, W&T and an entity owned and controlled by W&T’s CEO. The entity affiliated with the Company’s CEO invested as a minority investor on the same terms and conditions as the third-party investors. Its investment is limited to 4.5% of total invested capital within Monza, and it made a capital commitment to Monza of $14.5 million.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Monza is an entity separate from any other entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of Monza’s assets prior to any value in Monza becoming available to holders of its equity. The assets of Monza are not available to pay creditors of the Company and its affiliates.

Through September 30, 2023, ten wells have been completed since the inception of the Joint Venture Drilling Program, and W&T is the operator for eight of these wells.

Since inception through September 30, 2023, members of Monza have made partner capital contributions, including W&T’s contributions of working interest in the drilling projects, to Monza totaling $302.4 million and received cash distributions totaling $206.4 million. Since inception through September 30, 2023, W&T has made capital contributions, including the contributions of working interest in the drilling projects, to Monza totaling $68.2 million and received cash distributions totaling $44.5 million.

Consolidation and Carrying Amounts

W&T’s interest in Monza is considered to be a variable interest that is proportionally consolidated. Through September 30, 2023, there have been no events or changes that would cause a redetermination of the variable interest status. W&T does not fully consolidate Monza because the Company is not considered the primary beneficiary of Monza.

The following table presents the amounts recorded by W&T on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	September 30,	December 31,
	2023	2022
Working capital	$1,471	$2,515
Oil and natural gas properties and other, net	33,104	37,260
Asset retirement obligations	572	467
Other assets	10,805	11,571

As required, W&T may call on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending. As of September 30, 2023 and December 31, 2022, the unused advances were $2.8 million and $2.9 million, respectively, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

The following table presents the amounts recorded by W&T in the Condensed Consolidated Statement of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Nine Months Ended September 30,
	2023	2022
Total revenues	$9,635	$23,681
Total operating expenses	7,046	10,805
Interest income	147	—

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — ASSET RETIREMENT OBLIGATIONS

AROs represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Asset retirement obligations, beginning of period	$466,429	$424,495
Liabilities settled	(24,918)	(61,285)
Accretion expense	21,641	19,536
Liabilities acquired	16,352	33,202
Liabilities incurred	113	138
Revisions of estimated liabilities	18,797	37,524
Asset retirement obligations, end of period	498,414	453,610
Less: Current portion	(33,169)	(54,886)
Long-term	$465,245	$398,724

NOTE 9 — SHARE-BASED AWARDS AND CASH-BASED INCENTIVE COMPENSATION

On June 16, 2023, the 2023 Incentive Compensation Plan (the “2023 Plan”) was approved by the Company’s shareholders. The 2023 Plan is effective June 16, 2023, and the Company will no longer grant awards pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan, as amended from time to time, or the 2004 Directors Compensation Plan of W&T Offshore, Inc., as amended from time to time (collectively, the “Prior Plans”). Under the 2023 Plan, the Company may issue, subject to the approval of the Board of Directors, stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance awards (“PSUs”), stock awards, dividend equivalents, other stock-based awards, performance units or shares, cash awards, substitute awards or any combination of the foregoing to eligible employees, non-employee directors, and consultants. Any awards granted prior to the effective date of the 2023 Plan are considered to have been granted under the applicable Prior Plan.

Share-Based Awards

Restricted Stock Units

During 2023, the Company granted RSUs to certain employees and non-employee directors under both the 2023 Plan and the Prior Plan. The RSUs granted to employees are a long-term compensation component, subject to service conditions, and generally vest in three equal annual installments. The fair value of the RSUs granted to employees on the date of grant was $6.6 million. The RSUs granted to non-employee directors generally vest one year from the date of the grant or on the date of W&T’s next annual shareholder meeting, subject to certain conditions. The fair value of the RSUs granted to non-employee directors on the date of grant was $0.6 million.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity related to RSUs during the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Stock Units	per Unit
Nonvested, beginning of period	1,221,461	$5.76
Granted	1,785,960	4.06
Vested	(486,134)	5.62
Forfeited	(111,717)	5.72
Nonvested, end of period	2,409,570	4.53

Performance Share Units

In June 2023, the Company granted PSUs to certain employees under both the 2023 Plan and the Prior Plan. These PSUs vest subject to continued employment and the Company’s total shareholder return (“TSR”) ranking against peer companies’ TSR over a three-year performance period, which ends on December 31, 2025. As these PSUs had both service and market conditions, the Company estimated the fair value of these PSUs using the Monte Carlo simulation model. The fair value of the PSUs on the date of grant was $6.3 million.

A summary of activity related to PSUs during the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Performance	Fair Value
	Share Units	per Unit
Nonvested, beginning of period	1,502,239	$9.78
Granted	1,289,720	4.85
Vested	(9,308)	8.13
Forfeited	(231,175)	9.69
Nonvested, end of period	2,551,476	7.30

The following table summarizes the assumptions used in the Monte Carlo simulation model to calculate the fair value of the PSUs granted:

Expected term for performance period (in years)	2.6
Expected volatility	76.1%
Risk-free interest rate	4.2%

Share-Based Awards to Non-Employee Directors

Under the Prior Plan, the Company issued RSAs to non-employee directors. These RSAs vested over a one-year period. There were no RSAs granted to non-employee directors during the nine months ended September 30, 2023. The non-employee directors were granted RSUs in July 2023 under the 2023 Plan.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity related to restricted shares during the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Shares	per Share
Nonvested, beginning of period	42,426	$4.95
Granted	—	—
Vested	(42,426)	4.95
Nonvested, end of period	—	—

Share-Based Compensation Expense

The following table presents the compensation costs included in General and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	$1,506	$1,240	$2,949	$2,852
Performance share units	1,744	1,352	4,240	2,154
Restricted shares	—	53	70	173
Total	$3,250	$2,645	$7,259	$5,179

Cash-Based Incentive Compensation

In addition to share-based awards, the Company also grants short-term cash-based incentive awards to all eligible employees. These awards provide for an annual cash payment equal to an established target cash incentive amount multiplied by a target performance score for the Company (as determined by a set of pre-defined performance metrics) and multiplied by an individual performance multiplier for all eligible employees except Named Executive Officers.

The following table presents the cash-based incentive compensation costs in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease operating expenses	$1,142	$1,532	$2,710	$1,994
General and administrative expenses	2,609	3,559	9,478	6,164
Total	$3,751	$5,091	$12,188	$8,158

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES

Tax Expense and Effective Tax Rate

For the three months ended September 30, 2023 and 2022, the Company recognized income tax expense of $4.8 million and $16.4 million, respectively. The effective tax rate for the three months ended September 30, 2023 is not meaningful primarily as a result of changes in the valuation allowance on the Company’s deferred tax assets. For the three months ended September 30, 2022, the effective tax rate was 19.7%. For the nine months ended September 30, 2023 and 2022, the Company recognized income tax expense of $16.4 million and $46.8 million, respectively, for an effective tax rate of 50.6% and 20.0%, respectively. For both the three and nine months ended September 30, 2023, the Company’s effective tax rate differed from the statutory federal tax rate primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance. For both the three and nine months ended September 30, 2022, the Company’s effective tax rate differed from the statutory federal tax rate primarily due to the impact of state income taxes and adjustments to the valuation allowance.

Valuation Allowance

Deferred tax assets are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The realization of the Company’s deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible. In assessing the need for a valuation allowance on deferred tax assets, the Company considers whether it is more likely than not that some portion or all of them will not be realized.

As of September 30, 2023 and December 31, 2022, the valuation allowance was $21.7 million and $15.3 million, respectively, and relates primarily to state net operating losses and the disallowed interest expense limitation carryover.

Income Taxes Receivable, Refunds and Payments

As of September 30, 2023, the Company has a federal income tax receivable of $0.2 million and state income tax receivable of $0.1 million. As of December 31, 2022, the Company did not have any outstanding current income taxes receivable. During the nine months ended September 30, 2023, the Company did not receive any income tax refunds and made federal income tax payments of $2.2 million and state income tax payments of $0.3 million.

The tax years 2019 through 2022 remain open to examination by the tax jurisdictions to which the Company is subject.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — EARNINGS PER SHARE

The following table presents the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$2,145	$66,721	$16,041	$187,700

Weighted average common shares outstanding - basic	146,483	143,116	146,451	143,026
Dilutive effect of securities	4,976	2,766	3,405	1,670
Weighted average common shares outstanding - diluted	151,459	145,882	149,856	144,696

Earnings per common share:
Basic	$0.01	$0.46	$0.11	$1.30
Diluted	0.01	0.46	0.11	1.30

NOTE 12 — CONTINGENCIES

Appeal with the Office of Natural Resources Revenue In 2009, W&T recognized allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of their deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. The Company disagrees with the position taken by the ONRR and filed an appeal with the ONRR. The Company was required to post a surety bond in order to appeal the Interior Board of Land Appeals decision. As of September 30, 2023, the value of the surety bond posted is $8.9 million.

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

ONRR Audit of Historical Refund Claims

On September 18, 2023, the Company received notification from the ONRR regarding results of an audit performed on W&T’s historical refund claims taken on various properties for alleged royalties owed to the ONRR. The Company’s review and the ONRR appeal process are ongoing and the Company does not believe any accrual is necessary at this time.

Civil Penalties

In January 2021, W&T entered into a Settlement Agreement with the Bureau of Safety and Environmental Enforcement (the “BSEE”) which resolved nine pending civil penalties issued by the BSEE. The civil penalties pertained to Incidents of Non-Compliance issued by the BSEE alleging regulatory non-compliance at separate offshore locations between July 2012 and January 2018. Under the Settlement Agreement, W&T agreed to pay a total of $0.7 million in three annual installments. The final installment was paid in February 2023.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During 2021 and 2022, as a result of the declaration of bankruptcy by a third party that is the indirect successor in title to certain offshore interests that were previously divested by the Company, W&T recorded a total contingent loss accrual of $20.4 million related to anticipated decommissioning obligations, which was reflected in Other (income) expense, net on the Condensed Consolidated Statements of Operations in the period recorded. During the nine months ended September 30, 2023, the Company incurred $4.7 million in costs related to these decommissioning obligations and reassessed the existing decommissioning obligations, recording an additional $2.1 million. As of September 30, 2023, the remaining loss contingency recorded related to the anticipated decommissioning obligations was $17.8 million.

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

Other Claims

In the ordinary course of business, the Company is a party to various pending or threatened claims and complaints seeking damages or other remedies concerning commercial operations and other matters. In addition, claims or contingencies may arise related to matters occurring prior to the Company’s acquisition of properties or related to matters occurring subsequent to the Company’s sale of properties. In certain cases, W&T has indemnified the sellers of properties acquired, and in other cases, W&T has indemnified the buyers of properties sold. The Company is also subject to federal and state administrative proceedings conducted in the ordinary course of business including matters related to alleged royalty underpayments on certain federal-owned properties. Although W&T can give no assurance about the outcome of pending legal and federal or state administrative proceedings and the effect such an outcome may have, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

W&T OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS

On May 15, 2023, the Company acquired a corporate aircraft from a company affiliated with and controlled by the Company’s CEO. The purchase price of the aircraft was $19.1 million, which was paid using $9.0 million of cash on hand and through the assumption of the TVPX Loan (see Note 2 – Debt). The terms of this transaction were reviewed and approved by the Audit Committee of the Company’s Board of Directors.

The aircraft was purchased as part of a series of transactions pursuant to which the Company restructured the compensation for its Named Executive Officers. Prior to the Company’s purchase of the aircraft, the Company used the aircraft for business purposes, and the CEO also used the aircraft for personal purposes. Both the Company’s use for business purposes and the CEO’s unlimited use for personal purposes were paid for by the Company pursuant to the CEO’s prior employment agreement. In connection with the Company’s efforts to significantly reduce overall executive compensation, including perquisite compensation the CEO was receiving for personal use of the aircraft, on April 20, 2023, the Company entered into an amendment to the employment agreement with the CEO which requires that the Company be reimbursed for personal use of the aircraft in accordance with the Company’s aircraft use policy.

NOTE 14 — SUBSEQUENT EVENT

On September 26, 2023, the Company entered into a purchase and sale agreement to acquire rights, titles and interests in and to certain leases, wells and personal property in the central shelf region of the Gulf of Mexico, among other assets, for a gross purchase price of $88.5 million, subject to customary purchase price adjustments. On October 20, 2023, the Company terminated the purchase and sale agreement pursuant to and in accordance with section 14.1(f) thereof, which provided that either the Company or the seller could terminate the agreement at any time following 5:00 p.m. Central Time on October 20, 2023. In conjunction with the termination of the purchase and sale agreement, the $8.9 million deposit was returned to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report, as well as our audited consolidated financial statements and the notes thereto in the 2022 Annual Report and the related MD&A included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2022 Annual Report. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our,” “W&T” or the “Company” are to W&T Offshore, Inc. and its wholly owned subsidiaries.

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

OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico. As of September 30, 2023, we hold working interests in 54 producing offshore fields in federal and state waters (which include 45 fields in federal waters and 9 in state waters). We currently have under lease approximately 602,100 gross acres (466,800 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 8,000 gross acres in Alabama state waters, 440,600 gross acres on the conventional shelf and approximately 153,500 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Known Trends and Uncertainties

Volatility in Oil, NGL and Natural Gas Prices

Our financial condition, cash flow and results of operations are significantly affected by the volume of our oil, NGLs and natural gas production and the prices that we receive for such production. Our realized sales prices received for our oil, NGLs and natural gas production are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, domestic production activities and political issues, and international geopolitical and economic events.

The U.S. Energy Information Administration (“EIA”) published its latest Short-Term Energy Outlook on October 11, 2023. Prices for West Texas Intermediate (“WTI”) oil averaged $89.43 per barrel in September and the EIA is forecasting WTI spot prices to average $86.67 for the fourth quarter of 2023. Prices for Henry Hub natural gas averaged $2.64 per Mcf in September and the EIA is forecasting that Henry Hub prices will average $3.03 in the fourth quarter of 2023.

The EIA is forecasting WTI spot prices will rise in the coming months, reflecting its expectation of tightening balances in the global oil markets after Saudi Arabia extended its voluntary oil production cuts through the end of the year and U.S. oil inventories fell to the lowest level since early 2022. Although the recent attacks on Israel have not yet affected physical oil markets, they raise the potential for oil supply disruptions and higher oil prices. In addition to this development, the current production targets for the Organization of the Petroleum Exporting Countries and Russia (collectively “OPEC+”) are set to expire at the end of 2024, and the EIA expects that continuing voluntary cuts and other factors will keep actual OPEC+ oil production well below targets as the group tries to limit increase in global oil inventories. These shifts in OPEC+ production levels as well as the Russia-Ukraine war and related sanctions, and overall indicators of slowing global economic growth, continue to contribute to a high level of uncertainty surrounding energy supply and demand, putting additional pressure on commodity prices.

Rising Interest Rates and Inflation of Cost of Goods, Services and Personnel

Due to the cyclical nature of the oil and natural gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increases, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. Continued inflationary pressures and increased commodity prices may also result in increases in the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise.

The United States has experienced a rise in inflation since October 2021. Inflation peaked during mid-2022 at 9.1% but has been gradually declining since the second half of 2022 according to the Consumer Price Index (the “CPI”). The annual inflation rate for September 2023 was 3.7% which matched the annual inflation rate for August 2023. These inflationary pressures have caused the Federal Reserve to tighten monetary policy by approving a series of increases to the Federal Funds Rate. As of September 30, 2023, the Federal Reserve benchmark rate ranges from 5.25% to 5.50%. If inflation were to continue to rise, it is possible the Federal Reserve would continue to take action they deem necessary to bring inflation down and to ensure price stability, including further rate increases, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could negatively impact our business.

As a result of these factors, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes or revenues.

Planned and Unplanned Downtime

We are subject to downtime events impacting production, transportation, gathering and processing of our production. Unplanned or planned downtime may be caused, for example, by certain regulatory requirements and inspections or third-party pipeline maintenance. During such downtime, our operating income is negatively impacted. During the first quarter of 2023, our production was temporarily impacted by planned maintenance at Mobile Bay and unplanned downtime at other non-operated fields. During the second quarter of 2023, our production was negatively impacted by unplanned downtime due to third-party pipeline maintenance and production downtime at non-operated fields. During the third quarter of 2023, our production was negatively impacted by well and maintenance issues, particularly at our Mobile Bay Properties.

Financial Assurance for Decommissioning Obligations

In order to cover the various decommissioning obligations of lessees on the outer continental shelf, the Bureau of Ocean Energy Management (the “BOEM”) generally requires that lessees post some form of acceptable financial assurance that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. The Department of Interior is reviewing many BOEM regulations and proposed a rule in June 2023 that would revise the BOEM’s criteria for determining whether lessees are required to provide supplemental financial insurance. Accordingly, we may be subject to additional financial assurance requirements in the future. As of the filing date of this Quarterly Report, we are in compliance with our financial assurance obligations to the BOEM and have no outstanding BOEM orders related to supplemental financial assurance obligations. We and other offshore Gulf of Mexico producers may, in the ordinary course of business, receive requests or demands in the future for financial assurances from the BOEM.

Surety Bond Collateral

Some of the sureties that provide us surety bonds used for supplemental financial assurance purposes or bonds associated with our appeals of Department of the Interior orders or demands have on occasion requested and received collateral from us, and may request additional collateral from us in the future, which could be significant and materially impact our liquidity. In addition, pursuant to the terms of our agreements with various sureties under our existing bonds or under any additional bonds we may obtain, we are required to post collateral at any time, on demand, at the surety’s discretion. No additional demands were made to us by sureties during the nine months ended September 30, 2023 and we do not have surety bond collateral outstanding as of the filing date of this Quarterly Report. The issuance of any additional surety bonds or other security to satisfy future BOEM orders, collateral requests from surety bond providers, and collateral requests from other third parties may require the posting of cash collateral, which may be significant, and may require the creation of escrow accounts.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, NGL and natural gas revenues do not include the effects of derivatives, which are reported in Derivative (gain) loss, net in our Condensed Consolidated Statements of Operations.

The following table presents our sources of revenue as a percentage of total revenue:

	Three Months Ended September 30,
	2023	2022
Oil	70.5%	49.0%
NGLs	5.2%	6.3%
Natural gas	22.8%	42.7%
Other	1.5%	2.0%

The information below provides a discussion and an analysis of significant variances in, our oil, NGL and natural gas revenues, production volumes and realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended September 30, 2023 and 2022 (in thousands, except sales price data):

	Three Months Ended September 30,
	2023	2022	Change
Revenues:
Oil	$100,331	$130,560	$(30,229)
NGLs	7,415	16,875	(9,460)
Natural gas	32,515	113,673	(81,158)
Other	2,150	5,377	(3,227)
Total revenues	142,411	266,485	(124,074)

Production Volumes:
Oil (MBbls) (1)	1,227	1,447	(220)
NGLs (MBbls) (1)	348	454	(106)
Natural gas (MMcf) (20	10,359	11,499	(1,140)
Total oil equivalent (MBoe) (3)	3,302	3,818	(516)

Average daily equivalent sales (Boe/day)	35,891	41,500	(5,609)

Average realized sales prices:
Oil ($/Bbl)	$81.77	$90.23	$(8.46)
NGLs ($/Bbl)	21.31	37.17	(15.86)
Natural gas ($/Mcf) (4)	3.14	9.89	(6.75)
Oil equivalent ($/Boe)	42.48	68.39	(25.91)
Oil equivalent ($/Boe), including realized commodity derivatives (5)	41.88	50.86	(8.98)

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent
(4)	Mcf — thousand cubic feet
(5)	Excludes the effects of premium amortization.

Changes in average sales prices (which does not give effect to hedging) and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended September 30, 2023 and 2022 (in thousands):

	Price	Volume	Total
Oil	$(10,367)	$(19,862)	$(30,229)
NGLs	(5,526)	(3,934)	(9,460)
Natural gas	(69,892)	(11,266)	(81,158)
	$(85,785)	$(35,062)	$(120,847)

Realized Prices on the Sale of Oil, NGLs and Natural Gas – Our average realized sales price for oil and natural gas differs from the WTI average price and the NYMEX Henry Hub average price, respectively, primarily due to premiums or discounts, quality adjustments, location adjustments and volume weighting (collectively referred to as differentials). Our average realized NGL sales price is mostly a function of the change in oil prices.

Oil, NGLs, and Natural Gas Volumes – Production volumes decreased by 516 Mboe to 3,302 Mboe during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to well and maintenance issues, particularly at our Mobile Bay Properties.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Lease operating expenses	$61,826	$59,010	$2,816
Gathering, transportation and production taxes	6,692	12,199	(5,507)
Depreciation, depletion, amortization and accretion	36,632	34,113	2,519
General and administrative expenses	19,978	23,047	(3,069)
Total operating expenses	$125,128	$128,369	$(3,241)

Average per Boe ($/Boe):
Lease operating expenses	$18.72	$15.46	$3.26
Gathering, transportation and production taxes	2.03	3.20	(1.17)
Depreciation, depletion, amortization and accretion	11.09	8.93	2.16
General and administrative expenses	6.05	6.04	0.01
Total operating expenses	$37.89	$33.63	$4.26

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $2.8 million to $61.8 million for the three months ended September 30, 2023 compared to $59.0 million for the three months ended September 30, 2022. On a component basis, base lease operating expenses increased $1.3 million, workover expenses increased $0.4 million, and facilities maintenance expense increased $1.1 million.

Base lease operating expenses increased primarily due to higher repair, maintenance and labor costs at various fields, and increased insurance premiums. The increases in workover expenses and facilities maintenance expenses were due to an increase in projects undertaken. Workovers and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period.

Gathering, transportation and production taxes – Gathering, transportation and production taxes decreased $5.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to lower production volumes and realized prices.

Depreciation, depletion, amortization and accretion (“DD&A”) – DD&A, which includes accretion for ARO, increased $2.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The DD&A rate increased to $11.09 per Boe for the three months ended September 30, 2023 from $8.93 per Boe for the three months ended September 30, 2022. The change in DD&A expense was due to a higher DD&A rate per Boe driven by the increase in the depreciable base due to capital spending and future development costs and lower proved reserves as compared to the third quarter of 2022, partially offset by lower production volumes.

General and administrative expenses (“G&A”) – G&A decreased $3.1 million, to $20.0 million for the three months ended September 30, 2023 as compared to $23.0 million for the three months ended September 30, 2022. The decrease is primarily due to decreased legal expenses, partially offset by higher contract labor, professional fees and medical claims. Legal expenses decreased primarily due to non-recurring legal fees incurred during the third quarter of 2022 related to a review of processes and controls within our information technology department. Contract labor and professional fees increased due to placement fees, engineering services and IT-related projects.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Derivative (gain) loss, net	$(1,491)	$38,749	$(40,240)
Interest expense, net	9,925	16,849	(6,924)
Other expense (income), net	1,927	(600)	2,527
Income tax expense	4,777	16,397	(11,620)

Derivative (gain) loss, net – During the three months ended September 30, 2023, the $1.5 million derivative gain recorded for our natural gas derivative contracts consists of $3.5 million of unrealized gain from the increase in the fair value of open contracts, partially offset by $2.0 million of realized losses. During the three months ended September 30, 2022, the $38.7 million derivative loss recorded for our oil and natural gas derivative contracts consisted of $132.3 million in realized losses and $93.5 million of unrealized gain from the increase in the fair value of our open oil and natural gas contracts.

The following table summarizes the effect of our derivative contracts on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
	2023	2022
Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$81.77	$90.23
Effects of realized commodity derivatives	—	(9.97)
Average realized sales price, including realized commodity derivatives	$81.77	$80.26

Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$3.14	$9.89
Effects of realized commodity derivatives	(0.19)	(4.56)
Average realized sales price, including realized commodity derivatives	$2.95	$5.33

Unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through April 2028, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for natural gas. See Financial Statements – Note 4 – Derivative Financial Instruments of this Quarterly Report for additional information.

Interest expense, net – Interest expense, net, was $9.9 million and $16.8 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $6.9 million in 2023 is due to the redemption of the 9.75% Notes in February 2023, lower interest expense on the lower outstanding principal balance of the Term Loan, partially offset by interest expense incurred on the 11.75% Notes issued in late January 2023.

Income tax expense – Our effective tax rate for the three months ended September 30, 2023 is not meaningful primarily as a result of changes in the valuation allowance on our deferred tax assets. Our effective tax rate for the three months ended September 30, 2022 was 19.7%. For the three months ended September 30, 2023, the effective tax rate differed from the statutory federal tax rate primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance. For the three months ended September 30, 2022, the effective tax rate differed from the statutory federal tax rate primarily due to the impact of state income taxes and adjustments to the valuation allowance.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, NGL and natural gas revenues do not include the effects of derivatives, which are reported in Derivative (gain) loss, net in our Condensed Consolidated Statements of Operations. The following table presents our sources of revenue as a percentage of total revenue:

	Nine Months Ended September 30,
	2023	2022
Oil	71.9%	56.4%
NGLs	6.4%	6.5%
Natural gas	20.2%	35.2%
Other	1.7%	1.9%

The information below provides a discussion of, and an analysis of significant variance in, our oil, NGL and natural gas revenues, production volumes and realized sales prices (which exclude the effect of hedging unless otherwise stated) for the nine months ended September 30, 2023 and 2022 (in thousands, except sales price data):

	Nine Months Ended September 30,
	2023	2022	Change
Revenues:
Oil	$287,313	$412,526	$(125,213)
NGLs	25,595	47,430	(21,835)
Natural gas	80,757	257,452	(176,695)
Other	6,651	13,889	(7,238)
Total revenues	$400,316	$731,297	$(330,981)

Production Volumes:
Oil (MBbls)	3,831	4,227	(396)
NGLs (MBbls)	1,086	1,187	(101)
Natural gas (MMcf)	28,058	33,965	(5,907)
Total oil equivalent (MBoe)	9,593	11,075	(1,482)

Average daily equivalent sales (Boe/day)	35,139	40,568	(5,429)

Average realized sales prices:
Oil ($/Bbl)	$75.00	$97.59	$(22.59)
NGLs ($/Bbl)	23.57	39.96	(16.39)
Natural gas ($/Mcf)	2.88	7.58	(4.70)
Oil equivalent ($/Boe)	41.04	64.78	(23.74)
Oil equivalent ($/Boe), including realized commodity derivatives(1)	40.78	63.76	(22.98)

(1)	Excludes the effects of premium amortization and write-offs.

Changes in average sales prices (which does not give effect to hedging) and sales volumes caused the following changes to our oil, NGL and natural gas revenues between the nine months ended September 30, 2023 and 2022 (in thousands):

	Price	Volume	Total
Oil	$(86,552)	$(38,661)	$(125,213)
NGLs	(17,950)	(3,885)	(21,835)
Natural gas	(131,925)	(44,770)	(176,695)
	$(236,427)	$(87,316)	$(323,743)

Realized Prices on the Sale of Oil, NGLs and Natural Gas – Our average realized sales price for oil and natural gas differs from the WTI average price and the NYMEX Henry Hub average price, respectively, primarily due to premiums or discounts, quality adjustments, location adjustments and volume weighting (collectively referred to as differentials). Our average realized NGL sales price is mostly a function of the change in oil prices.

Oil, NGLs, and Natural Gas Volumes – Production volumes decreased by 1,482 MBoe to 9,593 MBoe during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to unplanned field and well maintenance at Mobile Bay as well as third party deepwater pipeline maintenance and production downtime at non-operated fields.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Lease operating expenses	$193,033	$155,397	$37,636
Gathering, transportation and production taxes	19,630	26,647	(7,017)
Depreciation, depletion, amortization and accretion	102,660	99,384	3,276
General and administrative expenses	57,290	51,790	5,500
Total operating expenses	$372,613	$333,218	$39,395

Average per Boe ($/Boe):
Lease operating expenses	$20.12	$14.03	$6.09
Gathering, transportation and production taxes	2.05	2.41	(0.36)
Depreciation, depletion, amortization and accretion	10.70	8.97	1.73
General and administrative expenses	5.97	4.68	1.29
Total operating expenses	$38.84	$30.09	$8.75

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $37.6 million to $193.0 million for the nine months ended September 30, 2023 compared to $155.4 million for the nine months ended September 30, 2022. On a component basis, base lease operating expenses increased $17.2 million, workover expenses increased $9.0 million, facilities maintenance expense increased $11.8 million, and hurricane repairs decreased $0.4 million.

Base lease operating expenses increased due to increased expenses related to a full nine months of expenses at the fields acquired during February 2022 as well as higher repair, maintenance and labor costs at various fields, and increased insurance premiums. The increases in workover expenses and facilities maintenance expenses were due to an increase in projects undertaken. Workovers and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve production. Since these remedial operations are not regularly scheduled, workover and maintenance expenses are not necessarily comparable from period to period.

Gathering, transportation and production taxes – Gathering, transportation and production taxes decreased $7.0 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to lower production volumes and realized prices partially offset by the transportation contract related to the properties acquired in February 2022.

Depreciation, depletion, amortization and accretion – DD&A increased $3.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The DD&A rate increased to $10.70 per Boe for the nine months ended September 30, 2023 from $8.97 per Boe for the nine months ended September 30, 2022. The change in DD&A expense was due to a higher DD&A rate per Boe driven by the increase in the depreciable base due to capital spending and future development costs and lower proved reserves as compared to the nine months ended September 30, 2022, partially offset by lower production volumes.

General and administrative expenses – G&A increased $5.5 million to $57.3 million for the nine months ended September 30, 2023 as compared to $51.8 million for the nine months ended September 30, 2022. The increase is primarily due to increased payroll costs, incentive compensation costs and professional fees, partially offset by a decrease in legal expenses and a $2.2 million employee retention credit recorded during the nine months ended September 30, 2023. Incentive compensation costs were higher due to the higher value of the short-term cash based incentive compensation awards granted in 2022 and paid in 2023 as compared to the awards paid for in the prior year, the higher grant date fair value of RSU and PSU awards granted during 2022 as compared to the awards granted in 2021 and the share-based compensation awards granted during the second quarter of 2023. Legal expenses decreased primarily due to non-recurring legal fees incurred during the nine months ended September 30, 2022 related to a review of processes and controls within our information technology department.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Derivative (gain) loss, net	$(41,560)	$109,892	$(151,452)
Interest expense, net	34,960	54,915	(19,955)
Other expense (income), net	1,849	(1,229)	3,078
Income tax expense	16,413	46,801	(30,388)

Derivative (gain) loss, net – During the nine months ended September 30, 2023, the $41.6 million derivative gain recorded for our natural gas derivative contracts consisted of $2.5 million of realized losses on settled contracts and $44.1 million of unrealized gains from the increase in the fair value of open contracts. During the nine months ended September 30, 2022, the $109.9 million derivative loss recorded for our oil and natural gas derivative contracts consisted of $96.3 million in realized losses on settled contracts and $13.6 million of unrealized losses from the decrease in the fair value of our open oil and natural gas contracts.

The following table summarizes the effect of our derivative contracts on the Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2023	2022
Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$75.00	$97.59
Effects of realized commodity derivatives(2)	—	(14.90)
Average realized sales price, including realized commodity derivatives	$75.00	$82.69

Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$2.88	$7.58
Effects of realized commodity derivatives (1) (2)	(0.09)	1.52
Average realized sales price, including realized commodity derivatives	$2.79	$9.10

(1)	The nine months ended September 30, 2022 includes the effect of the $138.0 million realized gain related to the monetization of certain natural gas call contracts through restructuring of strike prices.
(2)	Excludes the effects of premium amortization and write-offs.

In the second quarter of 2022, the Company monetized a portion of existing hedge positions through restructuring of certain outstanding purchased calls covering the second half of 2022 through the first quarter of 2025 by increasing the weighted-average strike prices. These transactions resulted in net cash proceeds of $105.3 million.

Unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through April 2028, we expect these activities to continue to impact net income based on fluctuations in market prices for natural gas. See Financial Statements – Note 4 – Derivative Financial Instruments of this Quarterly Report for additional information.

Interest expense, net – Interest expense, net was $35.0 million and $54.9 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $20.0 million in 2023 is due to the redemption of the 9.75% Notes which occurred in February 2023, lower interest expense on the lower outstanding principal balance of the Term Loan, partially offset by interest expense incurred on the 11.75% Notes issued in late January 2023.

Income tax expense – The effective tax rate for the nine months ended September 30, 2023 and 2022 was 50.6% and 20.0%, respectively. For the nine months ended September 30, 2023, the effective tax rate differed from the statutory federal tax rate primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance. For the nine months ended September 30, 2022, the effective tax rate differed from the statutory federal tax rate primarily due to the impact of state income taxes and adjustments to the valuation allowance.

THE SUBSIDIARY BORROWERS

On May 19, 2021, we formed Aquasition LLC (“AI LLC”) and Aquasition-II LLC (“A-II, LLC”), both indirect wholly-owned subsidiaries of W&T Offshore, Inc., through their parent, Aquasition Energy LLC (collectively, the “Aquasition Entities”). Concurrently, A-I LLC and A-II LLC entered into a credit agreement providing for the Term Loan. See Financial Statements – Note 2 – Debt of this Quarterly Report for additional information.

We designated the Aquasition Entities as unrestricted subsidiaries under the Indenture (the “Unrestricted Subsidiaries”). Having been so designated, the Unrestricted Subsidiaries do not guarantee the 11.75% Notes and the liens on the assets sold to the Unrestricted Subsidiaries have been released under the Credit Agreement. The Unrestricted Subsidiaries are not bound by the covenants contained in the Credit Agreement or the Indenture. Under the Subsidiary Credit Agreement and related instruments, assets of the Aquasition Entities may not be available to mortgage or pledge as security to secure new indebtedness of the Company and its other subsidiaries.

Below is consolidating balance sheet information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Condensed Consolidated Balance Sheet as of September 30, 2023 (in thousands):

	Consolidated	Elimination of Unrestricted Subsidiaries	Restricted Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$148,993	$(1,408)	$147,585
Restricted cash	4,417	—	4,417
Receivables:
Oil and natural gas sales	48,522	(22,988)	25,534
Joint interest, net	16,049	25,446	41,495
Income taxes	275	—	275
Prepaid expenses and other current assets	30,476	55	30,531
Total current assets	248,732	1,105	249,837

Oil and natural gas properties and other, net	771,454	(290,686)	480,768
Restricted deposits for asset retirement obligations	22,168	—	22,168
Deferred income taxes	42,633	—	42,633
Other assets	40,386	(9,328)	31,058
Total assets	$1,125,373	$(298,909)	$826,464

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$83,518	$(10,432)	$73,086
Undistributed oil and natural gas proceeds	34,649	(4,480)	30,169
Asset retirement obligations	33,169	—	33,169
Accrued liabilities	34,264	(17,982)	16,282
Current portion of long-term debt	30,015	(29,451)	564
Income tax payable	53	—	53
Total current liabilities	215,668	(62,345)	153,323

Long-term debt, net	367,144	(88,783)	278,361
Asset retirement obligations, less current portion	465,245	(67,402)	397,843
Other liabilities	47,257	(16,531)	30,726
Deferred income taxes	72	—	72

Common stock	1	—	1
Shareholders' equity (deficit):
Additional paid-in capital	582,900	—	582,900
Retained deficit	(528,747)	(63,848)	(592,595)
Treasury stock, at cost	(24,167)	—	(24,167)
Total shareholders’ equity (deficit)	29,987	(63,848)	(33,861)
Total liabilities and shareholders’ equity (deficit)	$1,125,373	$(298,909)	$826,464

Below is consolidating statement of operations information reflecting the elimination of the accounts of our Unrestricted Subsidiaries from our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023 (in thousands):

	Consolidated	Elimination of Unrestricted Subsidiaries	Restricted Subsidiaries
Revenues:
Oil	$287,313	$(485)	$286,828
NGLs	25,595	(16,317)	9,278
Natural gas	80,757	(55,299)	25,458
Other	6,651	(3,324)	3,327
Total revenues	400,316	(75,425)	324,891

Operating expenses:
Lease operating expenses	193,033	(63,665)	129,368
Gathering, transportation and production taxes	19,630	(6,318)	13,312
Depreciation, depletion, amortization and accretion	102,660	1,648	104,308
General and administrative expenses	57,290	(962)	56,328
Total operating expenses	372,613	(69,297)	303,316

Operating income	27,703	(6,128)	21,575

Interest expense, net	34,960	(8,517)	26,443
Derivative (gain) loss, net	(41,560)	55,041	13,481
Other income, net	1,849	570	2,419
Income (loss) before income taxes	32,454	(53,222)	(20,768)
Income tax expense	16,413	—	16,413
Net (loss) income	$16,041	$(53,222)	$(37,181)

Our produced oil, NGLs and natural gas volumes (net to our interests) from the Subsidiary Borrowers are as follows:

	Nine Months Ended September 30,
Production Volumes:	2023	2022
Oil (MBbls)	12	13
NGLs (MBbls)	699	729
Natural gas (MMcf)	18,565	22,919
Total oil equivalent (MBoe)	3,805	4,562

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

We expect to support our business requirements primarily with cash generated from operations and, if necessary, through borrowings under our Credit Agreement. As of September 30, 2023, we had $149.0 million cash on hand and $50.0 million available under our Credit Agreement, based on a borrowing base of $50.0 million. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares or our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities, availability under our Credit Agreement and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth to take advantage of the current commodity environment and will allow us to meet our cash requirements for at least the next 12 months.

We continuously review our liquidity and capital resources. We have commenced discussions with potential lenders and institutions regarding potential replacement or augmentation of our current Credit Agreement which matures on January 3, 2024. The terms of such replacement could vary significantly from those under the current Credit Agreement. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2023	2022	Change
Operating activities	$79,662	$326,851	$(247,189)
Investing activities	(79,451)	(89,677)	10,226
Financing activities	(312,575)	(35,843)	(276,732)

Operating Activities – Net cash provided by operating activities decreased $247.2 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022. This was primarily due to (i) a $331.0 million decrease in revenues and (ii) a $42.6 million increase in operating expenses, partially offset by (iii) a $41.0 million decrease in derivative cash settlements and (iv) a $18.7 million decrease in cash interest expense. These decreases in operating cash flow were partially offset by the changes in operating assets and liabilities which increased operating cash flows by $46.6 million primarily related to (i) lower accounts receivable balance due to decreased realized prices, (ii) and lower accounts payable and accrued liabilities balances in the current period and (ii) a $36.4 million decrease in ARO settlements.

Investing Activities – Net cash used in investing activities decreased $10.2 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022. This was primarily due to decreases of $22.6 million in acquisition of property interests and $8.5 million in investment in oil and natural gas properties, partially offset by increases of $8.9 million in deposits related to acquisition of property interests and $12.1 million in purchases of the corporate aircraft and furniture, fixtures and other.

Financing Activities –Net cash used in financing activities increased by $276.7 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022. This was due to the redemption of the $552.5 million principal amount outstanding 9.75% Notes partially offset by the net cash proceeds of $275.0 million received from the issuance of the 11.75% Notes.

Income Taxes

We made income tax payments of $2.2 million for federal and $0.3 million for state purposes and have income taxes receivable of $0.2 million for federal and $0.1 million for state purposes for the nine months ended September 30, 2023. See Financial Statements – Note 10 –Income Taxes of this Quarterly Report for additional information.

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

	Nine Months Ended September 30,
	2023	2022
Exploration (1)	$3,974	$10,065
Development (1)	26,041	12,743
Acquisitions of interests	28,863	51,474
Seismic and other	944	7,158
Investments in oil and gas property/equipment – accrual basis	$59,822	$81,440

(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically in the Gulf of Mexico (in thousands):

	Nine Months Ended September 30,
	2023	2022
Conventional shelf (1)	$10,461	$10,473
Deepwater	19,554	12,335
Exploration and development capital expenditures – accrual basis	$30,015	$22,808

(1)	Includes exploration and development capital expenditures in Alabama state waters.

Acquisitions

We have grown the Company by making strategic acquisitions of producing properties in the Gulf of Mexico. We seek opportunities where we can exploit additional drilling projects and can reduce costs. In September 2023, we acquired eight shallow water oil and natural gas producing assets in the central and eastern shelf region of Gulf of Mexico for $28.9 million, after normal and customary post-effective date adjustments (including net operating cash flow attributable to the properties from the effective date to the respective closing date). The transaction was funded with cash on hand.

On September 26, 2023, we entered into a purchase and sale agreement to acquire rights, titles and interests in and to certain leases, wells and personal property in the central shelf region of the Gulf of Mexico, among other assets, for a gross purchase price of $88.5 million, subject to customary purchase price adjustments. In accordance with the purchase and sale agreement, the Company made an $8.9 million deposit. On October 20, 2023, the Company terminated the purchase and sale agreement pursuant to and in accordance with section 14.1(f) thereof, which provided that either the Company or the seller could terminate the agreement at any time following 5:00 p.m. Central Time on October 20, 2023.

In conjunction with the termination of the purchase and sale agreement, the $8.9 million deposit was returned to the Company.

Any future acquisitions are subject to the completion of satisfactory due diligence, the negotiation and resolution of significant legal issues, the negotiation, documentation and completion of mutually satisfactory definitive agreements among the parties, the consent of our lenders, our ability to finance the acquisition and approval of our Board of Directors. We cannot guarantee that any such potential transaction would be completed on acceptable terms, if at all.

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the nine months ended September 30, 2023, we have paid $24.8 million related to these obligations, and we expect to incur $33.2 million of payments in the next twelve months. Our ARO estimates as of September 30, 2023 and December 31, 2022 were $498.4 million and $466.4 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A, Risk Factors, of our 2022 Annual Report for additional information.

Drilling Activity

We did not drill any wells during the nine months ended September 30, 2023. During September 30, 2022, we completed the East Cameron 349 B-1 well (Cota). The Cota well is in the Monza Joint Venture Drilling Program. See Financial Statements – Note 7 –Joint Venture Drilling Program of this Quarterly Report for additional information.

Debt

As of September 30, 2023, we have $407.9 million in aggregate principal amount of long-term debt outstanding, with $31.9 million in aggregate principal coming due over the next twelve months.

On May 15, 2023, we acquired a corporate aircraft from a company affiliated with and controlled by our CEO. The purchase price of the aircraft was $19.1 million, which was paid using $9.0 million of cash on hand and through the assumption of the TVPX Loan, which had a fair market value of $10.1 million on the date of assumption. A valuation prepared by an independent third-party appraiser was one of the components used in determining the purchase price value. Factors considered for purchasing the aircraft were the primary use in making business travel efficient as well as our intent to charter out the aircraft to defray a portion of the operating costs and certain tax considerations and benefits. The terms of this transaction were reviewed and approved by the Audit Committee of the Company’s Board of Directors. See Financial Statements – Note 2 – Debt and Note 13 – Related Party Transactions for additional information.

For additional information about our long-term debt, see Financial Statements – Note 2 – Debt of this Quarterly Report and Part II, Item 8, Financial Statements and Supplementary Data, in our 2022 Annual Report.

Contractual Obligations

During the nine months ended September 30, 2023, we entered into a contract for a drilling rig. The contract is to begin in February 2024 and terminate in October 2024. We expect the total obligation under the contract to be $16.8 million.

Except as disclosed herein, contractual obligations as of September 30, 2023 did not change materially from the disclosures in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2022 Annual Report.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies which are summarized in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2022 Annual Report.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the nine months ended September 30, 2023, have had or are expected to have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading or other speculative purposes. Our exposure to other market risks has not changed materially from the disclosures in Part II, Item 7A, Quantitative and Qualitative Disclosures About Martket Risk, of our 2022 Annual Report.

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of September 30, 2023, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Financial Statements – Note 12 – Contingencies of this Quarterly Report for information on various legal proceedings to which we are a party or our properties are subject.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Second Amended and Restated Articles of Incorporation of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed August 2, 2023 (File No. 001-32414))

3.2	Fourth Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed April 26, 2023 (File No. 001-32414))

10.1†

Purchase and Sale Agreement, dated September 26, 2023, by and among W&T Offshore, Inc., as buyer, and Cox Oil Offshore, L.L.C., Energy XXI GOM, LLC, EPL Oil & Gas, LLC, MLCJR LLC, Cox Operating L.L.C., Energy XXI Gulf Coast, LLC and M21K, LLC, as sellers (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed September 29, 2023 (File No. 001-32414))

10.2

First Amendment to Purchase and Sale Agreement, dated October 13, 2023, by and among W&T Offshore, Inc., as buyer, and Cox Oil Offshore, L.L.C., Energy XXI GOM, LLC, EPL Oil & Gas, LLC, MLCJR LLC, Cox Operating L.L.C., Energy XXI Gulf Coast, LLC and M21K, LLC, as sellers (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed October 18, 2023 (File No. 001-32414))

10.3+*	Form of Restricted Stock Unit Grant Notice (Performance Vesting), pursuant to the W&T Offshore, Inc. 2023 Incentive Compensation Plan

10.4+*	Form of Restricted Stock Unit Grant Notice (Service-based Vesting), pursuant to the W&T Offshore, Inc. 2023 Incentive Compensation Plan

10.5+*	Form of Non-Employee Director Restricted Stock Unit Grant Notice, pursuant to the W&T Offshore, Inc. 2023 Incentive Compensation Plan

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
†

Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a supplemental copy to each some omitted schedule or similar attachment to the SEC upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2023.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant