Form 10-Q
period 2024-03-31
W&T OFFSHORE INC
filed 2024-05-10
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 146,857,277 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$94,822	$173,338
Restricted cash	4,417	4,417
Accounts receivable:
Oil, NGL and natural gas sales	66,959	52,080
Joint interest, net of allowance for credit losses of $11,119 and $11,130 as of March 31, 2024 and December 31, 2023, respectively	18,280	15,480
Other	1,901	2,218
Prepaid expenses and other current assets (Note 11)	21,342	17,447
Total current assets	207,721	264,980

Oil and natural gas properties and other, net of accumulated depreciation, depletion and amortization of $8,247,718 and $8,213,781 as of March 31, 2024 and December 31, 2023, respectively	825,628	749,056
Restricted deposits for asset retirement obligations	22,346	22,272
Deferred income taxes	38,040	38,774
Other assets	32,740	38,923
Total assets	$1,126,475	$1,114,005
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$75,966	$78,857
Accrued liabilities (Note 11)	15,559	31,978
Undistributed oil and natural gas proceeds	52,835	42,134
Advances from joint interest partners	2,864	2,962
Current portion of asset retirement obligations (Note 5)	37,745	31,553
Current portion of long-term debt, net (Note 3)	6,987	29,368
Total current liabilities	191,956	216,852

Asset retirement obligations (Note 5)	492,066	467,262
Long-term debt, net (Note 3)	384,241	361,236
Other liabilities	16,672	19,420
Commitments and contingencies (Note 6)	20,780	18,043

Shareholders’ equity:
Preferred stock, $0.00001 par value; 20,000 shares authorized; none issued at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 400,000 shares authorized; 149,726 issued and 146,857 outstanding at March 31, 2024; 149,450 issued and 146,581 outstanding at December 31, 2023	1	1
Additional paid-in capital	588,563	586,014
Retained deficit	(543,637)	(530,656)
Treasury stock, at cost; 2,869 shares	(24,167)	(24,167)
Total shareholders’ equity	20,760	31,192
Total liabilities and shareholders’ equity	$1,126,475	$1,114,005

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Oil	$107,015	$97,000
NGLs	7,469	7,795
Natural gas	21,616	24,804
Other	4,687	2,126
Total revenues	140,787	131,725

Operating expenses:
Lease operating expenses	70,830	65,186
Gathering, transportation and production taxes	7,540	6,136
Depreciation, depletion, and amortization	33,937	22,624
Asset retirement obligations accretion	7,969	7,510
General and administrative expenses	20,515	19,919
Total operating expenses	140,791	121,375

Operating (loss) income	(4)	10,350

Interest expense, net	10,072	14,713
Derivative gain, net	(4,877)	(39,240)
Other expense, net	5,230	233
(Loss) income before income taxes	(10,429)	34,644
Income tax expense	1,045	8,639
Net (loss) income	$(11,474)	$26,005

Net (loss) income per common share:
Basic	$(0.08)	$0.18
Diluted	$(0.08)	$0.17
Weighted average common shares outstanding:
Basic	146,857	146,418
Diluted	146,857	148,726

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2023	146,581	$1	$586,014	$(530,656)	2,869	$(24,167)	$31,192
Cash dividends	—	—	—	(1,507)	—	—	(1,507)
Share-based compensation	—	—	3,032	—	—	—	3,032
Stock issued	276	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(483)	—	—	—	(483)
Net loss	—	—	—	(11,474)	—	—	(11,474)
Balances at March 31, 2024	146,857	$1	$588,563	$(543,637)	2,869	$(24,167)	$20,760

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2022	146,133	$1	$576,588	$(544,788)	2,869	$(24,167)	$7,634
Share-based compensation	—	—	1,922	—	—	—	1,922
Stock issued	328	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(723)	—	—	—	(723)
Net income	—	—	—	26,005	—	—	26,005
Balances at March 31, 2023	146,461	$1	$577,787	$(518,783)	2,869	$(24,167)	$34,838

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$(11,474)	$26,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	41,906	30,134
Share-based compensation	3,032	1,922
Amortization and write off of debt issuance costs	1,292	3,249
Derivative gain, net	(4,877)	(39,240)
Derivative cash settlements, net	2,599	(5,328)
Deferred income taxes	733	4,396
Changes in operating assets and liabilities:
Accounts receivable	(17,362)	17,505
Prepaid expenses and other current assets	433	31,489
Accounts payable, accrued liabilities and other	(852)	(38,055)
Asset retirement obligation settlements	(3,788)	(8,642)
Net cash provided by operating activities	11,642	23,435

Investing activities:
Investment in oil and natural gas properties and equipment	(7,080)	(13,158)
Acquisition of property interests	(80,515)	—
Purchases of furniture, fixtures and other	(24)	(156)
Net cash used in investing activities	(87,619)	(13,314)

Financing activities:
Proceeds from issuance of 11.75% Notes Senior Second Lien Notes	—	275,000
Repayment of 9.75% Second Senior Lien Notes	—	(552,460)
Repayments of Term Loan	—	(9,552)
Repayments of TVPX Loan	(275)	—
Debt issuance costs	(312)	(6,354)
Payment of dividends	(1,469)	—
Other	(483)	(723)
Net cash used in financing activities	(2,539)	(294,089)

Change in cash, cash equivalents and restricted cash	(78,516)	(283,968)
Cash, cash equivalents and restricted cash, beginning of year	177,755	465,774
Cash, cash equivalents and restricted cash, end of period	$99,239	$181,806

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

W&T Offshore, Inc. (with subsidiaries referred to herein as the “Company”) is an independent oil and natural gas producer with substantially all of its operations offshore in the Gulf of Mexico. The Company is active in the exploration, development and acquisition of oil and natural gas properties. The Company operates in one reportable segment.

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. On the Condensed Consolidated Balance Sheets, the Company has combined Income tax payable with Accrued liabilities and Deferred income taxes with Other liabilities. On the Condensed Consolidated Statements of Cash Flows, the Company has combined lines within each category of cash flows. These reclassifications had no effect on the Company’s results of operations, financial position or cash flows.

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

NOTE 2 — ACQUISITION

On December 13, 2023, the Company entered into a purchase and sale agreement to acquire rights, titles and interest in and to certain leases, wells and personal property in the central shelf region of the Gulf of Mexico, among other assets, for $72.0 million. The transaction closed on January 16, 2024 for $77.2 million (including closing fees and other transaction costs) and was funded using cash on hand. The Company also assumed the related asset retirement obligations (“AROs”) associated with these assets.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the Company’s allocation of total purchase consideration to the identifiable assets acquired and liabilities assumed based on the fair values on the date of acquisition (in thousands):

January 2024
Oil and natural gas properties and other, net	$95,364
Asset retirement obligations	(18,161)
Allocated purchase price	$77,203

In February 2024, the Company received a final settlement statement for its September 2023 acquisition of working interest in certain oil and natural gas producing properties in the central and eastern shelf region of the Gulf of Mexico and recorded an additional $3.3 million of oil and natural gas properties.

NOTE 3 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	March 31,	December 31,
	2024	2023
Term Loan:
Principal	$114,159	$114,159
Unamortized debt issuance costs	(2,734)	(3,052)
Total	111,425	111,107

11.75% Senior Second Lien Notes due 2026:
Principal	275,000	275,000
Unamortized debt issuance costs	(4,583)	(5,090)
Total	270,417	269,910

TVPX Loan:
Principal	10,750	11,025
Unamortized discount	(1,159)	(1,294)
Unamortized debt issuance costs	(205)	(144)
Total	9,386	9,587

Total debt, net	391,228	390,604
Less current portion, net	(6,987)	(29,368)
Long-term debt, net	$384,241	$361,236

On March 17, 2024, the term loan provided for by the credit agreement entered into by Aquasition LLC and Aquasition II LLC (the “Term Loan”) was amended to provide for (i) the deferral of $30.1 million of principal repayments during 2024; (ii) the resumption of principal repayments in the first quarter of 2025 with the option, but not obligation, to catch up on deferred amortization through excess cash flow sweep; (iii) the payment of cash interest each quarter on the remaining principal balance; (iv) the payment of an amendment fee of $0.2 million to be paid in four quarterly installments of $50,000 each, starting in the first quarter of 2024; and (v) the modification of the optional prepayment schedule as follows: redemption at 103% of par from May 2024 to May 2026, redemption at 102% of par from May 2026 up to May 2027, and 101% of par from May 2027 up to maturity in May 2028. The premium will be applicable to the aggregate principal amount outstanding at the time of any optional redemption.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

During the three months ended March 31, 2024, the Company entered into a series of amendments to extend the maturity date of the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) with the most recent being the Sixteenth Amendment, to extend the maturity date to April 30, 2024. As of March 31, 2024, there were no borrowings outstanding under the Credit Agreement, and no borrowings had been incurred under the Credit Agreement during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company had $4.4 million outstanding in letters of credit which have been cash collateralized.

As of March 31, 2024 and for all prior measurement periods presented, the Company was in compliance with all applicable covenants.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, derivative instruments and debt.

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open derivative contracts as of March 31, 2024:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes (1)	Volumes (1)	Strike Price	Put Price	Call Price
Natural Gas - Henry Hub (NYMEX)		(Mmbtu)	(Mmbtu)	($/Mmbtu)	($/Mmbtu)	($/Mmbtu)
Apr 2024 - Dec 2024	calls	65,000	17,875,000	$—	$—	$6.13
Jan 2025 - Mar 2025	calls	62,000	5,580,000	$—	$—	$5.50
Apr 2024 - Dec 2024 (1)	swaps	65,455	18,000,000	$2.39	$—	$—
Jan 2025 - Mar 2025 (1)	swaps	63,333	5,700,000	$2.72	$—	$—
Apr 2025 - Dec 2025 (1)	puts	62,182	17,100,000	$—	$2.27	$—
Jan 2026 - Dec 2026 (1)	puts	55,890	20,400,000	$—	$2.35	$—
Jan 2027 - Dec 2027 (1)	puts	52,306	19,200,000	$—	$2.37	$—
Jan 2028 - Apr 2028 (1)	puts	49,587	6,000,000	$—	$2.50	$—

(1)	MMbtu – Million British Thermal Units

The Company has elected not to designate its derivative instruments contracts for hedge accounting. Accordingly, commodity derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value with settlements of such contracts, and changes in the unrealized fair value, recorded as Derivative gain, net on the Condensed Consolidated Statements of Operations in each period presented.

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid expenses and other current assets	$2,801	$1,180
Other assets	6,747	10,068
Accrued liabilities	5,046	6,267
Other liabilities	—	2,756

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The Company measures the fair value of its derivative instruments by applying the income approach, using models with inputs that are classified within Level 2 of the valuation hierarchy. The income approach converts expected future cash flows to a present value amount based on market expectations. The inputs used for the fair value measurement of derivative financial instruments are the exercise price, the expiration date, the settlement date, notional quantities, the implied volatility, the discount curve with spreads and published commodity future prices.

Although the Company has master netting arrangements with its counterparties, the amounts recorded on the Condensed Consolidated Balance Sheets are on a gross basis.

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Realized (gain) loss	$(3,755)	$230
Unrealized gain	(1,122)	(39,470)
Derivative gain, net	$(4,877)	$(39,240)

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	March 31, 2024		December 31, 2023
	Net Value	Fair Value	Net Value	Fair Value
Term Loan	$111,425	$108,294	$111,107	$108,467
11.75% Notes	270,417	284,818	269,910	283,443
TVPX Loan	9,386	9,967	9,587	10,156
Total	$391,228	$403,079	$390,604	$402,066

The fair value of the TVPX Loan and the Term Loan were measured using a discounted cash flows model and current market rates. The fair value of the 11.75% Notes was measured using quoted prices, although the market is not a highly liquid market. The fair value of debt was classified as Level 2 within the valuation hierarchy.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

AROs represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Asset retirement obligations, beginning of period	$498,815	$466,430
Liabilities settled	(3,788)	(8,642)
Accretion expense	7,969	7,510
Liabilities acquired	18,161	—
Liabilities incurred	—	110
Revisions of estimated liabilities	8,654	3,798
Asset retirement obligations, end of period	529,811	469,206
Less: Current portion	(37,745)	(9,859)
Long-term	$492,066	$459,347

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 6 — CONTINGENCIES

Appeal with the Office of Natural Resources Revenue

In 2009, the Company recognized allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of its deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. The Company disagrees with the position taken by the ONRR and filed an appeal with the ONRR. The Company was required to post a surety bond in order to appeal the Interior Board of Land Appeals decision. As of March 31, 2024, the value of the surety bond posted is $9.9 million.

The Company has continued to pursue its legal rights and, at present, the case is in front of the U.S. District Court for the Eastern District of Louisiana where both parties have filed cross-motions for summary judgment and opposition briefs. The Company has filed a Reply in support of its Motion for Summary Judgment, and the government has in turn filed its Reply brief. With briefing now completed, the Company is waiting for the district court’s ruling on the merits.

ONRR Audit of Historical Refund Claims

In 2023, the Company received notification from the ONRR regarding results of an audit performed on the Company’s historical refund claims taken on various properties for alleged royalties owed to the ONRR. The review process is ongoing, and the Company does not believe any accrual is necessary at this time.

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

During the three months ended March 31, 2024, the Company incurred $2.6 million in costs related to these decommissioning obligations and reassessed the existing decommissioning obligations, recording an additional $5.3 million. As of March 31, 2024, the remaining loss contingency recorded related to the anticipated decommissioning obligations was $20.8 million.

Although it is reasonably possible that the Company could receive state or federal decommissioning orders in the future or be notified of defaulting third parties in existing leases, the Company cannot predict with certainty, if, how or when such orders or notices will be resolved or estimate a possible loss or range of loss that may result from such orders. However, the Company could incur judgments, enter into settlements or revise the Company’s opinion regarding the outcome of certain notices or matters, and such developments could have a material adverse effect on the Company’s results of operations in the period in which the amounts are accrued and the Company’s cash flows in the period in which the amounts are paid. To the extent that the Company does incur costs associated with these properties in future periods, the Company intends to seek contribution from other parties that owned an interest in the facilities.

Other Claims

In the ordinary course of business, the Company is a party to various pending or threatened claims and complaints seeking damages or other remedies concerning commercial operations and other matters. In addition, claims or contingencies may arise related to matters occurring prior to the Company’s acquisition of properties or related to matters occurring subsequent to the Company’s sale of properties. In certain cases, the Company has indemnified the sellers of properties acquired, and in other cases, has indemnified the buyers of properties sold. The Company is also subject to federal and state administrative proceedings conducted in the ordinary course of business including matters

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

related to alleged royalty underpayments on certain federal-owned properties. Although the Company can give no assurance about the outcome of pending legal and federal or state administrative proceedings and the effect such an outcome may have, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 7 — INVESTMENT IN MONZA

In March 2018, the Company and other members formed and funded Monza, which jointly participates with the Company in the exploration, drilling and development of certain drilling projects (“Joint Venture Drilling Program”) in the Gulf of Mexico. The total commitments by all members, including the Company’s commitment to fund its retained interest in Monza projects held outside of Monza, was $361.4 million. The Company contributed 88.94% of its working interest in certain undeveloped drilling projects to Monza and retained 11.06% of its working interest. The Joint Venture Drilling Program is structured so that the Company initially received an aggregate of 30.0% of the revenues less expenses, through the direct ownership from the retained working interest in the Monza projects and the Company’s indirect interest through its interest in Monza, for contributing 20.0% of the estimated total well costs plus associated leases and providing access to available infrastructure at agreed-upon rates.

The members of Monza are third-party investors, the Company and an entity owned and controlled by the Company’s Chief Executive Officer (“CEO”). The entity affiliated with the Company’s CEO invested as a minority investor on the same terms and conditions as the third-party investors.

The Company’s interest in Monza is considered to be a variable interest that is proportionally consolidated. The Company does not fully consolidate Monza because the Company is not considered the primary beneficiary of Monza.

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	March 31,	December 31,
	2024	2023
Working capital	$749	$1,159
Oil and natural gas properties and other, net	30,929	31,805
Other assets	11,616	11,694
Asset retirement obligations	616	593

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Total revenues	$2,446	$3,155
Total operating expenses	1,795	2,484
Interest income	60	59

As required, the Company may call on Monza to provide cash to fund its portion of certain  projects in advance of capital expenditure spending. As of March 31, 2024 and December 31, 2023, the unused advances were $2.6 million and $2.7 million, respectively, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2024, Monza paid a cash distribution of $10.0 million, of which $2.1 million was paid to the Company.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 8 — STOCKHOLDERS’ EQUITY

On March 5, 2024, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the first quarter of 2024. The dividend of $1.5 million was paid on March 25, 2024 to stockholders of record at the close of business on March 18, 2024.

On May 10, 2024, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the second quarter of 2024. The dividend is to be paid on May 31, 2024 to stockholders of record at the close of business on May 24, 2024.

NOTE 9 — INCOME TAXES

The Company records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences.

The Company’s effective tax rate for the three months ended March 31, 2024 was (10.0)%. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of nondeductible compensation, and adjustments to the valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2023 was 25.0%. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance.

As of March 31, 2024 and December 31, 2023, the Company had a valuation allowance of $24.8 million and $23.2 million, respectively, primarily related to state net operating losses and the disallowed interest expense limitation carryover. At each reporting date, the Company considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized.

NOTE 10 — NET (LOSS) INCOME PER SHARE

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(11,474)	$26,005

Weighted average common shares outstanding - basic	146,857	146,418
Dilutive effect of securities	—	2,308
Weighted average common shares outstanding - diluted	146,857	148,726

Net (loss) income per common share:
Basic	$(0.08)	$0.18
Diluted	(0.08)	0.17

Shares excluded due to being anti-dilutive	1,982	—

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 11 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Derivatives	$2,801	$1,180
Insurance/bond premiums	7,474	6,631
Prepaid deposits related to royalties	8,562	7,872
Prepayments to vendors	1,404	1,492
Other	1,101	272
Prepaid expenses and other current assets	$21,342	$17,447

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued interest	$5,405	$13,479
Accrued salaries/payroll taxes/benefits	2,384	9,473
Operating lease liabilities	1,473	1,455
Derivatives	5,046	6,267
Other	1,251	1,304
Total accrued liabilities	$15,559	$31,978

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$94,822	$173,338
Restricted cash	4,417	4,417
Cash, cash equivalents and restricted cash	99,239	177,755

	Three Months Ended March 31,
	2024	2023
Non-cash investing activities:
Accruals of property and equipment	3,236	845
Dividends declared but not paid on unvested share-based awards	38	—
ARO - acquisitions, additions and revisions, net	26,815	3,908

NOTE 12 — SUBSIDIARY BORROWERS

Aquasition LLC and Aquasition II, LLC (collectively, the “Subsidiary Borrowers”) are indirect, wholly-owned subsidiaries of the Company. The Subsidiary Borrowers used the net proceeds from the Term Loan (see Note 3 – Debt) to acquire all of the Company’s interests in certain oil and gas leasehold interests and associated wells and units located in State of Alabama waters and U.S. federal waters in the offshore Gulf of Mexico, Mobile Bay region and the Company’s interest in certain gathering and processing assets located offshore Gulf of Mexico, Mobile Bay region and onshore near Mobile, Alabama, including offshore gathering pipelines, an onshore crude oil treating and sweetening facility, an onshore gathering pipeline, and associated assets.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The assets of the Subsidiary Borrowers are not available to satisfy the debt or contractual obligations of any other entities, including debt securities or other contractual obligations of the Company, and the Subsidiary Borrowers do not bear any liability for the indebtedness or other contractual obligations of any other entities, and vice versa.

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of Aquasition Energy LLC, the parent of the Subsidiary Borrowers (the “Subsidiary Parent”), and the Subsidiary Borrowers (in thousands):

	March 31,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$4,693	$600
Receivables:
Oil and natural gas sales	16,747	19,171
Joint interest, net	(22,026)	(33,151)
Prepaid expenses and other current assets	1,808	612
Oil and natural gas properties and other, net	286,149	287,313
Other assets	5,706	8,097
Liabilities:
Accounts payable	9,252	4,473
Accrued liabilities	5,931	7,152
Undistributed oil and natural gas proceeds	7,171	4,359
Current portion of asset retirement obligations	5	—
Current portion of long-term debt, net	6,476	28,872
Asset retirement obligations	69,538	67,771
Long-term debt, net	104,949	82,317
Other liabilities	4,125	6,749

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the operations of the Subsidiary Borrowers and the Subsidiary Parent (in thousands):

	Three Months Ended March 31,
	2024	2023
Total revenues	$20,268	$21,123
Total operating expenses	18,874	20,047
Interest expense, net	2,242	2,812
Derivative gain, net	(5,575)	(46,377)

NOTE 13 — SUBSEQUENT EVENT

On April 29, 2024, the Company entered into a Seventeenth Amendment to the Credit Agreement to extend the maturity date of the Credit Agreement to May 31, 2024. The Company is currently in discussions regarding a potential longer-term extension of the Credit Agreement. The terms of such extension could vary significantly from those under the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1. Financial Statements, of this Quarterly Report, as well as our audited consolidated financial statements and the notes thereto in the 2023 Annual Report and the related MD&A included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2023 Annual Report. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we” and “our” are to W&T Offshore, Inc. and its wholly owned subsidiaries.

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

The information included in this Quarterly Report includes forward-looking statements that involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements specifically include our expectations as to our future financial position, liquidity, cash flows, results of operations and business strategy, potential acquisition opportunities, other plans and objectives for operations, capital for sustained production levels, expected production and operating costs, reserves, hedging activities, capital expenditures, return of capital, improvement of recovery factors and other guidance. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Known material risks that may affect our financial condition and results of operations are discussed in Part I, Item 1A. Risk Factors, and market risks are discussed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our 2023 Annual Report, and may be discussed or updated from time to time in subsequent reports filed with the SEC.

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico. As of March 31, 2024, we hold working interests in 63 producing offshore fields in federal and state waters (which include 54 fields in federal waters and 9 in state waters). We currently have under lease approximately 693,900 gross acres (536,200 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 8,000 gross acres in Alabama state waters, 532,400 gross acres on the conventional shelf and approximately 153,500 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

On January 16, 2024, we closed on our acquisition of rights, titles and interest in and to certain leases, wells and personal property in the central shelf region of the Gulf of Mexico, among other assets, for $77.2 million (including closing fees and other transaction costs). The acquisition was funded using cash on hand. We also assumed the related AROs associated with these assets.

On March 17, 2024, we amended the Term Loan to provide for (i) the deferral of $30.1 million of principal repayments during 2024; (ii) the resumption of principal repayments in the first quarter of 2025 with the option, but not obligation, to catch up on deferred amortization through excess cash flow sweep; (iii) the payment of cash interest each quarter on the remaining principal balance; (iv) the payment of an amendment fee of $200,000 to be paid in four quarterly installments of $50,000 each, starting in first quarter of 2024; and (v) the modification of the optional prepayment schedule as follows: redemption at 103% of par from May 2024 to May 2026, redemption at 102% of par from May 2026 up to May 2027, and 101% of par from May 2027 up to maturity in May 2028. The premium will be applicable to the aggregate principal amount outstanding at the time of any optional redemption.

On March 28, 2024, we amended the Credit Agreement to extend the maturity date to April 30, 2024.

In April 2024, the Bureau of Ocean Energy Management (“BOEM”) released a final rule that changes the way BOEM evaluates the financial health of companies and offshore assets in setting financial assurance requirements. Under the new rule, BOEM streamlined the criteria used to evaluate the financial health of an energy company down to two factors: (i) the company’s credit rating, and (ii) the ratio of the company’s proved reserves to decommissioning liability associated with the reserves. The new rule also codifies the usage of Bureau of Safety and Environmental Enforcement decommissioning estimates to evaluate financial assurance requirements and allows third party guarantors (upon agreement with BOEM) to provide limited guarantees to specific amounts or specific leases instead of the blanket guarantees that have been used in the past. Finally, the new rule also requires a base financial assurance requirement of $500,000 for federal rights-of-use and easements (“RUEs”) to match the requirement for state RUEs. To provide the industry with flexibility to meet the new financial assurance requirements, BOEM will allow current lessees and grant holders to request phased-in payments over a three-year period. BOEM estimates that the industry will be required to provide $6.9 billion in new financial assurances under the new rule, which will take effect on June 24, 2024.

On May 10, 2024, we declared a regular quarterly dividend of $0.01 per share for the second quarter of 2024. We expect to pay the dividend on May 31, 2024, to stockholders of record as of the close of business on May 24, 2024.

Business Outlook

Our financial condition, cash flow and results of operations are significantly affected by the volume of our oil, NGLs and natural gas production and the prices that we receive for such production. Changes in the prices that we receive for our production impact all aspects of our business; most notably our cash flows from operations, revenues, capital allocation and budgeting decisions and our reserves volumes. Prices of oil, NGLs and natural gas have historically been volatile and can fluctuate significantly over short periods of time for many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, domestic production activities and political issues, and international geopolitical and economic events.

The U.S. Energy Information Administration (“EIA”) published its latest Short-Term Energy Outlook in April 2024. Spot prices for West Texas Intermediate (“WTI”) oil averaged $81.28 per barrel in March 2024, an increase of $4.03 per barrel compared with February 2024 and the third consecutive month when the WTI price increased. The EIA is forecasting WTI spot prices will rise in the coming months as a result of heightened geopolitical risk related to attacks targeting commercial ships transiting through the Red Sea shipping channel and general elevated tensions around the region. In addition, the recent extension of the Organization of the Petroleum Exporting Countries and Russia voluntary production cuts add to upward price pressure at the time of the year when oil demand typically increases because of the spring and summer driving seasons in the Northern Hemisphere. As a result of the combination of flat production and rising consumption, the EIA is forecasting that WTI spot prices are expected to average $85.78 per barrel for the remainder of 2024.

Spot prices for Henry Hub natural gas averaged $1.49 per MMBtu in March 2024. The U.S. winter natural gas withdrawal season ended with 39% more natural gas in storage compared with the five-year average. The EIA is forecasting that from April 2024 through October 2024, less natural gas will be injected into storage than is typical, largely because the EIA is expecting the U.S. to produce less natural gas on average in the second and third quarters of 2024 compared with the first quarter of 2024. Despite the lower production, the EIA still expects the U.S. will have the most natural gas in storage on record when the winter withdrawal season begins in November. As of result of high inventories, the EIA expects the Henry Hub spot price to average less than $2.00 per MMBtu in the second quarter of 2024 before increasing slightly to $2.15 per MMBtu in the third quarter of 2024. The EIA forecasts that the average spot price for Henry Hub in 2024 will be $2.16 per MMBtu.

In addition to the impact of volatile commodity prices on our operations, continuing inflation could also impact our sales margins and profitability. The annual inflation rate for March 2024 was 3.5%, a slight increase from February 2024. In the last few years, these inflationary pressures have caused the Federal Reserve to tighten monetary policy by approving a series of increases to the Federal Funds Rate. As of March 31, 2024, the Federal Reserve benchmark rate ranged from 5.25% to 5.50%. Although the Federal Reserve has stated that they will begin reducing the benchmark rate in 2024, if inflation were to continue to rise, it is possible the Federal Reserve would continue to take action they deem necessary to bring inflation down and to ensure price stability, including further rate increases, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could negatively impact our business.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended March 31, 2024 and 2023 (in thousands, except average realized sales prices data):

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Oil	$107,015	$97,000	$10,015
NGLs	7,469	7,795	(326)
Natural gas	21,616	24,804	(3,188)
Other	4,687	2,126	2,561
Total revenues	140,787	131,725	9,062

Production Volumes:
Oil (MBbls) (1)	1,400	1,350	50
NGLs (MBbls)	343	294	49
Natural gas (MMcf) (2)	8,733	7,677	1,056
Total oil equivalent (MBoe) (3)	3,199	2,924	275

Average daily equivalent sales (Boe/day)	35,148	32,489	2,659

Average realized sales prices:
Oil ($/Bbl)	$76.44	$71.85	$4.59
NGLs ($/Bbl)	21.78	26.51	(4.73)
Natural gas ($/Mcf)	2.48	3.23	(0.75)
Oil equivalent ($/Boe)	42.55	44.32	(1.77)
Oil equivalent ($/Boe), including realized commodity derivatives	42.97	44.24	(1.27)

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2024 and 2023 (in thousands):

	Price	Volume	Total
Oil	$6,396	$3,619	$10,015
NGLs	(1,611)	1,285	(326)
Natural gas	(6,601)	3,413	(3,188)
	$(1,816)	$8,317	$6,501

Our average realized sales price for oil and natural gas differs from the WTI average price and the NYMEX Henry Hub average price, respectively, primarily due to premiums or discounts, quality adjustments, location adjustments and volume weighting (collectively referred to as differentials). Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation. Natural gas price differentials are strongly impacted by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Prices and differentials for NGLs are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products which are used as feedstock.

Production volumes increased by 275 Mboe to 3,199 Mboe during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to both the January 2024 and the September 2023 acquisitions, partially offset by normal production decline on existing wells.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Lease operating expenses	$70,830	$65,186	$5,644
Gathering, transportation and production taxes	7,540	6,136	1,404
Depreciation, depletion and amortization	33,937	22,624	11,313
Asset retirement obligations accretion	7,969	7,510	459
General and administrative expenses	20,515	19,919	596
Total operating expenses	$140,791	$121,375	$19,416

Average per Boe ($/Boe):
Lease operating expenses	$22.14	$22.29	$(0.15)
Gathering, transportation and production taxes	2.36	2.10	0.26
Depreciation, depletion and amortization	10.61	7.74	2.87
Asset retirement obligations accretion	2.49	2.57	(0.08)
General and administrative expenses	6.41	6.81	(0.40)
Total operating expenses	$44.01	$41.51	$2.50

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $5.6 million to $70.8 million during the three months ended March 31, 2024 compared to the same period in 2023. On a component basis, base lease operating expenses increased $13.1 million, workover expenses decreased $2.0 million, and facilities maintenance expense decreased $5.5 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base lease operating expense. Base lease operating expenses increased primarily due to three months of expenses at the fields acquired in January 2024 and September 2023, as well as higher repair, maintenance and labor costs at other fields.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. The decreases in workover expenses and facilities maintenance expenses were due to a decrease in projects undertaken.

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $1.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher natural gas production volumes partially offset by the decrease in realized prices for natural gas.

Depreciation, depletion and amortization (“DD&A”) – DD&A increased $11.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The DD&A rate increased to $10.61 per Boe for the three months ended March 31, 2024 from $7.74 per Boe for the three months ended March 31, 2023. The DD&A rate per Boe increased primarily as a result of a higher depreciable base due to our January 2024 acquisition, increases in capital expenditures, future development costs and capitalized ARO and lower proved reserves.

Asset retirement obligations accretion expense – Accretion expense is the expensing of the changes in value of our ARO as a result of the passage of time over the estimated productive life of the related assets as the discounted liabilities are accreted to their expected settlement values. Accretion expense increased $0.5 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the increase in our ARO liability.

General and administrative expenses (“G&A”) – G&A increased $0.6 million, to $20.5 million for the three months ended March 31, 2024 as compared to $19.9 million for the three months ended March 31, 2023. The increase is primarily due to higher medical claims offset by a decrease in legal expenses.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Interest expense, net	$10,072	$14,713	(4,641)
Derivative gain, net	(4,877)	(39,240)	$34,363
Other expense, net	5,230	233	4,997
Income tax expense	1,045	8,639	(7,594)

Interest expense, net – Interest expense, net, decreased $4.6 million for three months ended March 31, 2024 compared to the same period in 2023 due to the redemption of the 9.75% Notes in February 2023 and lower interest expense on the lower outstanding principal balance of the Term Loan, partially offset by interest expense incurred on the 11.75% Notes issued in late January 2023.

Derivative gain, net – During the three months ended March 31, 2024, we recorded a $4.9 million derivative gain for our natural gas derivative contracts consisting of $1.1 million of unrealized gain from the increase in the fair value of our open natural gas contracts and $3.8 million of realized gains. During the three months ended March 31, 2023, we recorded a $39.2 million derivative gain for our natural gas derivative contracts consisting of $0.2 million in realized losses and $39.4 million of unrealized gain from the increase in the fair value of our open natural gas contracts.

Unrealized gains or losses on open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through April 2028, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for natural gas. See Part I, Item 1. Financial Statements – Note 4 – Financial Instruments of this Quarterly Report for additional information.

Other expense, net – Other expense, net increased $5.0 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily related to the accrual of additional expenses for net abandonment obligations pertaining to a number of legacy Gulf of Mexico properties.

Income tax expense – Our effective tax rates for the three months ended March 31, 2024 and 2023 were (10.0)% and 25.0%, respectively. The effective tax rates differed from the statutory federal tax rate primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of March 31, 2024, we had $94.8 million cash on hand and $50.0 million available under our Credit Agreement, based on a borrowing base of $50.0 million. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating activities	$11,642	$23,435	$(11,793)
Investing activities	(87,619)	(13,314)	(74,305)
Financing activities	(2,539)	(294,089)	291,550

Operating Activities – Net cash provided by operating activities decreased $11.8 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This was primarily due to a $12.1 million increase in net (loss) income adjusted for certain noncash items offset by a $23.9 million decrease in operating cash flows from changes in operating assets and liabilities. The increase in net (loss) income adjusted for certain noncash items primarily related to a $9.1 million increase in revenues and a $7.9 million increase in derivative cash settlements, partially offset by increases in cash operating expenses. The decrease in operating assets and liabilities primarily related to (i) higher accounts receivable balances due to increased revenues, (ii) lower accounts payable and accrued liabilities balances in the current period and (iii) a $4.8 million decrease in ARO settlements.

Investing Activities – Net cash used in investing activities increased $74.3 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This was primarily due to $80.5 million of acquisition of property interests costs, partially offset by a decrease of $6.1 million in investment in oil and natural gas properties and equipment.

Financing Activities –Net cash used in financing activities decreased by $291.6 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This was due to the redemption of the $552.5 million principal amount outstanding 9.75% Notes in February 2023 partially offset by the net cash proceeds of $275.0 million received from the issuance of the 11.75% Notes in January 2023.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Three Months Ended March 31,
	2024	2023
Exploration and development (1)	$3,022	$7,429
Acquisitions of interests	80,515	—
Seismic and other	134	(62)
Investments in oil and gas property/equipment – accrual basis	$83,671	$7,367

(1)	Reported geographically in the subsequent table.

The following table presents our exploration and development capital expenditures geographically in the Gulf of Mexico (in thousands):

	Three Months Ended March 31,
	2024	2023
Conventional shelf (1)	$2,122	$4,868
Deepwater	900	2,561
Exploration and development capital expenditures – accrual basis	$3,022	$7,429

(1)	Includes exploration and development capital expenditures in Alabama state waters.

As of March 31, 2024, we expect to incur an additional $40.0 million to $50.0 million of capital expenditures in the next 12 months, which excludes acquisitions. In our view of the outlook for the remainder of 2024, we believe this level of capital expenditure will leave us with sufficient liquidity to operate our business, while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

Acquisitions

We have grown by making strategic acquisitions of producing properties in the Gulf of Mexico. We seek opportunities where we can exploit additional drilling projects and reduce costs. In January 2024, we closed on the acquisition of rights, titles and interest in and to certain leases, wells and personal property in the central shelf region of the Gulf of Mexico, among other assets, for $77.2 million, subject to customary purchase price adjustments. The transaction was funded with cash on hand. We also received a final settlement statement for our September 2023 acquisition of certain oil and natural gas producing assets in the central and eastern shelf region of the Gulf of Mexico and recorded an additional $3.3 million of oil and natural gas properties.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the three months ended March 31, 2024, we have paid $3.8 million related to these obligations, and we expect to incur an additional $32.0 million to $40.0 million of payments during the next 12 months. Our ARO estimates as of March 31, 2024 and December 31, 2023 were $529.8 million and $498.8 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2023 Annual Report for additional information.

Debt

As of March 31, 2024, we have $399.9 million in aggregate principal amount of long-term debt outstanding, with $8.5 million in aggregate principal coming due over the next twelve months.

On April 29, 2024, we entered into a Seventeenth Amendment to the Credit Agreement to extend the maturity date of the Credit Agreement to May 31, 2024. We are currently in discussions regarding a potential longer-term extension of the Credit Agreement. The terms of such replacement could vary significantly from those under the Credit Agreement.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 3 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2023 Annual Report.

Dividends

On March 5, 2024, our board of directors approved the implementation of a quarterly cash dividend payable to holders of common stock. The initial cash dividend of $0.01 per share of common stock, or $1.5 million, was paid on March 25, 2024, to shareholders of record at the close of business on March 18, 2024. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, operating leases, ARO and other obligations as part of normal operations. Except as disclosed herein, contractual obligations as of March 31, 2024 did not change materially from the disclosures in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2023 Annual Report.

THE SUBSIDIARY BORROWERS

Aquasition LLC and Aquasition II LLC are both indirect wholly-owned subsidiaries of us through their parent, Aquasition Energy LLC (collectively, the “Aquasition Entities”). We designated the Aquasition Entities as unrestricted subsidiaries under the indenture governing the 11.75% Notes. Having been so designated, the Aquasition Entities do not guarantee the 11.75% Notes, and the liens on the assets sold to the Aquasition entities have been released under the Credit Agreement. The Aquasition Entities are not bound by the covenants contained in the Credit Agreement or the indenture governing the 11.75% Notes. Under the Term Loan and related instruments, assets of the Aquasition Entities may not be available to mortgage or pledge as security to secure new indebtedness of us and our other subsidiaries.

Below is consolidating balance sheet information reflecting the elimination of the accounts of the Aquasition Entities from our Condensed Consolidated Balance Sheet as of March 31, 2024 (in thousands):

	Consolidated	Elimination of Aquasition Entities	Restricted Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$94,822	$(4,693)	$90,129
Restricted cash	4,417	—	4,417
Receivables:
Oil and natural gas sales	66,959	(16,747)	50,212
Joint interest, net	18,280	22,026	40,306
Other	1,901	—	1,901
Prepaid expenses and other current assets	21,342	(1,808)	19,534
Total current assets	207,721	(1,222)	206,499

Oil and natural gas properties and other, net	825,628	(286,149)	539,479
Restricted deposits for asset retirement obligations	22,346	—	22,346
Deferred income taxes	38,040	—	38,040
Other assets	32,740	(5,706)	27,034
Total assets	$1,126,475	$(293,077)	$833,398

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$75,966	$(9,252)	$66,714
Accrued liabilities	15,559	(5,931)	9,628
Undistributed oil and natural gas proceeds	52,835	(7,171)	45,664
Advances from joint interest partners	2,864	—	2,864
Current portion of asset retirement obligation	37,745	(5)	37,740
Current portion of long-term debt, net	6,987	(6,476)	511
Total current liabilities	191,956	(28,835)	163,121

Asset retirement obligations, less current portion	492,066	(69,538)	422,528
Long-term debt, net	384,241	(104,949)	279,292
Other liabilities	37,452	(4,125)	33,327

Shareholders' equity (deficit):
Common stock	1	—	1
Additional paid-in capital	588,563	—	588,563
Retained deficit	(543,637)	(85,630)	(629,267)
Treasury stock, at cost	(24,167)	—	(24,167)
Total shareholders’ equity (deficit)	20,760	(85,630)	(64,870)
Total liabilities and shareholders’ equity (deficit)	$1,126,475	$(293,077)	$833,398

Below is consolidating statement of operations information reflecting the elimination of the accounts of the Aquasition Entities from our Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 (in thousands):

	Consolidated	Elimination of Aquasition Entities	Restricted Subsidiaries
Revenues:
Oil	$107,015	$(185)	$106,830
NGLs	7,469	(4,996)	2,473
Natural gas	21,616	(13,957)	7,659
Other	4,687	(1,130)	3,557
Total revenues	140,787	(20,268)	120,519

Operating expenses:
Lease operating expenses	70,830	(13,198)	57,632
Gathering, transportation and production taxes	7,540	(1,807)	5,733
Depreciation, depletion, and amortization	33,937	(2,136)	31,801
Asset retirement obligations accretion	7,969	(1,328)	6,641
General and administrative expenses	20,515	(405)	20,110
Total operating expenses	140,791	(18,874)	121,917

Operating loss	(4)	(1,394)	(1,398)

Interest expense, net	10,072	(2,242)	7,830
Derivative (gain) loss, net	(4,877)	5,575	698
Other expense, net	5,230		5,230
Loss before income taxes	(10,429)	(4,727)	(15,156)
Income tax expense	1,045	—	1,045
Net loss	$(11,474)	$(4,727)	$(16,201)

Our produced oil, NGLs and natural gas volumes (net to our interests) from the Aquasition Entities are as follows:

	Three Months Ended March 31,
Production Volumes:	2024	2023
Oil (MBbls)	5	3
NGLs (MBbls)	238	150
Natural gas (MMcf)	5,311	4,655
Total oil equivalent (MBoe)	1,128	929

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three months ended March 31, 2024 and assuming no other items had changed, our revenue would have decreased by approximately $13.6 million in the three months ended March 31, 2024.

We attempt to mitigate commodity price risk and stabilize cash flows associated with our forecasted sales of natural gas production through the use of swaps, purchased calls and purchased puts. Our derivatives will not mitigate all the commodity price risks of our forecasted sales of natural gas production and, as a result, we will be subject to commodity price risks on our remaining forecasted production.

The following table summarizes the historical results of our natural gas derivatives:

	Three Months Ended March 31,
	2024	2023
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$2.48	$3.23
Effects of realized commodity derivatives	0.43	(0.03)
Average realized sales price, including realized commodity derivatives	$2.91	$3.20

Our exposure to interest rate risk has not changed materially from the disclosures in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our 2023 Annual Report.

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of March 31, 2024, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements – Note 6 – Contingencies of this Quarterly Report for information on various legal proceedings to which we are a party or our properties are subject.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report, investors should carefully consider the risk factors and other cautionary statements included under Part I, Item 1A. Risk Factors, in our 2023 Annual Report, together with all of the other information included in this Quarterly Report, and in our other public filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A. Risk Factors, in our 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1

Thirteenth Amendment to the Sixth Amended and Restated Credit Agreement dated effective as of December 29, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed January 2, 2024)

10.2

Fourteenth Amendment to the Sixth Amended and Restated Credit Agreement dated effective as of January 26, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed January 26, 2024)

10.3

Fifteenth Amendment to the Sixth Amended and Restated Credit Agreement dated effective as of February 28, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed March 1, 2024)

10.4

Sixteenth Amendment to the Sixth Amended and Restated Credit Agreement dated effective as of March 28, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed March 28, 2024)

10.5

Seventeenth Amendment to the Sixth Amended and Restated Credit Agreement dated effective as of April 29, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K, filed May 1, 2024)

10.6

First Amendment to Credit Agreement, dated as of March 17, 2024, by and among Aquasition LLC, as Borrower, Aquasition II LLC, as Co-Borrower, and Munich Re Reserve Risk Financing, as the lender party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 18, 2024)

10.7*	Third Waiver to Sixth Amended and Restated Credit Agreement, dated as of January 17, 2024

10.8*†

First Amendment to Purchase and Sale Agreement, dated as of January 12, 2024, by and among Cox Oil Offshore, L.L.C., a Louisiana limited liability company, Energy XXI GOM, LLC, a Delaware limited liability company, EPL Oil & Gas, LLC, a Delaware limited liability company, MLCJR LLC, a Texas limited liability company, Cox Operating L.L.C., a Louisiana limited liability company, Energy XXI Gulf Coast, LLC, a Delaware limited liability company, M21K, LLC, a Delaware limited liability company, and W&T Offshore, Inc., a Texas corporation

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2024.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer (Principal Financial Officer), duly authorized to sign on behalf of the registrant