Form 10-Q
period 2024-06-30
W&T OFFSHORE INC
filed 2024-08-07
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, there were 147,182,248 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$123,375	$173,338
Restricted cash	4,417	4,417
Accounts receivable:
Oil, NGL and natural gas sales	71,547	52,080
Joint interest, net of allowance for credit losses of $11,358 and $11,130 as of June 30, 2024 and December 31, 2023, respectively	20,478	15,480
Other	2,223	2,218
Prepaid expenses and other current assets (Note 11)	25,890	17,447
Total current assets	247,930	264,980

Oil and natural gas properties and other, net of accumulated depreciation, depletion and amortization of $8,284,392 and $8,213,781 as of June 30, 2024 and December 31, 2023, respectively	802,401	749,056
Restricted deposits for asset retirement obligations	22,479	22,272
Deferred income taxes	42,365	38,774
Other assets	33,396	38,923
Total assets	$1,148,571	$1,114,005
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$89,129	$78,857
Accrued liabilities (Note 11)	29,004	31,978
Undistributed oil and natural gas proceeds	63,150	42,134
Advances from joint interest partners	2,565	2,962
Current portion of asset retirement obligations (Note 5)	35,627	31,553
Current portion of long-term debt, net (Note 3)	14,925	29,368
Total current liabilities	234,400	216,852

Asset retirement obligations (Note 5)	498,848	467,262
Long-term debt, net (Note 3)	376,979	361,236
Other liabilities	16,668	19,420
Commitments and contingencies (Note 6)	16,671	18,043

Shareholders’ equity:
Preferred stock, $0.00001 par value; 20,000 shares authorized; none issued at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 400,000 shares authorized; 150,032 issued and 147,163 outstanding at June 30, 2024; 149,450 issued and 146,581 outstanding at December 31, 2023	2	1
Additional paid-in capital	589,678	586,014
Retained deficit	(560,508)	(530,656)
Treasury stock, at cost; 2,869 shares	(24,167)	(24,167)
Total shareholders’ equity	5,005	31,192
Total liabilities and shareholders’ equity	$1,148,571	$1,114,005

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil	$110,965	$89,982	$217,980	$186,982
NGLs	8,160	10,385	15,629	18,180
Natural gas	21,910	23,438	43,526	48,242
Other	1,722	2,376	6,409	4,502
Total revenues	142,757	126,181	283,544	257,906

Operating expenses:
Lease operating expenses	73,987	66,021	144,817	131,207
Gathering, transportation and production taxes	8,578	6,802	16,118	12,938
Depreciation, depletion, and amortization	36,674	28,177	70,611	50,801
Asset retirement obligations accretion	8,400	7,717	16,369	15,227
General and administrative expenses	21,354	17,393	41,869	37,312
Total operating expenses	148,993	126,110	289,784	247,485

Operating (loss) income	(6,236)	71	(6,240)	10,421

Interest expense, net	10,164	10,323	20,236	25,036
Derivative loss (gain), net	2,374	(829)	(2,503)	(40,069)
Other expense (income), net	1,250	(311)	6,480	(78)
(Loss) income before income taxes	(20,024)	(9,112)	(30,453)	25,532
Income tax (benefit) expense	(4,636)	2,997	(3,591)	11,636
Net (loss) income	$(15,388)	$(12,109)	$(26,862)	$13,896

Net (loss) income per common share:
Basic	$(0.10)	$(0.08)	$(0.18)	$0.09
Diluted	$(0.10)	$(0.08)	$(0.18)	$0.09
Weighted average common shares outstanding:
Basic	146,943	146,452	146,900	146,435
Diluted	146,943	146,452	146,900	149,045

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at March 31, 2024	146,857	$1	$588,563	$(543,637)	2,869	$(24,167)	$20,760
Cash dividends	—	—	—	(1,483)	—	—	(1,483)
Share-based compensation	—	—	1,386	—	—	—	1,386
Stock issued	305	1	—	—	—	—	1
Shares withheld related to net settlement of equity awards	—	—	(271)	—	—	—	(271)
Net loss	—	—	—	(15,388)	—	—	(15,388)
Balances at June 30, 2024	147,162	$2	$589,678	$(560,508)	2,869	$(24,167)	$5,005

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at March 31, 2023	146,461	$1	$577,787	$(518,783)	2,869	$(24,167)	$34,838
Share-based compensation	—	—	2,087	—	—	—	2,087
Stock issued	20	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(25)	—	—	—	(25)
Net loss	—	—	—	(12,109)	—	—	(12,109)
Balances at June 30, 2023	146,481	$1	$579,849	$(530,892)	2,869	$(24,167)	$24,791

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2023	146,581	$1	$586,014	$(530,656)	2,869	$(24,167)	$31,192
Cash dividends	—	—	—	(2,990)	—	—	(2,990)
Share-based compensation	—	—	4,418	—	—	—	4,418
Stock issued	581	1	—	—	—	—	1
Shares withheld related to net settlement of equity awards	—	—	(754)	—	—	—	(754)
Net loss	—	—	—	(26,862)	—	—	(26,862)
Balances at June 30, 2024	147,162	$2	$589,678	$(560,508)	2,869	$(24,167)	$5,005

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2022	146,133	$1	$576,588	$(544,788)	2,869	$(24,167)	$7,634
Share-based compensation	—	—	4,009	—	—	—	4,009
Stock issued	348	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(748)	—	—	—	(748)
Net income	—	—	—	13,896	—	—	13,896
Balances at June 30, 2023	146,481	$1	$579,849	$(530,892)	2,869	$(24,167)	$24,791

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net (loss) income	$(26,862)	$13,896
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	86,980	66,028
Share-based compensation	4,418	4,009
Amortization and write-off of debt issuance costs	2,336	4,363
Derivative gain, net	(2,503)	(40,069)
Derivative cash settlements, net	4,957	(4,427)
Deferred income (benefit) taxes	(3,591)	11,580
Changes in operating assets and liabilities:
Accounts receivable	(24,470)	24,929
Prepaid expenses and other current assets	(5,744)	26,992
Accounts payable, accrued liabilities and other	25,564	(45,828)
Asset retirement obligation settlements	(11,997)	(11,841)
Net cash provided by operating activities	49,088	49,632

Investing activities:
Investment in oil and natural gas properties and equipment	(13,656)	(25,337)
Acquisition of property interests	(80,635)	—
Purchase of corporate aircraft	—	(8,983)
Purchases of furniture, fixtures and other	(97)	(218)
Net cash used in investing activities	(94,388)	(34,538)

Financing activities:
Proceeds from issuance of 11.75% Notes Senior Second Lien Notes	—	275,000
Repayment of 9.75% Second Senior Lien Notes	—	(552,460)
Repayments of Term Loan	—	(19,181)
Repayments of TVPX Loan	(550)	(183)
Debt issuance costs	(405)	(7,252)
Payment of dividends	(2,954)	—
Other	(754)	(748)
Net cash used in financing activities	(4,663)	(304,824)

Change in cash, cash equivalents and restricted cash	(49,963)	(289,730)
Cash, cash equivalents and restricted cash, beginning of year	177,755	465,774
Cash, cash equivalents and restricted cash, end of period	$127,792	$176,044

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

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. On the Condensed Consolidated Balance Sheets, the Company has combined Income tax payable with Accrued liabilities and Deferred income taxes with Other liabilities. On the Condensed Consolidated Statements of Cash Flows, the Company has combined lines within operating cash flows and investing cash flows. These reclassifications had no effect on the Company’s results of operations, financial position or cash flows.

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

NOTE 2 — ACQUISITION

On December 13, 2023, the Company entered into a purchase and sale agreement to acquire rights, titles and interest in and to certain leases, wells and personal property in the central shelf region of the Gulf of Mexico, among other assets, for $72.0 million. The transaction closed on January 16, 2024 for $77.3 million (including closing fees and other transaction costs) and was funded using cash on hand. The Company also assumed the related asset retirement obligations (“AROs”) associated with these assets.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the Company’s allocation of total purchase consideration to the identifiable assets acquired and liabilities assumed based on the fair values on the date of acquisition (in thousands):

January 2024
Oil and natural gas properties and other, net	$94,970
Asset retirement obligations	(17,647)
Allocated purchase price	$77,323

In February 2024, the Company received a final settlement statement for its September 2023 acquisition of working interest in certain oil and natural gas producing properties in the central and eastern shelf region of the Gulf of Mexico and recorded an additional $3.3 million of oil and natural gas properties.

NOTE 3 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	June 30,	December 31,
	2024	2023
Term Loan:
Principal	$114,159	$114,159
Unamortized debt issuance costs	(2,499)	(3,052)
Total	111,660	111,107

11.75% Senior Second Lien Notes due 2026:
Principal	275,000	275,000
Unamortized debt issuance costs	(4,019)	(5,090)
Total	270,981	269,910

TVPX Loan:
Principal	10,475	11,025
Unamortized discount	(1,027)	(1,294)
Unamortized debt issuance costs	(185)	(144)
Total	9,263	9,587

Total debt, net	391,904	390,604
Less current portion, net	(14,925)	(29,368)
Long-term debt, net	$376,979	$361,236

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

During the six months ended June 30, 2024, the Company entered into a series of amendments to extend the maturity date of the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”). Most recently, the Company entered into the Nineteenth Amendment on June 28, 2024 to (i) extend the maturity date to December 31, 2024, (ii) prohibit the use of loan proceeds to pay other Indebtedness (as defined in the Credit Agreement) and (iii) lower the excess cash balance sweep threshold. As of June 30, 2024, the borrowing base under the Credit Agreement was $50.0 million and there were no borrowings outstanding. In addition, no borrowings had been incurred under the Credit Agreement during the six months ended June 30, 2024. As of both June 30, 2024 and December 31, 2023, the Company had $4.4 million outstanding in letters of credit which have been cash collateralized.

As of June 30, 2024, the Company was in compliance with all applicable covenants.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, derivative instruments and debt. Except for derivative instruments and debt, the carrying amount of the Company’s financial instruments approximates fair value due to the short-term, highly liquid nature of these instruments.

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open derivative contracts as of June 30, 2024:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Production Period	Type	Volumes	Volumes	Strike Price	Put Price	Call Price
Natural Gas - Henry Hub (NYMEX)		(Mmbtu) (1)	(Mmbtu) (1)	($/Mmbtu)	($/Mmbtu)	($/Mmbtu)
August 2024 - Dec 2024	calls	65,000	9,945,000	$—	$—	$6.13
Jan 2025 - Mar 2025	calls	62,000	5,580,000	$—	$—	$5.50
August 2024 - Dec 2024	swaps	65,359	10,000,000	$2.45	$—	$—
Jan 2025 - Mar 2025	swaps	63,333	5,700,000	$2.72	$—	$—
Apr 2025 - Dec 2025	puts	62,182	17,100,000	$—	$2.27	$—
Jan 2026 - Dec 2026	puts	55,890	20,400,000	$—	$2.35	$—
Jan 2027 - Dec 2027	puts	52,603	19,200,000	$—	$2.37	$—
Jan 2028 - Apr 2028	puts	49,587	6,000,000	$—	$2.50	$—

(1)	MMbtu – Million British Thermal Units

The Company has elected not to designate its derivative instruments contracts for hedge accounting. Accordingly, commodity derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value with settlements of such contracts, and changes in the unrealized fair value, recorded as Derivative loss (gain), net on the Condensed Consolidated Statements of Operations in each period presented.

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid expenses and other current assets	$1,961	$1,180
Other assets	6,755	10,068
Accrued liabilities	8,945	6,267
Other liabilities	—	2,756

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

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized (gain) loss	$(364)	$300	$(4,119)	$530
Unrealized loss (gain)	2,738	(1,129)	1,616	(40,599)
Derivative loss (gain), net	$2,374	$(829)	$(2,503)	$(40,069)

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	June 30, 2024		December 31, 2023
	Net Value	Fair Value	Net Value	Fair Value
Term Loan	$111,660	$108,371	$111,107	$108,467
11.75% Notes	270,981	282,923	269,910	283,443
TVPX Loan	9,263	9,776	9,587	10,156
Total	$391,904	$401,070	$390,604	$402,066

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

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

AROs represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Asset retirement obligations, beginning of period	$498,815	$466,430
Liabilities settled	(11,997)	(11,841)
Accretion expense	16,369	15,227
Liabilities acquired	17,647	—
Liabilities incurred	—	113
Revisions of estimated liabilities	13,641	10,903
Asset retirement obligations, end of period	534,475	480,832
Less: Current portion	(35,627)	(37,763)
Long-term	$498,848	$443,069

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 6 — CONTINGENCIES

Appeal with the Office of Natural Resources Revenue

In 2009, the Company recognized allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of its deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. As of June 30, 2024, the Company has accrued $5.0 million related to this matter, consisting of $4.7 million for the disallowed reductions and $0.3 million for estimated penalties. The Company disagrees with the position taken by the ONRR and filed an appeal with the ONRR. The Company was required to post a surety bond in order to appeal the Interior Board of Land Appeals decision. As of June 30, 2024, the value of the surety bond posted is $9.9 million.

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

During the six months ended June 30, 2024, the Company incurred $8.4 million in costs related to these decommissioning obligations and reassessed the existing decommissioning obligations, recording an additional $7.0 million. As of June 30, 2024, the remaining loss contingency recorded related to the anticipated decommissioning obligations was $16.7 million.

Although it is reasonably possible that the Company could receive state or federal decommissioning orders in the future or be notified of defaulting third parties in existing leases, the Company cannot predict with certainty, if, how or when such orders or notices will be resolved or estimate a possible loss or range of loss that may result from such orders. However, the Company could incur judgments, enter into settlements or revise the Company’s opinion regarding the outcome of certain notices or matters, and such developments could have a material adverse effect on the Company’s results of operations in the period in which the amounts are accrued and the Company’s cash flows in the period in which the amounts are paid. To the extent the Company does incur costs associated with these properties in future periods, the Company intends to seek contribution from other parties that owned an interest in the facilities.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	June 30,	December 31,
	2024	2023
Working capital	$913	$1,159
Oil and natural gas properties and other, net	29,911	31,805
Other assets	12,284	11,694
Asset retirement obligations	642	593

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Six Months Ended June 30,
	2024	2023
Total revenues	$5,700	$6,018
Total operating expenses	3,636	4,623
Interest income	111	104

As required, the Company may call on Monza to provide cash to fund its portion of certain projects in advance of capital expenditure spending. As of June 30, 2024 and December 31, 2023, the unused advances were $2.6 million and $2.7 million, respectively, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2024, Monza paid cash distributions of $18.0 million, of which $3.8 million was paid to the Company.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 8 — STOCKHOLDERS’ EQUITY

On March 5, 2024, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the first quarter of 2024. The dividend of $1.5 million was paid on March 25, 2024 to stockholders of record at the close of business on March 18, 2024.

On May 10, 2024, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the second quarter of 2024. The dividend of $1.5 million was paid on May 31, 2024 to stockholders of record at the close of business on May 24, 2024.

On August 6, 2024, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the third quarter of 2024. The dividend is to be paid on August 27, 2024 to stockholders of record at the close of business on August 20, 2024.

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

The Company’s effective tax rate for the three and six months ended June 30, 2024 was 23.1% and 11.8%, respectively. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of nondeductible compensation and adjustments to the valuation allowance. The Company’s effective tax rate for the three months ended June 30, 2023 is not meaningful primarily as a result of changes in the valuation allowance on the Company’s deferred tax assets. The Company’s effective tax rate for the six months ended June 30, 2023 was 45.6%. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance.

As of June 30, 2024 and December 31, 2023, the Company had a valuation allowance of $27.1 million and $23.2 million, respectively, primarily related to state net operating losses and the disallowed interest expense limitation carryover. At each reporting date, the Company considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized.

NOTE 10 — NET (LOSS) INCOME PER SHARE

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(15,388)	$(12,109)	$(26,862)	$13,896

Weighted average common shares outstanding - basic	146,943	146,452	146,900	146,435
Dilutive effect of securities	—	—	—	2,610
Weighted average common shares outstanding - diluted	146,943	146,452	146,900	149,045

Net (loss) income per common share:
Basic	$(0.10)	$(0.08)	$(0.18)	$0.09
Diluted	(0.10)	(0.08)	(0.18)	0.09

Shares excluded due to being anti-dilutive	1,724	2,909	1,724	—

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 11 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Derivatives	$1,961	$1,180
Insurance/bond premiums	12,205	6,631
Prepaid deposits related to royalties	8,562	7,872
Prepayments to vendors	2,288	1,492
Other	874	272
Prepaid expenses and other current assets	$25,890	$17,447

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued interest	$13,479	$13,479
Accrued salaries/payroll taxes/benefits	3,258	9,473
Operating lease liabilities	1,484	1,455
Derivatives	8,945	6,267
Other	1,838	1,304
Total accrued liabilities	$29,004	$31,978

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$123,375	$173,338
Restricted cash	4,417	4,417
Cash, cash equivalents and restricted cash	127,792	177,755

	Six Months Ended June 30,
	2024	2023
Non-cash investing activities:
Accruals of property and equipment	5,440	4,297
Dividends declared but not paid on unvested share-based awards	36	—
ARO - acquisitions, additions and revisions, net	31,288	11,016

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

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of Aquasition Energy LLC, the parent of the Subsidiary Borrowers (the “Subsidiary Parent”), and the Subsidiary Borrowers (in thousands):

	June 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$4,453	$600
Receivables:
Oil and natural gas sales	11,630	19,171
Joint interest, net	(21,319)	(33,151)
Prepaid expenses and other current assets	834	612
Oil and natural gas properties and other, net	285,393	287,313
Other assets	5,689	8,097
Liabilities:
Accounts payable	2,979	4,473
Accrued liabilities	9,830	7,152
Undistributed oil and natural gas proceeds	5,747	4,359
Current portion of long-term debt, net	14,400	28,872
Asset retirement obligations	70,914	67,771
Long-term debt, net	97,260	82,317
Other liabilities	4,261	6,749

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the operations of the Subsidiary Borrowers and the Subsidiary Parent (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$20,698	$25,437	$40,966	$46,560
Total operating expenses	20,386	30,443	39,260	50,490
Interest expense, net	2,209	3,229	4,451	5,411
Derivative loss (gain), net	2,446	(6,012)	(3,129)	(52,389)

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico. As of June 30, 2024, we hold working interests in 63 producing offshore fields in federal and state waters (which include 55 fields in federal waters and 8 in state waters). We currently have under lease approximately 678,100 gross acres (520,400 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 519,000 gross acres on the conventional shelf and approximately 153,500 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

In April 2024, the Bureau of Ocean Energy Management (“BOEM”) released a final rule that changes the way BOEM evaluates the financial health of companies and offshore assets in setting financial assurance requirements. Under the new rule, BOEM streamlined the criteria used to evaluate the financial health of an energy company down to two factors: (i) the company’s credit rating, and (ii) the ratio of the value of the company’s proved reserves to decommissioning liability associated with those reserves. The new rule also codifies the usage of Bureau of Safety and Environmental Enforcement decommissioning estimates to evaluate supplemental financial assurance requirements and allows third party guarantors (upon agreement with BOEM) to provide limited guarantees to specific amounts or specific leases instead of the blanket guarantees that have been used in the past. Finally, the new rule also requires a base financial assurance requirement of $500,000 for federal rights-of-use and easements (“RUEs”) to match the requirement for state RUEs. To provide the industry with flexibility to meet the new financial assurance requirements, BOEM will allow current lessees and grant holders to request phased-in payments over a three-year period. BOEM estimates that the industry will be required to provide $6.9 billion in new financial assurances under the new rule, which took effect on June 29, 2024. Following the announcement of the new rule, a series of lawsuits from both states and industry groups have been filed against BOEM to block the implementation of the new rule. We are actively monitoring ongoing litigation with respect to the new rule.

On June 28, 2024, we amended the Credit Agreement to (i) extend the maturity date to December 31, 2024, (ii) prohibit the use of loan proceeds to pay other Indebtedness (as defined in the Credit Agreement), and (iii) lower the excess cash balance sweep threshold.

On August 6, 2024, we declared a regular quarterly dividend of $0.01 per share for the third quarter of 2024. We expect to pay the dividend on August 27, 2024, to stockholders of record as of the close of business on August 20, 2024.

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

Spot prices for West Texas Intermediate (“WTI”) oil averaged $79.77 per barrel in June 2024, relatively unchanged from May 2024. Prices fell to $74.27 per barrel on June 4, 2024 following the Organization of the Petroleum Exporting Countries and Russia (“OPEC+”) meeting on June 2, 2024, when the group announced that 2.2 million barrels of oil per day of voluntary cuts would gradually be unwound beginning in the fourth quarter of 2024. Prices fell following this announcement as market participants assessed that unwinding production cuts could cause a significant increase in global oil inventories. The WTI spot price then reached a high of $85.19 per barrel on July 3, 2024, as market participants reassessed the announcement based on current global oil inventory levels and the indication by OPEC+ that production cuts remain subject to market conditions. In its latest Short-Term Energy Outlook published in July 2024, the U.S. Energy Information Administration (“EIA”) is forecasting that WTI spot prices are expected to average $84.33 per barrel for the second half of 2024 and $86.17 per barrel for the first quarter of 2025.

Spot prices for Henry Hub natural gas averaged $2.53 per MMBtu in June 2024. At the end of June 2024, there was 19% more natural gas in storage compared with the five-year average. The EIA is forecasting that less natural gas will be injected into storage than the five-year average this summer season because of relatively flat production in the second half of 2024 and a seasonal increase in demand from the electric power sector. Despite the relatively flat production, the EIA still expects the U.S. will end the injection season in October 2024 with 6% more natural gas in storage than the five-year average. The EIA is forecasting that Henry Hub spot prices are expected to average $2.86 per MMBtu in the second half of 2024 and $3.29 per MMBtu in 2025.

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

In addition to the impact of volatile commodity prices on our operations, continuing inflation could also impact our sales margins and profitability. The annual inflation rate for June 2024 was 3.0%, a decrease from the 3.3% rate for May 2024. Although inflation seems to be easing, the Federal Reserve left the fed funds target range steady at 5.25% to 5.50% for a seventh consecutive meeting in June 2024. Policymakers do not expect it will be appropriate to reduce rates until they gain greater confidence that inflation is moving sustainably toward 2%. Policymakers see only one rate cut this year and four reductions in 2025. However, if inflation were to begin to rise again, it is possible the Federal Reserve would continue to take action they deem necessary to bring inflation down and to ensure price stability, including further rate increases, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could negatively impact our business.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended June 30, 2024 and 2023 (in thousands, except average realized sales prices data):

	Three Months Ended June 30,
	2024	2023	Change	%
Revenues:
Oil	$110,965	$89,982	$20,983	23.3%
NGLs	8,160	10,385	(2,225)	(21.4)%
Natural gas	21,910	23,438	(1,528)	(6.5)%
Other	1,722	2,376	(654)	(27.5)%
Total revenues	142,757	126,181	16,576	13.1%

Production Volumes:
Oil (MBbls) (1)	1,382	1,254	128	10.2%
NGLs (MBbls)	334	443	(109)	(24.6)%
Natural gas (MMcf) (2)	8,769	10,023	(1,254)	(12.5)%
Total oil equivalent (MBoe) (3)	3,177	3,368	(191)	(5.7)%

Average daily equivalent sales (Boe/day)	34,912	37,011	(2,099)

Average realized sales prices:
Oil ($/Bbl)	$80.29	$71.76	$8.53	11.9%
NGLs ($/Bbl)	24.43	23.44	0.99	4.2%
Natural gas ($/Mcf)	2.50	2.34	0.16	6.8%
Oil equivalent ($/Boe)	44.40	36.76	7.64	20.8%
Oil equivalent ($/Boe), including realized commodity derivatives	44.51	36.67	7.84	21.4%

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2024 and 2023 (in thousands):

	Price	Volume	Total
Oil	$11,849	$9,134	$20,983
NGLs	322	(2,547)	(2,225)
Natural gas	1,405	(2,933)	(1,528)
	$13,576	$3,654	$17,230

Production volumes decreased by 191 MBoe to 3,177 MBoe during the three months ended June 30, 2024 compared to the same period in 2023, driven by lower NGL and natural gas volumes. This decrease in NGL and natural gas volumes was primarily related to our primary Mobile Bay processing plant getting shut-in by the third-party operator to perform a turnaround. This forced us to re-route Mobile Bay volumes to a separate third-party processing plant that did not have the same capacity, leading to curtailed production and sales. These decreases were partially offset by increased production from wells acquired in both January 2024 and September 2023.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Lease operating expenses	$73,987	$66,021	$7,966
Gathering, transportation and production taxes	8,578	6,802	1,776
Depreciation, depletion and amortization	36,674	28,177	8,497
Asset retirement obligations accretion	8,400	7,717	683
General and administrative expenses	21,354	17,393	3,961
Total operating expenses	$148,993	$126,110	$22,883

Average per Boe ($/Boe):
Lease operating expenses	$23.29	$19.60	$3.69
Gathering, transportation and production taxes	2.70	2.02	0.68
Depreciation, depletion and amortization	11.55	8.37	3.18
Asset retirement obligations accretion	2.64	2.29	0.35
General and administrative expenses	6.72	5.16	1.56
Total operating expenses	$46.90	$37.44	$9.46

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $8.0 million to $74.0 million during the three months ended June 30, 2024 compared to the same period in 2023. On a component basis, base lease operating expenses increased $8.9 million, workover expenses decreased $6.7 million, and facilities maintenance expense increased $5.8 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base lease operating expense. Base lease operating expenses increased primarily due to three months of expenses at the fields acquired in January 2024 and September 2023.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. The decrease in workover expenses and the increase in facilities maintenance expenses were due to the timing and mix of projects undertaken.

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $1.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher processing fees for our Mobile Bay production that had to be re-routed to a different processing plant.

Depreciation, depletion and amortization (“DD&A”) – DD&A increased $8.5 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The DD&A rate increased to $11.55 per Boe for the three months ended June 30, 2024 from $8.37 per Boe for the three months ended June 30, 2023. The DD&A rate per Boe increased primarily as a result of a higher depreciable base due to our January 2024 acquisition, increases in capital expenditures, future development costs and capitalized ARO and lower proved reserves.

Asset retirement obligations accretion expense – Accretion expense is the expensing of the changes in value of our ARO as a result of the passage of time over the estimated productive life of the related assets as the discounted liabilities are accreted to their expected settlement values. Accretion expense increased $0.7 million in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to the increase in our ARO liability as a result of our January 2024 acquisition and revisions to the estimates used in calculating the liability.

General and administrative expenses (“G&A”) – G&A increased $4.0 million to $21.4 million for the three months ended June 30, 2024 as compared to $17.4 million for the three months ended June 30, 2023. The increase is primarily due to non-recurring professional and legal services.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Interest expense, net	$10,164	$10,323	(159)
Derivative loss (gain), net	2,374	(829)	$3,203
Other expense (income), net	1,250	(311)	1,561
Income tax (benefit) expense	(4,636)	2,997	(7,633)

Interest expense, net – Interest expense, net, was relatively flat for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in interest expense on the lower outstanding principal balance of the Term Loan, partially offset by a decrease in interest income.

Derivative loss (gain), net – During the three months ended June 30, 2024, we recorded a $2.4 million derivative loss for our natural gas derivative contracts consisting of $2.7 million of unrealized loss from the decrease in the fair value of our open natural gas contracts and $0.3 million of realized gains. During the three months ended June 30, 2023, we recorded a $0.8 million derivative gain for our natural gas derivative contracts consisting of $0.3 million in realized losses and $1.1 million of unrealized gain from the increase in the fair value of our open natural gas contracts.

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

Other expense (income), net – Other expense, net increased $1.6 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily related to the accrual of additional expenses for net abandonment obligations pertaining to a number of legacy Gulf of Mexico properties.

Income tax (benefit) expense – Our effective tax rate for the three months ended June 30, 2024 was 23.1%. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of nondeductible compensation and adjustments to the valuation allowance. Our effective tax rate for the three months ended June 30, 2023 is not meaningful primarily as a result of changes in the valuation allowance on our deferred tax assets.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the six months ended June 30, 2024 and 2023 (in thousands, except average realized sales prices data):

	Six Months Ended June 30,
	2024	2023	Change	%
Revenues:
Oil	$217,980	$186,982	$30,998	16.6
NGLs	15,629	18,180	(2,551)	(14.0)
Natural gas	43,526	48,242	(4,716)	(9.8)
Other	6,409	4,502	1,907	42.4
Total revenues	$283,544	$257,906	$25,638	9.9

Production Volumes:
Oil (MBbls)	2,782	2,604	178	6.8
NGLs (MBbls)	677	738	(61)	(8.3)
Natural gas (MMcf)	17,502	17,699	(197)	(1.1)
Total oil equivalent (MBoe)	6,376	6,292	84	1.3

Average daily equivalent sales (Boe/day)	35,033	34,762	271

Average realized sales prices:
Oil ($/Bbl)	$78.35	$71.81	$6.54	9.1
NGLs ($/Bbl)	23.09	24.63	(1.54)	(6.3)
Natural gas ($/Mcf)	2.49	2.73	(0.24)	(8.8)
Oil equivalent ($/Boe)	43.47	40.27	3.20	7.9
Oil equivalent ($/Boe), including realized commodity derivatives(1)	44.11	40.19	3.92	9.8

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2024 and 2023 (in thousands):

	Price	Volume	Total
Oil	$18,239	$12,759	$30,998
NGLs	(1,067)	(1,484)	(2,551)
Natural gas	(4,177)	(539)	(4,716)
	$12,995	$10,736	$23,731

Production volumes increased by 84 Mboe to 6,376 Mboe during the six months ended June 30, 2024 compared to the same period in 2023, primarily due to both the January 2024 and the September 2023 acquisitions, partially offset by the change in the NGL and natural gas processing plant and normal production decline on existing wells.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Lease operating expenses	$144,817	$131,207	$13,610
Gathering, transportation and production taxes	16,118	12,938	3,180
Depreciation, depletion and amortization	70,611	50,801	19,810
Asset retirement obligations accretion expense	16,369	15,227	1,142
General and administrative expenses	41,869	37,312	4,557
Total operating expenses	$289,784	$247,485	$42,299

Average per Boe ($/Boe):
Lease operating expenses	$22.71	$20.85	$1.86
Gathering, transportation and production taxes	2.53	2.06	0.47
Depreciation, depletion and amortization	11.07	8.07	3.00
Asset retirement obligations accretion expense	2.57	2.42	0.15
General and administrative expenses	6.57	5.93	0.64
Total operating expenses	$45.45	$39.33	$6.12

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $13.6 million to $144.8 million during the six months ended June 30, 2024 compared to the same period in 2023. On a component basis, base lease operating expenses increased $22.1 million, workover expenses decreased $8.7 million, and facilities maintenance expense increased $0.2 million.

Base lease operating expenses increased primarily due to three months of expenses at the fields acquired in January 2024 and September 2023, as well as higher repair, maintenance and labor costs at other fields.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. The decrease in workover expenses and the increase in facilities maintenance expenses were due to the timing and mix of projects undertaken.

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $3.2 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to the increase in production in the three months ended March 31, 2024 and higher processing fees for our Mobile Bay production that had to be re-routed to a different processing plant, partially offset by the decrease in realized prices for natural gas.

DD&A – DD&A increased $19.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The DD&A rate increased to $11.07 per Boe for the six months ended June 30, 2024 from $8.07 per Boe for the six months ended June 30, 2023. The DD&A rate per Boe increased primarily as a result of a higher depreciable base due to our January 2024 acquisition, increases in capital expenditures, future development costs and capitalized ARO and lower proved reserves.

Asset retirement obligations accretion expense – Accretion expense increased $1.1 million in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to the increase in our ARO liability related to our acquisitions in September 2023 and January 2024 and revisions to the estimates used in calculating the liability.

G&A – G&A increased $4.6 million to $41.9 million for the six months ended June 30, 2024 as compared to $37.3 million for the six months ended June 30, 2023. The increase is primarily due to non-recurring professional and legal services and higher medical claims.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Interest expense, net	$20,236	$25,036	$(4,800)
Derivative gain, net	(2,503)	(40,069)	37,566
Other expense (income), net	6,480	(78)	6,558
Income tax (benefit) expense	(3,591)	11,636	(15,227)

Interest expense, net – Interest expense, net, decreased $4.8 million for the six months ended June 30, 2024 compared to the same period in 2023 due to the redemption of the 9.75% Notes in February 2023 and a decrease in interest expense on the lower outstanding principal balance of the Term Loan, partially offset by interest expense incurred on the 11.75% Notes issued in late January 2023 and a decrease in interest income.

Derivative gain, net – During the six months ended June 30, 2024, we recorded a $2.5 million derivative gain for our natural gas derivative contracts consisting of $4.1 million of realized gains offset by $1.6 million of unrealized losses from the decrease in the fair value of our open natural gas contracts. During the six months ended June 30, 2023, we recorded a $40.1 million derivative gain for our natural gas derivative contracts consisting of $40.6 million in unrealized gains from the increase in the fair value of our open derivative contracts and $0.5 million of realized losses.

Other expense (income), net – Other expense, net increased $6.6 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily related to the accrual of additional expenses for net abandonment obligations pertaining to a number of legacy Gulf of Mexico properties.

Income tax (benefit) expense – Our effective tax rates for the six months ended June 30, 2024 and 2023 were 11.8% and 45.6%, respectively. The effective tax rates differed from the statutory federal tax rate primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the valuation allowance.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of June 30, 2024, we had $123.4 million cash on hand and $50.0 million available under our Credit Agreement, based on a borrowing base of $50.0 million. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating activities	$49,088	$49,632	$(544)
Investing activities	(94,388)	(34,538)	(59,850)
Financing activities	(4,663)	(304,824)	300,161

Operating Activities – Net cash provided by operating activities decreased $0.5 million for the six months ended June 30, 2024 compared to the corresponding period in 2023. This was primarily due to a $10.4 million increase in net (loss) income adjusted for certain noncash items offset by a $10.9 million decrease in operating cash flows from changes in operating assets and liabilities. The increase in net (loss) income adjusted for certain noncash items was primarily related to a $25.6 million increase in revenues and a $9.4 million increase in derivative cash settlements, partially offset by increases in cash operating expenses. The decrease in operating assets and liabilities primarily related to higher accounts receivable balances due to increased revenues partially offset by higher accounts payable and accrued liabilities balances in the current period.

Investing Activities – Net cash used in investing activities increased $59.9 million for the six months ended June 30, 2024 compared to the corresponding period in 2023. This was primarily due to $80.6 million of acquisition of property interests costs, partially offset by a decrease of $11.7 million in investment in oil and natural gas properties and equipment.

Financing Activities – Net cash used in financing activities decreased by $300.2 million for the six months ended June 30, 2024 compared to the corresponding period in 2023. This was primarily due to the redemption of the $552.5 million principal amount outstanding 9.75% Notes in February 2023 partially offset by the net cash proceeds of $275.0 million received from the issuance of the 11.75% Notes in January 2023.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Six Months Ended June 30,
	2024	2023
Exploration and development
Conventional shelf (1)	$6,931	$6,898
Deepwater	4,731	14,122
Acquisitions of interests	80,635	—
Seismic and other	275	1,979
Investments in oil and gas property/equipment – accrual basis	$92,572	$22,999

(1)	Includes exploration and development capital expenditures in Alabama state waters.

As of June 30, 2024, we expect to incur an additional $30.0 million to $35.0 million of capital expenditures in the next six months, which excludes acquisitions. In our view of the outlook for the remainder of 2024, we believe this level of capital expenditure will leave us with sufficient liquidity to operate our business, while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

Acquisitions

We have grown by making strategic acquisitions of producing properties in the Gulf of Mexico. We seek opportunities where we can exploit additional drilling projects and reduce costs. In January 2024, we closed on the acquisition of rights, titles and interest in and to certain leases, wells and personal property in the central shelf region of the Gulf of Mexico, among other assets, for $77.3 million, subject to customary purchase price adjustments. The transaction was funded with cash on hand. We also received a final settlement statement for our September 2023 acquisition of certain oil and natural gas producing assets in the central and eastern shelf region of the Gulf of Mexico and recorded an additional $3.3 million of oil and natural gas properties.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the six months ended June 30, 2024, we have paid $12.0 million related to these obligations, and we expect to incur an additional $25.0 million to $30.0 million of payments during the next six months. Our ARO estimates as of June 30, 2024 and December 31, 2023 were $534.5 million and $498.8 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2023 Annual Report for additional information.

Debt

As of June 30, 2024, we have $399.6 million in aggregate principal amount of long-term debt outstanding, with $16.4 million in aggregate principal coming due over the next twelve months.

On June 28, 2024, we amended the Credit Agreement to (i) extend the maturity date to December 31, 2024, (ii) prohibit the use of loan proceeds to pay other Indebtedness (as defined in the Credit Agreement), and (iii) lower the excess cash balance sweep threshold.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 3 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2023 Annual Report.

Dividends

In November 2023, our board of directors approved the implementation of a quarterly cash dividend payable to holders of common stock. During the six months ended June 30, 2024, we have paid two cash dividends, totaling approximately $3.0 million, to holders of our common stock. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, operating leases, ARO and other obligations as part of normal operations. Except as disclosed herein, contractual obligations as of June 30, 2024 did not change materially from the disclosures in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2023 Annual Report.

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

Below is consolidating balance sheet information reflecting the elimination of the accounts of the Aquasition Entities from our Condensed Consolidated Balance Sheet as of June 30, 2024 (in thousands):

	Consolidated	Elimination of Aquasition Entities	Restricted Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$123,375	$(4,453)	$118,922
Restricted cash	4,417	—	4,417
Receivables:
Oil and natural gas sales	71,547	(11,630)	59,917
Joint interest, net	20,478	21,319	41,797
Other	2,223	—	2,223
Prepaid expenses and other current assets	25,890	(834)	25,056
Total current assets	247,930	4,402	252,332

Oil and natural gas properties and other, net	802,401	(285,393)	517,008
Restricted deposits for asset retirement obligations	22,479	—	22,479
Deferred income taxes	42,365	—	42,365
Other assets	33,396	(5,689)	27,707
Total assets	$1,148,571	$(286,680)	$861,891

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$89,129	$(2,979)	$86,150
Accrued liabilities	29,004	(9,830)	19,174
Undistributed oil and natural gas proceeds	63,150	(5,747)	57,403
Advances from joint interest partners	2,565	—	2,565
Current portion of asset retirement obligation	35,627	—	35,627
Current portion of long-term debt, net	14,925	(14,400)	525
Total current liabilities	234,400	(32,956)	201,444

Asset retirement obligations, less current portion	498,848	(70,914)	427,934
Long-term debt, net	376,979	(97,260)	279,719
Other liabilities	33,339	(4,261)	29,078

Shareholders' equity (deficit):
Common stock	2	—	2
Additional paid-in capital	589,678	—	589,678
Retained deficit	(560,508)	(81,289)	(641,797)
Treasury stock, at cost	(24,167)	—	(24,167)
Total shareholders’ equity (deficit)	5,005	(81,289)	(76,284)
Total liabilities and shareholders’ equity (deficit)	$1,148,571	$(286,680)	$861,891

Below is consolidating statement of operations information reflecting the elimination of the accounts of the Aquasition Entities from our Condensed Consolidated Statement of Operations for the six months ended June 30, 2024 (in thousands):

	Consolidated	Elimination of Aquasition Entities	Restricted Subsidiaries
Revenues:
Oil	$217,980	$(295)	$217,685
NGLs	15,629	(10,804)	4,825
Natural gas	43,526	(27,675)	15,851
Other	6,409	(2,192)	4,217
Total revenues	283,544	(40,966)	242,578

Operating expenses:
Lease operating expenses	144,817	(27,789)	117,028
Gathering, transportation and production taxes	16,118	(4,427)	11,691
Depreciation, depletion, and amortization	70,611	(3,642)	66,969
Asset retirement obligations accretion	16,369	(2,704)	13,665
General and administrative expenses	41,869	(698)	41,171
Total operating expenses	289,784	(39,260)	250,524

Operating loss	(6,240)	(1,706)	(7,946)

Interest expense, net	20,236	(4,451)	15,785
Derivative (gain) loss, net	(2,503)	3,129	626
Other expense, net	6,480	—	6,480
Loss before income taxes	(30,453)	(384)	(30,837)
Income tax expense	(3,591)	—	(3,591)
Net loss	$(26,862)	$(384)	$(27,246)

Our produced oil, NGLs and natural gas volumes (net to our interests) from the Aquasition Entities are as follows:

	Six Months Ended June 30,
Production Volumes:	2024	2023
Oil (MBbls)	7	7
NGLs (MBbls)	454	465
Natural gas (MMcf)	10,498	11,570
Total oil equivalent (MBoe)	2,211	2,400

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three and six months ended June 30, 2024 and assuming no other items had changed, our revenue would have decreased by approximately $14.1 million and $27.7 million in the three and six months ended June 30, 2024, respectively.

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

The following table summarizes the historical results of our natural gas derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$2.50	$2.34	$2.49	$2.73
Effects of realized commodity derivatives	0.04	(0.03)	0.24	(0.03)
Average realized sales price, including realized commodity derivatives	$2.54	$2.31	$2.73	$2.70

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of June 30, 2024, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1

Seventeenth Amendment to the Sixth Amended and Restated Credit Agreement dated effective as of April 29, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 1, 2024)

10.2

Eighteenth Amendment to the Sixth Amended and Restated Credit Agreement dated effective as of May 29, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 30, 2024)

10.3†

Nineteenth Amendment to the Sixth Amended and Restated Credit Agreement dated effective as of June 28, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2024)

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
†

Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2024.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer