Form 10-Q
period 2024-09-30
W&T OFFSHORE INC
filed 2024-11-08
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 147,357,587 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$126,544	$173,338
Restricted cash	4,417	4,417
Accounts receivable:
Oil, natural gas liquids and natural gas sales	52,025	52,080
Joint interest, net of allowance for credit losses of $10,986 and $11,130, respectively	19,753	15,480
Other	557	2,218
Prepaid expenses and other current assets (Note 12)	23,116	17,447
Total current assets	226,412	264,980

Oil and natural gas properties and other, net of accumulated depreciation, depletion and amortization of $8,318,568 and $8,213,781, respectively	798,705	749,056
Restricted deposits for asset retirement obligations	22,625	22,272
Deferred income taxes	46,910	38,774
Other assets	32,624	38,923
Total assets	$1,127,276	$1,114,005
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$86,866	$78,857
Accrued liabilities (Note 12)	21,629	31,978
Undistributed oil and natural gas proceeds	54,461	42,134
Advances from joint interest partners	2,489	2,962
Current portion of asset retirement obligations (Note 5)	45,139	31,553
Current portion of long-term debt, net (Note 3)	20,968	29,368
Total current liabilities	231,552	216,852

Asset retirement obligations (Note 5)	509,888	467,262
Long-term debt, net (Note 3)	371,596	361,236
Other liabilities	16,665	19,420
Commitments and contingencies (Note 6)	29,085	18,043

Shareholders’ (deficit) equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: $0.00001 par value; 400,000 shares authorized; 150,214 shares and 149,450 shares issued, respectively	2	1
Additional paid-in capital	591,602	586,014
Retained deficit	(598,947)	(530,656)
Treasury stock: 2,869 shares, at cost	(24,167)	(24,167)
Total shareholders’ (deficit) equity	(31,510)	31,192
Total liabilities and shareholders’ (deficit) equity	$1,127,276	$1,114,005

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil	$90,862	$100,331	$308,842	$287,313
NGLs	5,636	7,415	21,265	25,595
Natural gas	23,148	32,515	66,674	80,757
Other	1,726	2,150	8,135	6,651
Total revenues	121,372	142,411	404,916	400,316

Operating expenses:
Lease operating expenses	72,412	61,826	217,229	193,033
Gathering, transportation and production taxes	6,147	6,692	22,265	19,630
Depreciation, depletion, and amortization	34,206	30,218	104,817	81,019
Asset retirement obligations accretion	7,848	6,414	24,217	21,641
General and administrative expenses	19,723	19,978	61,592	57,290
Total operating expenses	140,336	125,128	430,120	372,613

Operating (loss) income	(18,964)	17,283	(25,204)	27,703

Interest expense, net	9,992	9,925	30,228	34,960
Derivative gain, net	(3,199)	(1,491)	(5,702)	(41,560)
Other expense, net	15,709	1,927	22,189	1,849
(Loss) income before income taxes	(41,466)	6,922	(71,919)	32,454
Income tax (benefit) expense	(4,545)	4,777	(8,136)	16,413
Net (loss) income	$(36,921)	$2,145	$(63,783)	$16,041

Net (loss) income per common share:
Basic	$(0.25)	$0.01	$(0.43)	$0.11
Diluted	$(0.25)	$0.01	$(0.43)	$0.11
Weighted average common shares outstanding:
Basic	147,206	146,483	147,002	146,451
Diluted	147,206	151,459	147,002	149,856

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity (Deficit)
Balances at June 30, 2024	147,162	$2	$589,678	$(560,508)	2,869	$(24,167)	$5,005
Cash dividends	—	—	—	(1,518)	—	—	(1,518)
Share-based compensation	—	—	1,956	—	—	—	1,956
Stock issued	183	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(32)	—	—	—	(32)
Net loss	—	—	—	(36,921)	—	—	(36,921)
Balances at September 30, 2024	147,345	$2	$591,602	$(598,947)	2,869	$(24,167)	$(31,510)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at June 30, 2023	146,481	$1	$579,849	$(530,892)	2,869	$(24,167)	$24,791
Share-based compensation	—	—	3,250	—	—	—	3,250
Stock issued	94	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(199)	—	—	—	(199)
Net income	—	—	—	2,145	—	—	2,145
Balances at September 30, 2023	146,575	$1	$582,900	$(528,747)	2,869	$(24,167)	$29,987

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity (Deficit)
Balances at December 31, 2023	146,581	$1	$586,014	$(530,656)	2,869	$(24,167)	$31,192
Cash dividends	—	—	—	(4,508)	—	—	(4,508)
Share-based compensation	—	—	6,374	—	—	—	6,374
Stock issued	764	1	—	—	—	—	1
Shares withheld related to net settlement of equity awards	—	—	(786)	—	—	—	(786)
Net loss	—	—	—	(63,783)	—	—	(63,783)
Balances at September 30, 2024	147,345	$2	$591,602	$(598,947)	2,869	$(24,167)	$(31,510)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2022	146,133	$1	$576,588	$(544,788)	2,869	$(24,167)	$7,634
Share-based compensation	—	—	7,259	—	—	—	7,259
Stock issued	442	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(947)	—	—	—	(947)
Net income	—	—	—	16,041	—	—	16,041
Balances at September 30, 2023	146,575	$1	$582,900	$(528,747)	2,869	$(24,167)	$29,987

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net (loss) income	$(63,783)	$16,041
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	129,034	102,660
Share-based compensation	6,374	7,259
Amortization and write-off of debt issuance costs	3,445	5,714
Derivative gain, net	(5,702)	(41,560)
Derivative cash receipts (settlements), net	6,165	(6,123)
Deferred income (benefit) taxes	(8,136)	14,647
Changes in operating assets and liabilities:
Accounts receivable	(2,557)	15,575
Prepaid expenses and other current assets	(3,242)	25,550
Accounts payable, accrued liabilities and other	22,602	(35,183)
Asset retirement obligation settlements	(20,344)	(24,918)
Net cash provided by operating activities	63,856	79,662

Investing activities:
Investment in oil and natural gas properties and equipment	(23,233)	(29,674)
Acquisition of property interests	(80,635)	(28,863)
Deposit related to acquisition of property interests	—	(8,850)
Purchase of corporate aircraft	—	(8,983)
Purchases of furniture, fixtures and other	(166)	(3,081)
Net cash used in investing activities	(104,034)	(79,451)

Financing activities:
Proceeds from issuance of 11.75% Notes Senior Second Lien Notes	—	275,000
Repayment of 9.75% Second Senior Lien Notes	—	(552,460)
Repayments of Term Loan	—	(26,329)
Repayments of TVPX Loan	(825)	(458)
Debt issuance costs	(579)	(7,380)
Payment of dividends	(4,427)	—
Other	(785)	(948)
Net cash used in financing activities	(6,616)	(312,575)

Change in cash, cash equivalents and restricted cash	(46,794)	(312,364)
Cash, cash equivalents and restricted cash, beginning of year	177,755	465,774
Cash, cash equivalents and restricted cash, end of period	$130,961	$153,410

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

NOTE 3 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	September 30,	December 31,
	2024	2023
Term Loan:
Principal	$114,159	$114,159
Unamortized debt issuance costs	(2,263)	(3,052)
Total	111,896	111,107

11.75% Senior Second Lien Notes due 2026:
Principal	275,000	275,000
Unamortized debt issuance costs	(3,471)	(5,090)
Total	271,529	269,910

TVPX Loan:
Principal	10,200	11,025
Unamortized discount	(897)	(1,294)
Unamortized debt issuance costs	(164)	(144)
Total	9,139	9,587

Total debt, net	392,564	390,604
Less current portion, net	(20,968)	(29,368)
Long-term debt, net	$371,596	$361,236

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2024, the maturity date of the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) is December 31, 2024, and the borrowing base under the Credit Agreement was $50.0 million. In addition, no borrowings had been incurred under the Credit Agreement during the nine months ended September 30, 2024. As of both September 30, 2024 and December 31, 2023, the Company had $4.4 million outstanding in letters of credit which have been cash collateralized.

As of September 30, 2024, the Company was in compliance with all applicable covenants.

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

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open derivative contracts as of September 30, 2024:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Production Period	Type	Volumes	Volumes	Strike Price	Put Price	Call Price
Natural Gas - Henry Hub (NYMEX)		(Mmbtu) (1)	(Mmbtu) (1)	($/Mmbtu)	($/Mmbtu)	($/Mmbtu)
November 2024 - Dec 2024	calls	65,000	3,965,000	$—	$—	$6.13
Jan 2025 - Mar 2025	calls	62,000	5,580,000	$—	$—	$5.50
November 2024 - Dec 2024	swaps	65,574	4,000,000	$2.58	$—	$—
Jan 2025 - Mar 2025	swaps	63,333	5,700,000	$2.72	$—	$—
Apr 2025 - Dec 2025	puts	62,182	17,100,000	$—	$2.27	$—
Jan 2026 - Dec 2026	puts	55,890	20,400,000	$—	$2.35	$—
Jan 2027 - Dec 2027	puts	52,603	19,200,000	$—	$2.37	$—
Jan 2028 - Apr 2028	puts	49,587	6,000,000	$—	$2.50	$—

(1)	MMbtu – Million British Thermal Units

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

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses and other current assets	$1,564	$1,180
Other assets	6,259	10,068
Accrued liabilities	6,061	6,267
Other liabilities	—	2,756

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

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized (gain) loss	$(1,370)	$1,971	$(5,489)	$2,501
Unrealized gain	(1,829)	(3,462)	(213)	(44,061)
Derivative gain, net	$(3,199)	$(1,491)	$(5,702)	$(41,560)

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	September 30, 2024		December 31, 2023
	Net Value	Fair Value	Net Value	Fair Value
Term Loan	$111,896	$110,931	$111,107	$108,467
11.75% Notes	271,529	280,789	269,910	283,443
TVPX Loan	9,139	9,586	9,587	10,156
Total	$392,564	$401,306	$390,604	$402,066

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

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

AROs represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Asset retirement obligations, beginning of period	$498,815	$466,430
Liabilities settled	(20,342)	(24,918)
Accretion expense	24,217	21,641
Liabilities acquired	17,647	16,352
Liabilities incurred	—	113
Revisions of estimated liabilities	34,690	18,796
Asset retirement obligations, end of period	555,027	498,414
Less: Current portion	(45,139)	(33,169)
Long-term	$509,888	$465,245

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 6 — CONTINGENCIES

Appeal with the Office of Natural Resources Revenue

In 2009, the Company recognized allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of its deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. As of September 30, 2024, the Company has accrued $5.0 million related to this matter, consisting of $4.7 million for the disallowed reductions and $0.3 million for estimated penalties. The Company disagrees with the position taken by the ONRR and filed an appeal with the ONRR.

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

Bonding Disputes

On August 14, 2024, the Company filed a complaint seeking declaratory relief (the “Complaint”) in the U.S. District Court for the Southern District of Texas against Endurance Assurance Corporation and Lexon Insurance Company (the “Sompo Sureties”), providers of government-required surety bonds that secure decommissioning obligations the Company may have with respect to certain oil and gas assets of the Company. As described in the Complaint, the Company has paid all premiums associated with the bonds issued by the Sompo Sureties prior to the Complaint and has not suffered a material change to its financial status. Notwithstanding, the Sompo Sureties have issued written demands to the Company requesting the Company provide certain collateral to the Sompo Sureties, which are inconsistent with the requests of other surety entities who are not party to the Complaint. On October 9, 2024, the Sompo Sureties filed an answer and counterclaim alleging breach of contract due to the Company’s failure to provide the collateral demanded by the Sompo Sureties. The Sompo Sureties have issued approximately $55.0 million in surety bonds on behalf of the Company and have requested $7.5 million in cash collateral.

On October 21, 2024, a separate surety entity, U.S. Specialty Insurance Company (“USSIC”) filed a petition in the District Court of Harris County, Texas, alleging, among other things, breach of the indemnity agreement between the Company and USSIC and seeking to compel the Company to provide the collateral demanded by USSIC. On October 25, 2024, the Company filed a notice of removal with the District Court of Harris County, Texas, seeking to remove the case to U.S. District Court for the Southern District of Texas as a result of the existing Complaint. USSIC has issued approximately $111.0 million in surety bonds on behalf of the Company and has requested $23.0 million in cash collateral.

In each of the above cases, the Company believes that compliance with the collateral demands of the applicable surety entity would be contrary to the demands of other entities that provide government-required surety bonds to the Company. In addition, the Company believes compliance with these collateral demands could prompt escalating collateral requirements. As a result of the foregoing litigation, the Company may be required to provide the collateral demanded by the surety entities, or the Company may be required to or choose to replace the surety bonds provided by the applicable surety with surety bonds from different surety entities. The Company is seeking to negotiate a reasonable resolution with respect to collateral provision amongst the surety entities and other surety entities with conflicting or different collateral requests.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

To the extent that the Company is required to fulfil the collateral demands made by the surety entities, or in the event that other surety entities make additional collateral demands, the fulfilment of such demands could be significant and could impact the Company’s liquidity. Please see Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends and Uncertainties – Surety Bond Collateral of the 2023 Annual Report for additional information.

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

During the nine months ended September 30, 2024, the Company incurred $12.6 million in costs related to these decommissioning obligations and reassessed the existing decommissioning obligations, recording an additional $23.7 million. As of September 30, 2024, the remaining loss contingency recorded related to the anticipated decommissioning obligations was $29.1 million.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	September 30,	December 31,
	2024	2023
Working capital	$937	$1,159
Oil and natural gas properties and other, net	28,964	31,805
Other assets	12,125	11,694
Asset retirement obligations	667	593

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Nine Months Ended September 30,
	2024	2023
Total revenues	$8,546	$9,635
Total operating expenses	5,540	7,046
Interest income	165	147

As required, the Company may call on Monza to provide cash to fund its portion of certain projects in advance of capital expenditure spending. As of September 30, 2024 and December 31, 2023, the unused advances were $2.5 million and $2.7 million, respectively, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2024, Monza paid cash distributions of $28.0 million, of which $5.9 million was paid to the Company.

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

On August 6, 2024, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the third quarter of 2024. The dividend of $1.5 million was paid on August 29, 2024 to stockholders of record at the close of business on August 21, 2024.

On November 7, 2024, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the fourth quarter of 2024. The dividend is to be paid on November 29, 2024 to stockholders of record at the close of business on November 21, 2024.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 9 — SHARE-BASED COMPENSATION

In August 2024, the Company granted share-based compensation to its employees. The grants consisted of 2.0 million restricted stock units (“RSUs”) and 1.4 million performance stock units (“PSUs”).

The RSUs were valued as of the grant date and vest 1/3 each year on August 8, 2025, 2026 and 2027. The grant date fair value of the RSUs was $4.6 million. This amount will be expensed over the service period.

The PSUs are subject to performance criteria of total shareholder return and relative shareholder return (collectively, the “TSR PSUs”) and cash return on capital employed (the “CROCE PSUs”). The performance period for the measurement of the performance goal began on January 1, 2024 and ends on December 31, 2026. To be eligible to receive the earned PSUs, employees must be employed from the grant date through December 31, 2026. Different levels of achievement across these metrics will affect the percentage of PSUs that the employee receives upon the satisfaction of the service requirement. The percentage of PSUs received upon vesting ranges from 0% to 200%.

The TSR PSUs will account for 60% of the target PSUs granted to employees. The TSR PSUs contain both a service condition and a market condition. The grant date fair value of the TSR PSUs was $2.2 million and was calculated using a Monte Carlo simulation. This amount will be expensed on a straight-line basis over the service period.

The CROCE PSUs will account for 40% of the target PSUS granted to employees. The CROCE PSUs contain both a service condition and a performance condition. The grant date fair value of the CROCE PSUs was $1.3 million. The cumulative compensation cost that will be recognized will be equal to the grant date fair value of the awards deemed probable of vesting multiplied by the percentage of the requisite service period that has been rendered. Unlike the TSR PSUs, if the performance condition is not satisfied, any previously recognized compensation expense is not reversed.

NOTE 10 — INCOME TAXES

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

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 11.0% and 11.3%, respectively. These effective tax rates differ from the federal statutory rate primarily due to the impact of nondeductible compensation and adjustments to the Company’s valuation allowance.

The Company’s effective tax rate for the three months ended September 30, 2023 was not meaningful primarily as a result of changes in the valuation allowance against the Company’s deferred tax assets. The Company’s effective tax rate for the nine months ended September 30, 2023 was 50.6%. The effective tax rate differed from the federal statutory rate was primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the Company’s valuation allowance.

As of September 30, 2024 and December 31, 2023, the Company had a valuation allowance of $29.0 million and $23.2 million, respectively, primarily related to state net operating losses and the disallowed interest expense limitation carryover. At each reporting date, the Company considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 11 — NET (LOSS) INCOME PER SHARE

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(36,921)	$2,145	$(63,783)	$16,041

Weighted average common shares outstanding - basic	147,206	146,483	147,002	146,451
Dilutive effect of securities	—	4,976	—	3,405
Weighted average common shares outstanding - diluted	147,206	151,459	147,002	149,856

Net (loss) income per common share:
Basic	$(0.25)	$0.01	$(0.43)	$0.11
Diluted	(0.25)	0.01	(0.43)	0.11

Shares excluded due to being anti-dilutive	3,531	—	3,531	—

NOTE 12 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Derivatives	$1,564	$1,180
Insurance/bond premiums	10,248	6,631
Prepaid deposits related to royalties	8,562	7,872
Prepayments to vendors	2,133	1,492
Other	609	272
Prepaid expenses and other current assets	$23,116	$17,447

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued interest	$5,395	$13,479
Accrued salaries/payroll taxes/benefits	8,457	9,473
Operating lease liabilities	1,493	1,455
Derivatives	6,061	6,267
Other	223	1,304
Total accrued liabilities	$21,629	$31,978

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$126,544	$173,338
Restricted cash	4,417	4,417
Cash, cash equivalents and restricted cash	130,961	177,755

	Nine Months Ended September 30,
	2024	2023
Non-cash investing activities:
Accruals of property and equipment	5,258	7,921
Dividends declared but not paid on unvested share-based awards	82	—
ARO - acquisitions, additions and revisions, net	52,337	35,261

NOTE 13 — SUBSIDIARY BORROWERS

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of Aquasition Energy LLC, the parent of the Subsidiary Borrowers (the “Subsidiary Parent”), and the Subsidiary Borrowers (in thousands):

	September 30,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$3,671	$600
Receivables:
Oil and natural gas sales	7,594	19,171
Joint interest, net	(12,280)	(33,151)
Prepaid expenses and other current assets	1,401	612
Oil and natural gas properties and other, net	291,741	287,313
Other assets	5,173	8,097
Liabilities:
Accounts payable	2,498	4,473
Accrued liabilities	6,945	7,152
Undistributed oil and natural gas proceeds	7,085	4,359
Current portion of asset retirement obligations	8,069	44
Current portion of long-term debt, net	20,429	28,872
Asset retirement obligations	72,336	67,771
Long-term debt, net	91,467	82,317
Other liabilities	4,401	6,749

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the operations of the Subsidiary Borrowers and the Subsidiary Parent (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenues	$19,300	$28,865	$60,265	$75,425
Total operating expenses	18,122	18,807	57,381	69,297
Interest expense, net	2,225	2,536	6,676	7,947
Derivative gain, net	(3,828)	(2,652)	(6,957)	(55,041)

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of Mexico. As of September 30, 2024, we hold working interests in 53 producing offshore fields in federal and state waters (which include 46 fields in federal waters and seven in state waters). We currently have under lease approximately 673,100 gross acres (515,400 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 514,000 gross acres on the conventional shelf and approximately 153,500 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

Since our operations are in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production and operations. Significant hurricane impacts include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

In its latest Short-Term Energy Outlook published in October 2024, the U.S. Energy Information Administration (“EIA”) estimated that Hurricane Francine, which made landfall on the Louisiana coast on September 11, 2024, resulted in the shut-in of up to 42% of oil production and 53% of natural gas production in the Gulf of Mexico (“GOM”). Production capacity in the GOM was unable to return to full capacity because Hurricane Helene, a Category 4 storm, went through a nearby area two weeks later, extensively disrupting energy systems.

Our production was impacted due to precautionary shut-ins of facilities and evacuations associated with both Hurricane Francine and Hurricane Helene. For the three months ended September 30, 2024, we estimate deferred production related to Hurricane Francine was approximately 132.8 MBoe and affected 35 fields, and deferred production related to Hurricane Helene was approximately 16.0 MBoe and affected five fields. Production downtime following these hurricanes was extended as a result of damage and power loss at third party downstream facilities, including oil terminals, natural gas processing plants and refineries, causing them to remain offline for several weeks. While our assets and infrastructure did not suffer significant damage during the storm, unplanned costs for minor repairs and restoring production, as well as evacuating employees and contractors, were incurred as a result of the hurricane and are reflected in lease operating expense.

On November 7, 2024, we declared a regular quarterly dividend of $0.01 per share for the fourth quarter of 2024. We expect to pay the dividend on November 29, 2024, to stockholders of record as of the close of business on November 21, 2024.

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

Spot prices for West Texas Intermediate (“WTI”) oil averaged $70.24 per barrel in September 2024, down 8% from August 2024. Prices fell in September 2024 as concerns about global oil demand growth outweighed declines in oil inventories and OPEC+ members’ decisions to delay production increases until December 2024. However, after recent military actions involving Israel, Lebanon and Iran, the spot price for WTI rose to $77.76 per barrel on October 7, 2024, up 13% from a week earlier. In its latest STEO, the EIA is forecasting that WTI spot prices are expected to average $73.13 per barrel in 2025, reflecting a reduction for global oil demand in 2025. However, the conflict between Israel,

Lebanon and Iran has escalated in recent weeks with no timeline for potential resolution, increasing the possibility for supply disruptions and price volatility.

Spot prices for Henry Hub natural gas averaged $2.28 per MMBtu in September, 15% higher than the August 2024 average of $1.98 per MMBtu, as natural gas production fell slightly from August 2024. The decline in production was partly due to an 11% drop in natural gas production from the Gulf of Mexico primarily as a result of Hurricanes Francine and Helene. The EIA is forecasting that Henry Hub spot prices are expected to average $2.81 per MMBtu in the fourth quarter of 2024 and $3.06 in 2025. The EIA is expecting natural gas prices to rise in 2025 as liquid natural gas exports increase while domestic consumption and production is expected to remain relatively flat.

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

In addition to the impact of volatile commodity prices on our operations, continuing inflation could also impact our sales margins and profitability. The annual inflation rate for September 2024 was 2.4%, a slight decrease from the 2.5% rate for August 2024. In September 2024, the Federal Reserve lowered the target federal funds range by 50 basis points to 4.75% to 5.00%, easing monetary policy for the first time in four years due to progress in inflation moving sustainably toward 2%. The Summary of Economic Projections published by the Federal Reserve in September 2024 points to another 50 basis points of cuts in 2024 and another 100 basis points of cuts in 2025. However, if inflation were to begin to rise again, it is possible the Federal Reserve would continue to take action they deem necessary to bring inflation down and to ensure price stability, including rate increases, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could negatively impact our business.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended September 30, 2024 and 2023 (in thousands, except average realized sales prices data):

	Three Months Ended September 30,
	2024	2023	Change	%
Revenues:
Oil	$90,862	$100,331	$(9,469)	(9.4)%
NGLs	5,636	7,415	(1,779)	(24.0)%
Natural gas	23,148	32,515	(9,367)	(28.8)%
Other	1,726	2,150	(424)	(19.7)%
Total revenues	121,372	142,411	(21,039)	(14.8)%

Production Volumes:
Oil (MBbls) (1)	1,210	1,227	(17)	(1.4)%
NGLs (MBbls)	262	348	(86)	(24.7)%
Natural gas (MMcf) (2)	8,289	10,359	(2,070)	(20.0)%
Total oil equivalent (MBoe) (3)	2,854	3,302	(448)	(13.6)%

Average daily equivalent sales (Boe/day)	31,022	35,891	(4,869)

Average realized sales prices:
Oil ($/Bbl)	$75.09	$81.77	$(6.68)	(8.2)%
NGLs ($/Bbl)	21.51	21.31	0.20	0.9%
Natural gas ($/Mcf)	2.79	3.14	(0.35)	(11.1)%
Oil equivalent ($/Boe)	41.92	42.48	(0.56)	(1.3)%
Oil equivalent ($/Boe), including realized commodity derivatives	42.40	41.88	0.52	1.2%

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended September 30, 2024 and 2023 (in thousands):

	Price	Volume	Total
Oil	$(8,125)	$(1,344)	$(9,469)
NGLs	59	(1,838)	(1,779)
Natural gas	(2,870)	(6,497)	(9,367)
	$(10,936)	$(9,679)	$(20,615)

Production volumes decreased by 448 MBoe to 2,854 MBoe during the three months ended September 30, 2024 compared to the same period in 2023 primarily related to approximately 3.5 MBoe per day of downtime mainly due to hurricanes and third-party downtime. These decreases were partially offset by increased production from wells acquired in January 2024.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Lease operating expenses	$72,412	$61,826	$10,586
Gathering, transportation and production taxes	6,147	6,692	(545)
Depreciation, depletion and amortization	34,206	30,218	3,988
Asset retirement obligations accretion	7,848	6,414	1,434
General and administrative expenses	19,723	19,978	(255)
Total operating expenses	$140,336	$125,128	$15,208

Average per Boe ($/Boe):
Lease operating expenses	$25.37	$18.72	$6.65
Gathering, transportation and production taxes	2.15	2.03	0.12
Depreciation, depletion and amortization	11.99	9.15	2.84
Asset retirement obligations accretion	2.75	1.94	0.81
General and administrative expenses	6.91	6.05	0.86
Total operating expenses	$49.17	$37.89	$11.28

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $10.6 million to $72.4 million during the three months ended September 30, 2024 compared to the same period in 2023. On a component basis, base lease operating expenses increased $7.2 million, workover expenses decreased $0.9 million, facilities maintenance expense increased $3.9 million and hurricane expenses increased $0.4 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base lease operating expense. Base lease operating expenses increased primarily due to the fields acquired in January 2024 and September 2023.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Hurricane expenses consist of costs for minor repairs and restoring production, as well as evacuating employees and contractors incurred as a result of the hurricanes. These types of expenses are not necessarily comparable from period to period and can change due to the timing and mix of projects undertaken.

Gathering, transportation and production taxes – Gathering, transportation and production taxes decreased $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the decrease in production volumes.

Depreciation, depletion and amortization (“DD&A”) – DD&A increased $4.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The DD&A rate increased to $11.99 per Boe for the three months ended September 30, 2024 from $9.15 per Boe for the three months ended September 30, 2023. The DD&A rate per Boe increased primarily as a result of a higher depreciable base due to our January 2024 acquisition, increases in capital expenditures, future development costs and capitalized ARO and lower proved reserves.

Asset retirement obligations accretion expense – Accretion expense is the expensing of the changes in value of our ARO as a result of the passage of time over the estimated productive life of the related assets as the discounted liabilities are accreted to their expected settlement values. Accretion expense increased $1.4 million in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to the increase in our ARO liability as a result of our January 2024 acquisition and revisions to the estimates used in calculating the liability.

General and administrative (“G&A”) expenses – G&A expenses for the three months ended September 30, 2024 were relatively flat compared to the three months ended September 30, 2023.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Interest expense, net	$9,992	$9,925	$67
Derivative gain, net	(3,199)	(1,491)	(1,708)
Other expense, net	15,709	1,927	13,782
Income tax (benefit) expense	(4,545)	4,777	(9,322)

Interest expense, net – Interest expense, net, was relatively flat for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in interest expense on the lower outstanding principal balance of the Term Loan, partially offset by a decrease in interest income.

Derivative gain, net – During the three months ended September 30, 2024, we recorded a $3.2 million derivative gain for our natural gas derivative contracts consisting of $1.8 million of unrealized gain from the increase in the fair value of our open natural gas contracts and $1.4 million of realized gains. During the three months ended September 30, 2023, we recorded a $1.5 million derivative gain for our natural gas derivative contracts consisting of $2.0 million in realized losses and a $3.5 million unrealized gain from the increase in the fair value of our open natural gas contracts.

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

Other expense (income), net – Other expense, net increased $13.8 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily related to the accrual of additional expenses for net abandonment obligations pertaining to a number of legacy Gulf of Mexico properties, partially offset by fees paid by producers to tie into our subsea equipment at one of our wells.

Income tax (benefit) expense – Our effective tax rate for the three months ended September 30, 2024 was 11.0%. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of nondeductible compensation and adjustments to the valuation allowance. Our effective tax rate for the three months ended September 30, 2023 was not meaningful primarily as a result of changes in the Company’s valuation allowance on our deferred tax assets.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the nine months ended September 30, 2024 and 2023 (in thousands, except average realized sales prices data):

	Nine Months Ended September 30,
	2024	2023	Change	%
Revenues:
Oil	$308,842	$287,313	$21,529	7.5
NGLs	21,265	25,595	(4,330)	(16.9)
Natural gas	66,674	80,757	(14,083)	(17.4)
Other	8,135	6,651	1,484	22.3
Total revenues	$404,916	$400,316	$4,600	1.1

Production Volumes:
Oil (MBbls)	3,992	3,831	161	4.2
NGLs (MBbls)	939	1,086	(147)	(13.5)
Natural gas (MMcf)	25,791	28,058	(2,267)	(8.1)
Total oil equivalent (MBoe)	9,230	9,593	(363)	(3.8)

Average daily equivalent sales (Boe/day)	33,686	35,139	(1,453)

Average realized sales prices:
Oil ($/Bbl)	$77.37	$75.00	$2.37	3.2
NGLs ($/Bbl)	22.65	23.57	(0.92)	(3.9)
Natural gas ($/Mcf)	2.59	2.88	(0.29)	(10.1)
Oil equivalent ($/Boe)	42.99	41.04	1.95	4.8
Oil equivalent ($/Boe), including realized commodity derivatives	43.58	40.78	2.80	6.9

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the nine months ended September 30, 2024 and 2023 (in thousands):

	Price	Volume	Total
Oil	$9,433	$12,096	$21,529
NGLs	(876)	(3,454)	(4,330)
Natural gas	(7,557)	(6,526)	(14,083)
	$1,000	$2,116	$3,116

Production volumes decreased by 363 Mboe to 9,230 Mboe during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to the effects of Hurricanes Francine and Helene, third-party downtime and our Mobile Bay production that had to be re-routed to a different processing plant. These decreases were partially offset by increased production from wells acquired in both the January 2024 and the September 2023 acquisitions.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Lease operating expenses	$217,229	$193,033	$24,196
Gathering, transportation and production taxes	22,265	19,630	2,635
Depreciation, depletion and amortization	104,817	81,019	23,798
Asset retirement obligations accretion expense	24,217	21,641	2,576
General and administrative expenses	61,592	57,290	4,302
Total operating expenses	$430,120	$372,613	$57,507

Average per Boe ($/Boe):
Lease operating expenses	$23.54	$20.12	$3.42
Gathering, transportation and production taxes	2.41	2.05	0.36
Depreciation, depletion and amortization	11.36	8.45	2.91
Asset retirement obligations accretion expense	2.62	2.25	0.37
General and administrative expenses	6.67	5.97	0.70
Total operating expenses	$46.60	$38.84	$7.76

Lease operating expenses – Lease operating expenses, which include base lease operating expenses, workovers, and facilities maintenance expense, increased $24.2 million to $217.2 million during the nine months ended September 30, 2024 compared to the same period in 2023. On a component basis, base lease operating expenses increased $29.3 million, workover expenses decreased $9.6 million, facilities maintenance expense increased $4.1 million and hurricane expenses increased $0.4 million.

Base lease operating expenses increased primarily due to nine months of expenses at the fields acquired in January 2024 and September 2023, as well as higher repair, maintenance and labor costs at other fields.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Hurricane expenses consist of costs for minor repairs and restoring production, as well as evacuating employees and contractors incurred as a result of the hurricanes. These types of expenses are not necessarily comparable from period to period and can change due to the timing and mix of projects undertaken.

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $2.6 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to higher processing fees for our Mobile Bay production that had to be re-routed to a different processing plant, partially offset by lower production volumes.

DD&A – DD&A increased $23.8 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The DD&A rate increased to $11.36 per Boe for the nine months ended September 30, 2024 from $8.45 per Boe for the nine months ended September 30, 2023. The DD&A rate per Boe increased primarily as a result of a higher depreciable base due to our January 2024 acquisition, increases in capital expenditures, future development costs and capitalized ARO and lower proved reserves.

Asset retirement obligations accretion expense – Accretion expense increased $2.6 million in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to the increase in our ARO liability related to our acquisitions in September 2023 and January 2024 and revisions to the estimates used in calculating the liability.

G&A expenses – G&A expenses increased $4.3 million to $61.6 million for the nine months ended September 30, 2024 as compared to $57.3 million for the nine months ended September 30, 2023. The increase is primarily due to non-recurring professional and legal services and higher medical claims.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Interest expense, net	$30,228	$34,960	$(4,732)
Derivative gain, net	(5,702)	(41,560)	35,858
Other expense, net	22,189	1,849	20,340
Income tax (benefit) expense	(8,136)	16,413	(24,549)

Interest expense, net – Interest expense, net, decreased $4.7 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to the redemption of our 9.75% Senior Second Lien Notes due 2023 (the “9.75% Notes”) in February 2023 and a decrease in interest expense on the lower outstanding principal balance of the Term Loan, partially offset by interest expense incurred on the 11.75% Senior Second Lien Notes due 2026 (the “11.75% Notes”) issued in late January 2023 and a decrease in interest income.

Derivative gain, net – During the nine months ended September 30, 2024, we recorded a $5.7 million derivative gain for our natural gas derivative contracts consisting of $5.5 million of realized gains and a $0.2 million unrealized gain from the increase in the fair value of our open natural gas contracts. During the nine months ended September 30, 2023, we recorded a $41.6 million derivative gain for our natural gas derivative contracts consisting of an unrealized gain of $44.1 million from the increase in the fair value of our open derivative contracts offset by $2.5 million of realized losses.

Other expense, net – Other expense, net increased $20.3 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily related to the accrual of additional expenses for net abandonment obligations pertaining to a number of legacy Gulf of Mexico properties, partially offset by fees paid by producers to tie into our subsea equipment at one of our wells.

Income tax (benefit) expense – Our effective tax rates for the nine months ended September 30, 2024 and 2023 were 11.3% and 50.6%, respectively. The effective tax rates differed from the statutory federal tax rate primarily due to the impact of state income taxes, nondeductible compensation, and adjustments to the Company’s valuation allowance.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of September 30, 2024, we had $126.5 million of unrestricted cash on hand and $50.0 million available under our Credit Agreement, based on a borrowing base of $50.0 million. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months.

As of September 30, 2024, we had outstanding $275.0 million principal amount of the 11.75% Notes. We have commenced discussions with potential lenders and institutional investors regarding a potential refinancing of all or a portion of the 11.75% Notes prior to maturity, although there is no assurance as to the terms of any such refinancing or whether or when such refinancing will occur. We also may seek financings with longer tenors and market-based covenants to continue to provide working and potential acquisition capital. The terms of such financings, which may replace or augment our Credit Agreement, the Term Loan and refinance all or a portion of the 11.75% Notes, may vary significantly from those under the Credit Agreement, the Term Loan and the 11.75% Notes. We may also consider using a portion of our cash balances to reduce the amount required to be refinanced. While the nearing maturity of the 11.75% Notes creates risk with respect to our future liquidity, management believes that the actions being taken to fully repay the 11.75% Notes, including from cash on hand, cash to be generated through operations, a refinancing transaction and from the proceeds of a potential equity sale of up to $83.0 million available under the ATM program, would allow us to repay the 11.75% Notes prior to their maturity. However, there is no guarantee we will be successful in achieving these objectives.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating activities	$63,856	$79,662	$(15,806)
Investing activities	(104,034)	(79,451)	(24,583)
Financing activities	(6,616)	(312,575)	305,959

Operating Activities – Net cash provided by operating activities decreased $15.8 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023. This was primarily due to a $31.3 million decrease in net (loss) income adjusted for certain noncash items offset by a $15.5 million increase in operating cash flows from changes in operating assets and liabilities. The decrease in net (loss) income adjusted for certain noncash items was primarily related to a $4.6 million increase in revenues and a $12.3 million increase in derivative cash receipts, partially offset by increases in cash operating expenses. The decrease in operating assets and liabilities is primarily related to lower accounts receivable balances due to decreased revenues partially offset by higher accounts payable and accrued liabilities balances in the current period.

Investing Activities – Net cash used in investing activities increased $24.6 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023. This was primarily due to an increase of $51.8 million in the acquisition of property interests costs, partially offset by a decrease of $6.4 million in investment in oil and natural gas properties and equipment.

Financing Activities – Net cash used in financing activities decreased by $306.0 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023. This was primarily due to the redemption of the $552.5 million principal amount outstanding of the 9.75% Notes in February 2023 partially offset by the net cash proceeds of $275.0 million received from the issuance of the 11.75% Notes in January 2023.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Nine Months Ended September 30,
	2024	2023
Exploration and development
Conventional shelf (1)	$14,917	$10,461
Deepwater	6,027	19,554
Acquisitions of interests	80,635	28,863
Seismic and other	383	944
Investments in oil and gas property/equipment – accrual basis	$101,962	$59,822

(1)	Includes exploration and development capital expenditures in Alabama state waters.

As of September 30, 2024, we expect to incur an additional $8.0 million to $10.0 million of capital expenditures in the remainder of 2024, which excludes acquisitions. In our view of the outlook for the remainder of 2024, we believe this level of capital expenditure will leave us with sufficient liquidity to operate our business, while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the nine months ended September 30, 2024, we have paid $20.3 million related to these obligations, and we expect to incur an additional $15.0 million to $25.0 million of payments during the remainder of 2024. Our ARO estimates as of September 30, 2024 and December 31, 2023 were $555.0 million and $498.8 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2023 Annual Report for additional information.

Debt

As of September 30, 2024, we have $399.4 million in aggregate principal amount of long-term debt outstanding, with $22.4 million in aggregate principal coming due over the next twelve months.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 3 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2023 Annual Report.

Dividends

In November 2023, our board of directors approved the implementation of a quarterly cash dividend payable to holders of common stock. During the nine months ended September 30, 2024, we have paid three cash dividends, totaling approximately $4.5 million, to holders of our common stock. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, operating leases, ARO and other obligations as part of normal operations. Except as disclosed herein, contractual obligations as of September 30, 2024 did not change materially from the disclosures in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2023 Annual Report.

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

Below is consolidating balance sheet information reflecting the elimination of the accounts of the Aquasition Entities from our Condensed Consolidated Balance Sheet as of September 30, 2024 (in thousands):

	Consolidated	Elimination of Aquasition Entities	Restricted Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$126,544	$(3,671)	$122,873
Restricted cash	4,417	—	4,417
Receivables:
Oil and natural gas sales	52,025	(7,594)	44,431
Joint interest, net	19,753	12,280	32,033
Other	557	—	557
Prepaid expenses and other current assets	23,116	(1,401)	21,715
Total current assets	226,412	(386)	226,026

Oil and natural gas properties and other, net	798,705	(291,741)	506,964
Restricted deposits for asset retirement obligations	22,625	—	22,625
Deferred income taxes	46,910	—	46,910
Other assets	32,624	(5,173)	27,451
Total assets	$1,127,276	$(297,300)	$829,976

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$86,866	$(2,498)	$84,368
Accrued liabilities	21,629	(6,945)	14,684
Undistributed oil and natural gas proceeds	54,461	(7,085)	47,376
Advances from joint interest partners	2,489	—	2,489
Current portion of asset retirement obligation	45,139	(8,069)	37,070
Current portion of long-term debt, net	20,968	(20,429)	539
Total current liabilities	231,552	(45,026)	186,526

Asset retirement obligations, less current portion	509,888	(72,336)	437,552
Long-term debt, net	371,596	(91,467)	280,129
Other liabilities	45,750	(4,401)	41,349

Shareholders' deficit:
Common stock	2	—	2
Additional paid-in capital	591,602	—	591,602
Retained deficit	(598,947)	(84,070)	(683,017)
Treasury stock, at cost	(24,167)	—	(24,167)
Total shareholders’ deficit	(31,510)	(84,070)	(115,580)
Total liabilities and shareholders’ deficit	$1,127,276	$(297,300)	$829,976

Below is consolidating statement of operations information reflecting the elimination of the accounts of the Aquasition Entities from our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2024 (in thousands):

	Consolidated	Elimination of Aquasition Entities	Restricted Subsidiaries
Revenues:
Oil	$308,842	$(431)	$308,411
NGLs	21,265	(13,991)	7,274
Natural gas	66,674	(42,582)	24,092
Other	8,135	(3,261)	4,874
Total revenues	404,916	(60,265)	344,651

Operating expenses:
Lease operating expenses	217,229	(40,095)	177,134
Gathering, transportation and production taxes	22,265	(5,816)	16,449
Depreciation, depletion, and amortization	104,817	(6,420)	98,397
Asset retirement obligations accretion	24,217	(4,126)	20,091
General and administrative expenses	61,592	(924)	60,668
Total operating expenses	430,120	(57,381)	372,739

Operating loss	(25,204)	(2,884)	(28,088)

Interest expense, net	30,228	(6,676)	23,552
Derivative (gain) loss, net	(5,702)	6,957	1,255
Other expense, net	22,189	—	22,189
Loss before income taxes	(71,919)	(3,165)	(75,084)
Income tax benefit	(8,136)	—	(8,136)
Net loss	$(63,783)	$(3,165)	$(66,948)

Our produced oil, NGLs and natural gas volumes (net to our interests) from the Aquasition Entities are as follows:

	Nine Months Ended September 30,
Production Volumes:	2024	2023
Oil (MBbls)	11	12
NGLs (MBbls)	627	699
Natural gas (MMcf)	15,572	18,565
Total oil equivalent (MBoe)	3,233	3,805

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three and nine months ended September 30, 2024 and assuming no other items had changed, our revenue would have decreased by approximately $12.0 million and $7.7 million in the three and nine months ended September 30, 2024, respectively.

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

The following table summarizes the historical results of our natural gas derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$2.79	$3.14	$2.59	$2.88
Effects of realized commodity derivatives	0.17	(0.19)	0.21	(0.09)
Average realized sales price, including realized commodity derivatives	$2.96	$2.95	$2.80	$2.79

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of September 30, 2024, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1†

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2024.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer