Form 10-Q
period 2025-03-31
W&T OFFSHORE INC
filed 2025-05-07
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, there were 147,651,816 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$105,933	$109,003
Restricted cash	1,552	1,552
Accounts receivable:
Oil, natural gas liquids and natural gas sales	64,991	63,558
Joint interest, net of allowance for credit losses of $10,389 and $10,414, respectively	26,884	25,841
Prepaid expenses and other current assets	22,570	18,504
Total current assets	221,930	218,458

Oil and natural gas properties and other, net of accumulated depletion and amortization of $8,389,667 and $8,356,776, respectively	691,788	777,741
Restricted deposits for asset retirement obligations	22,892	22,730
Deferred income taxes	54,332	48,808
Other assets	34,004	31,193
Total assets	$1,024,946	$1,098,930
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$77,978	$83,625
Accrued liabilities	19,210	33,271
Undistributed oil and natural gas proceeds	58,647	53,131
Advances from joint interest partners	2,432	2,443
Current portion of asset retirement obligations	29,098	46,326
Current portion of long-term debt, net	566	27,288
Total current liabilities	187,931	246,084

Asset retirement obligations	532,753	502,506
Long-term debt, net	349,481	365,935
Other liabilities	17,381	16,182

Commitments and contingencies	20,196	20,800

Shareholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: $0.00001 par value; 400,000 shares authorized; 150,512 shares and 150,243 shares issued, respectively	2	2
Additional paid-in capital	597,271	595,407
Retained deficit	(655,902)	(623,819)
Treasury stock: 2,869 shares, at cost	(24,167)	(24,167)
Total shareholders’ deficit	(82,796)	(52,577)
Total liabilities and shareholders’ deficit	$1,024,946	$1,098,930

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Oil	$87,716	$107,015
NGLs	4,772	7,469
Natural gas	35,109	21,616
Other	2,270	4,687
Total revenues	129,867	140,787

Operating expenses:
Lease operating expenses	71,012	70,830
Gathering, transportation and production taxes	5,659	7,540
Depreciation, depletion, and amortization	32,891	33,937
Asset retirement obligations accretion	8,392	7,969
General and administrative expenses	20,157	20,515
Total operating expenses	138,111	140,791

Operating loss	(8,244)	(4)

Interest expense, net	9,492	10,072
Loss on extinguishment of debt	15,015	—
Derivative loss (gain), net	2,757	(4,877)
Other (income) expense, net	(316)	5,230
Loss before income taxes	(35,192)	(10,429)
Income tax (benefit) expense	(4,615)	1,045
Net loss	$(30,577)	$(11,474)

Net loss per common share (basic and diluted)	$(0.21)	$(0.08)

Weighted average common shares outstanding (basic and diluted)	147,598	146,857

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2024	147,374	$2	$595,407	$(623,819)	2,869	$(24,167)	$(52,577)
Cash dividends	—	—	—	(1,506)	—	—	(1,506)
Share-based compensation	—	—	2,087	—	—	—	2,087
Stock issued	269	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(223)	—	—	—	(223)
Net loss	—	—	—	(30,577)	—	—	(30,577)
Balances at March 31, 2025	147,643	$2	$597,271	$(655,902)	2,869	$(24,167)	$(82,796)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2023	146,581	$1	$586,014	$(530,656)	2,869	$(24,167)	$31,192
Cash dividends	—	—	—	(1,507)	—	—	(1,507)
Share-based compensation	—	—	3,032	—	—	—	3,032
Stock issued	276	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(483)	—	—	—	(483)
Net loss	—	—	—	(11,474)	—	—	(11,474)
Balances at March 31, 2024	146,857	$1	$588,563	$(543,637)	2,869	$(24,167)	$20,760

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(30,577)	$(11,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	41,283	41,906
Share-based compensation	2,087	3,032
Amortization of debt issuance costs	1,099	1,292
Loss on extinguishment of debt	15,015	—
Derivative (gain) loss, net	2,757	(4,877)
Derivative cash (settlements) receipts, net	(5,326)	2,599
Deferred income (benefit) taxes	(5,517)	733
Changes in operating assets and liabilities:
Accounts receivable	(1,935)	(17,362)
Prepaid expenses and other current assets	547	433
Accounts payable, accrued liabilities and other	(18,858)	(852)
Asset retirement obligation settlements	(3,771)	(3,788)
Net cash (used in) provided by operating activities	(3,196)	11,642

Investing activities:
Investment in oil and natural gas properties and equipment	(6,665)	(7,080)
Acquisition of property interests	(400)	(80,515)
Proceeds from sale of oil and natural gas properties	11,935	—
Insurance proceeds	58,500	—
Purchases of furniture, fixtures and other	(103)	(24)
Net cash provided by (used in) investing activities	63,267	(87,619)

Financing activities:
Proceeds from issuance of 10.75% Senior Second Lien Notes	350,000	—
Repayment of 11.75% Senior Second Lien Notes	(269,830)	—
Repayment of Term Loan	(114,159)	—
Repayments of TVPX Loan	(275)	(275)
Purchase of government securities in connection with legal defeasance of 11.75% Senior Second Lien Notes	(5,889)	—
Premium payments and debt extinguishment costs	(10,230)	—
Debt issuance costs	(11,042)	(312)
Payment of dividends	(1,493)	(1,469)
Other	(223)	(483)
Net cash used in financing activities	(63,141)	(2,539)

Change in cash, cash equivalents and restricted cash	(3,070)	(78,516)
Cash, cash equivalents and restricted cash, beginning of year	110,555	177,755
Cash, cash equivalents and restricted cash, end of period	$107,485	$99,239

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

NOTE 2 — FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, derivative instruments and debt. Except for derivative instruments and debt, the carrying amount of the Company’s financial instruments approximates fair value due to the short-term, highly liquid nature of these instruments.

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open Henry Hub (NYMEX) derivative contracts as of March 31, 2025:

		Average		Costless Collar		Puts
		Daily	Total	Weighted	Weighted	Weighted
	Instrument	Volumes	Volumes	Floor Price	Ceiling Price	Floor Price
Period	Type	(Mmbtu)	(Mmbtu)	($/Mmbtu)	($/Mmbtu)	($/Mmbtu)
Apr 2025 - Dec 2025	costless collar	70,000	19,250,000	$4.02	$5.32	$—
Apr 2025 - Dec 2025	puts	62,182	17,100,000	$—	$—	$2.27
Jan 2026 - Dec 2026	puts	55,890	20,400,000	$—	$—	$2.35
Jan 2027 - Dec 2027	puts	52,603	19,200,000	$—	$—	$2.37
Jan 2028 - Apr 2028	puts	49,587	6,000,000	$—	$—	$2.50

(1)	MMbtu – Million British Thermal Units

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid expenses and other current assets	$5,481	$868
Other assets	3,805	4,150
Accrued liabilities	5,430	3,731
Other liabilities	—	—

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

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Realized loss (gain)	$3,639	$(3,755)
Unrealized gain	(882)	(1,122)
Derivative loss (gain), net	$2,757	$(4,877)

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	March 31, 2025		December 31, 2024
	Net Value	Fair Value	Net Value	Fair Value
Term Loan	$—	$—	$112,132	$109,727
11.75% Notes	—	—	272,081	278,765
10.75% Notes	341,172	339,283	—	—
TVPX Loan	8,875	9,199	9,010	9,395
Total	$350,047	$348,482	$393,223	$397,887

The fair values of the TVPX Loan and the Term Loan were measured using a discounted cash flows model and current market rates. The fair values of the 10.75% Notes and the 11.75% Notes were measured using quoted prices, although the market is inactive. The fair value of debt was classified as Level 2 within the valuation hierarchy.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 3 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“AROs”) represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Asset retirement obligations, beginning of period	$548,832	$498,815
Liabilities settled	(3,771)	(3,788)
Accretion expense	8,392	7,969
Liabilities acquired	—	18,161
Liabilities incurred	1,029	—
Revisions of estimated liabilities	7,369	8,654
Asset retirement obligations, end of period	561,851	529,811
Less: Current portion	(29,098)	(37,745)
Long-term	$532,753	$492,066

NOTE 4 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	March 31,	December 31,
	2025	2024
10.75% Senior Second Lien Notes due 2029:
Principal	$350,000	$—
Unamortized debt issuance costs	(8,828)	—
Total	341,172	—

Term Loan:
Principal	—	114,159
Unamortized debt issuance costs	—	(2,027)
Total	—	112,132

11.75% Senior Second Lien Notes due 2026:
Principal	—	275,000
Unamortized debt issuance costs	—	(2,919)
Total	—	272,081

TVPX Loan:
Principal	9,650	9,925
Unamortized discount	(652)	(771)
Unamortized debt issuance costs	(123)	(144)
Total	8,875	9,010

Total debt, net	350,047	393,223
Less current portion, net	(566)	(27,288)
Long-term debt, net	$349,481	$365,935

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Issuance of 10.75% Senior Second Lien Notes due 2029

On January 28, 2025, the Company issued and sold $350.0 million in aggregate principal amounts of its 10.75% Senior Second Lien Notes (the “10.75% Notes”), which are governed under an indenture dated January 28, 2025 (the “Indenture”). The 10.75% Notes mature on February 1, 2029 and interest is payable on each February 1 and August 1, commencing August 1, 2025. The 10.75% Notes are guaranteed by the Company’s direct and indirect wholly-owned subsidiaries (the “Guarantors”). The 10.75% Notes are secured by second priority liens (subject to permitted liens and certain other exceptions) on substantially all of the oil and natural gas properties of the Company and the Guarantors.

Prior to February 1, 2027, the Company may redeem all or any portion of the 10.75% Notes at a redemption price equal to 100% of the principal amount of the outstanding 10.75% Notes plus accrued and unpaid interest to the redemption date plus the Applicable Premium (as defined in the Indenture). In addition, prior to February 1, 2027, the Company may, at its option, on one or more occasions, redeem up to 35% of the aggregate original principal amount of the 10.75% Notes in an amount not greater than the net cash proceeds from certain equity offerings at a redemption price of 110.75% of the principal amount of the outstanding 10.75% Notes plus accrued and unpaid interest to the redemption date.

From February 1, 2027 to (and including) January 31, 2028, the Company may redeem the 10.75% Notes in whole or in part, at redemption prices (expressed as percentages of the principal amount thereof) equal to 105.375% and 100.000% from February 1, 2028 and thereafter, plus accrued and unpaid interest, if any, to the redemption date.

The Indenture includes a number of covenants that, among other things, limit the Company’s ability and the ability of its Restricted Subsidiaries (as defined in the Indenture), including the Guarantors, to (i) make investments; (ii) incur additional indebtedness or issue certain types of preferred stock; (iii) create certain liens; (iv) sell assets; (v) enter into agreements that restrict dividends or other payments from the Company’s subsidiaries to the Company; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company; (vii) engage in transactions with affiliates; (viii) pay dividends or make other distributions on capital stock or subordinated indebtedness; and (ix) create subsidiaries that would not be restricted by the covenants of the Indenture. These covenants are subject to important exceptions and qualifications set forth in the Indenture. In addition, most of the above-described covenants will terminate if both S&P Global Ratings, a division of S&P Global Inc., and Moody’s Investors Service, Inc. assign the Notes an investment grade rating and no default exists with respect to the Notes.

 The Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest; breach of other agreements in the Indenture; failure to pay certain other indebtedness; the failure to pay certain final judgments against the Company or its Restricted Subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

The Company used the net proceeds from the issuance of the 10.75% Notes, along with cash on hand, to (i) purchase for cash pursuant to a tender offer (the “Tender Offer”), such of the Company’s 11.75% Senior Second Lien Notes due 2026 (the “11.75% Notes”) that were validly tendered pursuant to the terms thereof; (ii) repay the $114.2 million of outstanding amounts under the credit agreement of certain of the Company’s indirect, wholly-owned subsidiaries (the “Term Loan”); (iii) fund the full redemption amount for an August 1, 2025 redemption of the remaining 11.75% Notes not validly tendered and accepted for purchase in the Tender Offer; and (iv) pay any premiums, fees and expenses relating to these transactions.

Redemption of the 11.75% Notes

On January 13, 2025, the Company commenced the Tender Offer for any and all of the Company’s outstanding 11.75% Notes. On January 28, 2025, the Company accepted and purchased $269.7 million aggregate principal amount of the outstanding 11.75% Notes for a purchase price equal to $1,036.25 for each $1,000 principal amount of the Notes purchased. An additional $89,000 of Notes were tendered on February 12, 2025. The Company purchased these Notes for $89,905 plus accrued interest.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

After giving effect to this purchase, an aggregate $5.2 million principal amount of the 11.75% Notes remained outstanding. The Company then effected a legal defeasance of the 11.75% Notes by purchasing $5.9 million of government securities and depositing these government securities with the trustee. The government securities are expected to generate sufficient cash upon maturity to effect the optional redemption on August 1, 2025 of the remaining $5.2 million of outstanding principal plus interest. Upon the deposit of the government securities with the trustee, the Company caused the satisfaction and discharge of the indenture governing the 11.75% Notes. The trustee acknowledged such discharge and satisfaction. As a result, the Company and the Guarantors of the 11.75% Notes have been released from their remaining obligations under the indenture governing the 11.75% Notes.

These transactions were accounted for as an extinguishment and the Company recognized a loss of $15.1 million in the three months ended March 31, 2025.

Credit Agreement

On January 28, 2025, in conjunction with the issuance of the 10.75% Notes, the Company terminated its Sixth Amended and Restated Credit Agreement and entered into a new credit agreement (the “Credit Agreement”) which provides the Company a revolving credit and letter of credit facility (the “Credit Facility”), with initial bank lending commitments of $50.0 million with a letter of credit sublimit of $10.0 million. The Credit Facility matures on July 28, 2028. The Credit Facility is guaranteed by the Guarantors and is secured by a first-priority lien on substantially all of the natural gas and oil properties and personal property assets of the Company and the Guarantors and the Company’s ownership in certain joint venture entities.

 The Credit Agreement requires prepayment of all outstanding revolving loans every three months commencing on March 31, 2025, and the Company is prohibited from borrowing for a five-day period following such prepayment. To the extent the Consolidated Net Leverage Ratio (as defined in the Credit Agreement) exceeds 2.00 to 1.00 on the last day of any calendar month, the Company would be required to prepay the revolving loans in an amount equal to 75% of Excess Cash Flow (as defined in the Credit Agreement). If the aggregate amount outstanding under the Credit Facility exceeds the Credit Facility commitments at any time, the Company would be required to immediately upon request repay indebtedness to eliminate such excess. The Company will be required to make additional prepayments in the event of certain dispositions or casualty events, as more particularly described in the Credit Agreement.

 Borrowings under the Credit Facility bear interest, at the Company’s option, at a variable rate per annum which, at the Company’s option, is equal to either (a) an adjusted rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin that varies from 3.75% to 4.75% depending on the utilization of the Credit Agreement or (b) a base rate plus an applicable margin that varies from 2.75% to 3.75%, such base rate calculated based on the highest of (i) the federal funds effective rate plus ½ of 1.0%, (ii) the U.S. Prime Rate and (iii) an adjusted SOFR rate for a one-month interest period plus 1.0%. Interest is payable quarterly in arrears for Base Rate loans, at the end of the applicable interest period for Term SOFR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans.

Additionally, the Company is required to pay both a quarterly commitment fee of 0.5% and a quarterly letter of credit fee in arrears in respect of unused commitments under the Credit Facility, and an annual administrative fee in the amount of $45,000, paid quarterly as set forth in the Credit Agreement. The Applicable Margins and letter of credit fee are calculated based upon the utilization levels of the Credit Facility as a percentage of the borrowing base then in effect and range from 3.75% to 4.75%.

The Credit Agreement includes certain customary affirmative and negative covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens on the Company’s property, pay dividends and make restricted payment or certain investments, in each cash subject to certain exceptions. The Credit Agreement also requires the Company to (i) maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1.00 to 1.00 for each fiscal quarter; (ii) maintain a ratio of consolidated total debt to EBITDAX of no greater than 2.50x, tested on a rolling four quarter basis; and (iii) maintain a minimum PDP PV-10 (as defined in the Credit Agreement) of $100 million as of the last day of any fiscal quarter.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

In the event the Revolving Credit Exposure (as defined in the Credit Agreement) is greater than or equal to $20.0 million, the Company is required to enter into hedging transactions with prices, notional amounts and periods of time as applicable in the Credit Agreement.

On or before January 28, 2026, the Company is required to use commercially reasonable efforts to enter into an amendment or amendment and restatement of the Credit Agreement to include a reserve-based lending construct. If the Credit Agreement is not so amended or amended and restated, the aggregate commitments of the lenders will be redetermined on a semi-annual basis on February 1 and August 1 of each year, using the reserve reports delivered on or before December 31 and June 30, respectively. The Company will be required to prepay the amount of credit exposure that exceeds the newly redetermined commitment amount. Failure to convert the Credit Facility to a reserve-based lending facility is not an event of default under the Credit Agreement.

As of March 31, 2025, there were no borrowings outstanding under the Credit Agreement and no borrowings had been incurred under the Credit Agreement during the three months ended March 31, 2025,

Covenants

As of March 31, 2025, the Company was in compliance with all applicable covenants.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Appeal with the Office of Natural Resources Revenue

In 2009, the Company recognized allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of its deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. As of March 31, 2025, the Company has accrued $5.0 million related to this matter, consisting of $4.7 million for the disallowed reductions and $0.3 million for estimated penalties. The Company disagrees with the position taken by the ONRR and filed an appeal with the ONRR.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

In each of the above cases, the Company believes that compliance with the collateral demands of the applicable surety entity would be contrary to the demands of other entities that provide government-required surety bonds to the Company. In addition, the Company believes compliance with these collateral demands could prompt escalating collateral requirements. As a result of the foregoing litigation, the Company may be required to provide the collateral demanded by the surety entities, or the Company may be required to or choose to replace the surety bonds provided by the applicable surety with alternate bonding or financial assurance. All of the parties to the Sureties Litigation, as well as

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

PIIC (who is not a party to the Sureties Litigation), agreed to mediate the case until the mediator declares an impasse. The Company is seeking to negotiate a reasonable resolution with respect to collateral provision amongst the surety entities and other surety entities with conflicting or different collateral requests. As of [March 4], 2025, the mediation is ongoing.

To the extent that the Company is required to fulfill the collateral demands made by the surety entities, or in the event that other surety entities make additional collateral demands, the fulfilment of such demands could be significant and could impact the Company’s liquidity.

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

During the three months ended March 31, 2025, the Company incurred $1.4 million in costs related to the decommissioning obligations and, after reassessing the existing anticipated decommissioning obligations, recorded a $0.2 million decrease in the decommissioning obligations accrual. As of March 31, 2025, the accrual for these decommissioning obligations is $21.4 million.

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

NOTE 6 — STOCKHOLDERS’ EQUITY

On March 3, 2025, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the first quarter of 2025. The dividend of $1.5 million was paid on March 24, 2025 to stockholders of record at the close of business on March 17, 2025.

On May 6, 2025, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the second quarter of 2025. The dividend is to be paid on May 27, 2025 to stockholders of record at the close of business on May 20, 2025.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 7 — INCOME TAXES

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

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 13.1% and (10.0)%, respectively. These effective tax rates differ from the federal statutory rate primarily due to the impact of nondeductible compensation and adjustments to the Company’s valuation allowance.

As of March 31, 2025 and December 31, 2024, the Company had a valuation allowance of $30.9 million and $29.2 million, respectively, primarily related to state net operating losses and the disallowed interest expense limitation carryover. At each reporting date, the Company considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized.

NOTE 8 — NET LOSS PER COMMON SHARE

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(30,577)	$(11,474)

Weighted average common shares outstanding (basic and diluted)	147,598	146,857

Net loss per common share (basic and diluted)	$(0.21)	$(0.08)

Shares excluded due to being anti-dilutive (1)	3,634	1,982

(1)

Includes restricted stock units and cash return on capital employed performance stock units as their effect, if included, would have been anti-dilutive. The total shareholder return performance stock units are not included as they are not likely to attain their applicable performance metric.

NOTE 9 — INVESTMENT IN MONZA

Monza is considered to be a variable interest entity. As the Company is not considered to be the primary beneficiary of Monza, the Company does not fully consolidate Monza but instead consolidates Monza based on its ownership interest.

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	March 31,	December 31,
	2025	2024
Working capital	$150	$29
Oil and natural gas properties and other, net	27,142	28,042
Other assets	13,067	13,038
Asset retirement obligations	716	691

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$3,145	$2,446
Total operating expenses	2,164	1,795
Interest income	42	60

As required, the Company may call on Monza to provide cash to fund its portion of certain projects in advance of capital expenditure spending. As of both March 31, 2025 and December 31, 2024, the unused advances were $2.4 million, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2025, Monza paid cash distributions of $8.7 million, of which $1.1 million was paid to the Company.

NOTE 10. SEGMENT INFORMATION

The Company reports its operations in one reportable segment which is engaged in the acquisition, development and production of oil, NGLs and natural gas offshore in the Gulf of America. The segment derives revenue from the sale of produced oil, NGLs and natural gas.

The measure of profit or loss that the CODM uses to assess performance and allocate resources for the operating segment is consolidated net loss. The CODM uses consolidated net loss in deciding whether to reinvest profits into the operating segment or into other activities, such as for acquisitions or to return capital to shareholders through a combination of dividends and/or share repurchases.

As the Company discloses a single reportable segment, total operating net revenues for the Company’s operating segment is reported in its Condensed Consolidated Statements of Operations and segment assets is reported in its Condensed Consolidated Balance Sheets.

The CODM is regularly provided with only the consolidated expenses as noted on the face of the Condensed Consolidated Statements of Operations and, accordingly, these expenses are considered to be significant expenses.

NOTE 11 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Derivatives	$5,481	$868
Insurance/bond premiums	7,080	6,988
Prepaid deposits related to royalties	7,603	8,562
Prepayments to vendors	2,018	1,586
Other	388	500
Prepaid expenses and other current assets	$22,570	$18,504

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued interest	$6,637	$13,472
Accrued salaries/payroll taxes/benefits	2,497	11,623
Derivatives	5,430	3,731
Operating lease liabilities	1,692	1,522
Income taxes payable	957	—
Contingent P&A liability	781	1,751
Other	1,216	1,172
Total accrued liabilities	$19,210	$33,271

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$105,933	$109,003
Restricted cash	1,552	1,552
Cash, cash equivalents and restricted cash	107,485	110,555

	Three Months Ended March 31,
	2025	2024
Non-cash investing and financing activities:
Accrual for investment in oil and natural gas properties	5,170	3,236
Right of use asset obtained in exchange for new lease liabilities	1,491	—
ARO - acquisitions, additions and revisions, net	8,398	26,815
Government securities transferred to trustee in connection with legal defeasance	5,889	—
Legal defeasance of 11.75% Notes	5,170	—
Dividends declared but not paid on unvested share-based awards	14	38

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1. Financial Statements, of this Quarterly Report, as well as our audited consolidated financial statements and the notes thereto in the 2024 Annual Report and the related MD&A included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2024 Annual Report. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we” and “our” are to W&T Offshore, Inc. and its wholly owned subsidiaries.

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

The information included in this Quarterly Report includes forward-looking statements that involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements specifically include our expectations as to our future financial position, liquidity, cash flows, results of operations and business strategy, potential acquisition opportunities, other plans and objectives for operations, capital for sustained production levels, expected production and operating costs, reserves, hedging activities, capital expenditures, return of capital, improvement of recovery factors and other guidance. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Known material risks that may affect our financial condition and results of operations are discussed in Part I, Item 1A. Risk Factors, and market risks are discussed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our 2024 Annual Report, and may be discussed or updated from time to time in subsequent reports filed with the SEC.

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of America. As of March 31, 2025, we hold working interests in 52 producing offshore fields in federal and state waters (which include 45 fields in federal waters and seven in state waters). We currently have under lease approximately 634,700 gross acres (496,900 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 487,200 gross acres on the conventional shelf and approximately 141,900 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

In January 2025, we received approximately $11.9 million for the sale of a non-core interest in our Garden Banks Blocks 385 and 386. In addition, we received $58.5 million related to the settlement of insurance claims from our Mobile Bay plant turnaround in February 2023. Because we use the full cost method of accounting, these amounts were included in our full cost pool at the time of receipt.

On May 6, 2025, we declared a regular quarterly dividend of $0.01 per share for the second quarter of 2025. We expect to pay the dividend on May 27, 2025 to stockholders of record as of the close of business on May 20, 2025.

Debt Refinancing

Issuance of the 10.75% Notes

On January 28, 2025, we issued and sold $350.0 million in aggregate principal amounts of our 10.75% Notes. The 10.75% Notes mature on February 1, 2029 and interest is payable on each February 1 and August 1, commencing August 1, 2025. The 10.75% Notes are guaranteed by the Guarantors. The 10.75% Notes are secured by second priority liens (subject to permitted liens and certain other exceptions) on substantially all of our oil and natural gas properties, including those of the Guarantors.

We used the net proceeds from the issuance of the 10.75% Notes, along with cash on hand, to (i) purchase for cash such of our 11.75% Notes that were validly tendered pursuant to the terms of the Tender Offer; (ii) repay the $114.2 million of outstanding amounts under Term Loan; (iii) fund the full redemption amount for an August 1, 2025 redemption of the remaining 11.75% Notes not validly tendered and accepted for purchase in the Tender Offer; and (iv) pay any premiums, fees and expenses relating to these transactions.

Redemption of the 11.75% Notes

On January 13, 2025, we commenced the Tender Offer for any and all of our outstanding 11.75% Notes. On January 28, 2025, we accepted and purchased $269.7 million aggregate principal amount of the outstanding 11.75% Notes for a purchase price equal to $1,036.25 for each $1,000 principal amount of the Notes purchased. An additional $89,000 of Notes were tendered on February 12, 2025. We purchased these Notes for $89,905 plus accrued interest.

After giving effect to this purchase, an aggregate $5.2 million principal amount of the 11.75% Notes remained outstanding. We then effected a legal defeasance of the 11.75% Notes by purchasing $5.9 million of government securities to cover the principal and interest due for those remaining 11.75% Notes. This process released us from our remaining obligations under the indenture governing the 11.75% Notes.

Credit Agreement

On January 28, 2025, in conjunction with the issuance of the 10.75% Notes, we terminated our prior credit agreement and entered into a new credit agreement which provides us with a revolving credit and letter of credit facility with initial bank lending commitments of $50.0 million with a letter of credit sublimit of $10.0 million. The Credit Facility matures on July 28, 2028.

See Part I, Item 1. Financial Statements – Note 4 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2024 Annual Report for additional information about the above debt transactions.

Regulatory Update

The change of Presidential administration in the early part of 2025 saw promising developments in the oil and natural gas regulatory environment. On January 20, 2025, President Trump issued Executive Order 14154, Unleashing American Energy. Section 3 of that Order directed heads of agencies to review existing regulations to identify agency actions that impose an undue burden on the identification, development, or use of domestic energy resources. The Trump administration also issued Executive Order 14156, Declaring a National Energy Emergency, stating that the United States’ insufficient energy production, transportation, refining and generation constituted an unusual and extraordinary threat to the nation’s economy, national security, and foreign policy. Furthermore, on February 3, 2025, Secretary Burgum issued Secretarial Order 3418, Unleashing American Energy. Section 4(b) of that Order directed agency officials to prepare an action plan that will include steps to suspend, revise, or rescind certain regulations.

As it pertains to us, on April 8, 2025, pursuant to the above directives from the Trump administration, the Department of Interior, through a joint filing in the U.S. District Court for the Western District of Louisiana (Case no. 2:24-cv-00820), indicated that it will not seek supplemental financial assurance in the Gulf of America except in the case of (a) sole liability properties and (b) certain non-sole liability properties that do not have a financially strong co-owner or predecessor in title and meet other conditions.

While we view this as a positive development, the substance and timing of future legal and regulatory actions cannot be predicted at this time. Additionally, regardless of any changes that may come as a result of the Secretarial Order, the BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities. For more information on the BOEM and financial assurance obligations to that agency, see Business – Environmental, Health and Safety Matters and Government Regulations – Other Regulation of the Oil and Natural Gas Industry under Part I, Item 1 of our 2024 Annual Report.

In addition, the Trump administration has issued a number of executive orders aimed at streamlining regulations and reducing the regulatory burden on oil and natural gas companies, increasing federal oil and natural gas leasing, including in the Gulf of America, and expediting U.S. natural resource development.

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

The Energy Information Administration (“EIA”) published its latest Short Term Energy Outlook in April 2025. Oil prices fell sharply in the first week of April 2025 as oil market participants assessed announcements that the United States would impose new tariffs and OPEC+ would accelerate production increases. These announcements increase the likelihood that global oil inventories will rise in the coming month and have the potential to put further downward pressure on oil prices. As a result, the EIA is forecasting that the spot price for WTI oil will fall from an average of $71.84 per barrel for the first quarter of 2025 to an average of $61.33 per barrel for the remainder of 2025 and then continue to fall to an average of $57.50 per barrel in 2026.

The EIA is forecasting that Henry Hub spot prices are expected to average more than $3.93 per MMBtu in the second quarter of 2025, an 88% increase compared with the second quarter of 2024. The EIA is also forecasting that

Henry Hub spot prices will average $4.27 per MMBtu in 2025 and $4.60 in 2026. The EIA is expecting natural gas prices to rise in 2025 as natural gas demand (consumption plus exports) in the United States will grow by 4% in 2025 compared with 2024, led by an 18% increase in exports of natural gas by pipeline and as liquified natural gas (“LNG”) and a 9% increase in residential and commercial consumption for space heating. The increase in natural gas exports is driven primarily by an increase in LNG exports as two new LNG export facilities ramp up operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the three months ended March 31, 2025 and 2024 (in thousands, except average realized sales prices data):

	Three Months Ended March 31,
	2025	2024	Change
Revenues:
Oil	$87,716	$107,015	$(19,299)
NGLs	4,772	7,469	(2,697)
Natural gas	35,109	21,616	13,493
Other	2,270	4,687	(2,417)
Total revenues	$129,867	$140,787	$(10,920)

Production Volumes:
Oil (MBbls) (1)	1,230	1,400	(170)
NGLs (MBbls)	200	343	(143)
Natural gas (MMcf) (2)	7,884	8,733	(849)
Total oil equivalent (MBoe) (3)	2,744	3,199	(455)

Average daily equivalent sales (Boe/day)	30,489	35,148	(4,659)

Average realized sales prices:
Oil ($/Bbl)	$71.31	$76.44	$(5.13)
NGLs ($/Bbl)	23.86	21.78	2.08
Natural gas ($/Mcf)	4.45	2.48	1.97
Oil equivalent ($/Boe)	46.50	42.55	3.95
Oil equivalent ($/Boe), including realized commodity derivatives	45.17	42.97	2.20

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2025 and 2024 (in thousands):

	Price	Volume	Total
Oil	$(6,301)	$(12,998)	$(19,299)
NGLs	412	(3,109)	(2,697)
Natural gas	15,596	(2,103)	13,493
	$9,707	$(18,210)	$(8,503)

Production volumes decreased by 0.5 MMBoe to 2.7 MMBoe during the three months ended March 31, 2025 compared to the same period in 2024 primarily related to deferred production of approximately 0.2 MMBoe at our Mobile Bay properties related to freezing weather and compressor issues and approximately 0.2 MMBoe from the shut-ins of our West Delta 73 field and our Main Pass 98 and 108 fields.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Lease operating expenses	$71,012	$70,830	$182
Gathering, transportation and production taxes	5,659	7,540	(1,881)
Depreciation, depletion and amortization	32,891	33,937	(1,046)
Asset retirement obligations accretion expense	8,392	7,969	423
General and administrative expenses	20,157	20,515	(358)
Total operating expenses	$138,111	$140,791	$(2,680)

Average per Boe ($/Boe):
Lease operating expenses	$25.88	$22.14	$3.74
Gathering, transportation and production taxes	2.06	2.36	(0.30)
Depreciation, depletion and amortization	11.99	10.61	1.38
Asset retirement obligations accretion expense	3.06	2.49	0.57
General and administrative expenses	7.35	6.41	0.94
Total operating expenses	$50.34	$44.01	$6.33

Lease operating expenses – Lease operating expenses include the expense of operating and maintaining our wells, platforms and other infrastructure primarily in the Gulf of America. These operating costs are comprised of several components including direct or base lease operating expenses, insurance premiums, workover costs and facility maintenance expenses. Our lease operating costs, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, were relatively flat during the three months ended March 31, 2025 compared to the same period in 2024. On a per Boe basis, lease operating expenses increased to $25.88 per Boe during the three months ended March 31, 2025 compared to $22.14 per Boe during the three months ended March 31, 2024. On a component basis, base lease operating expenses decreased $3.4 million, workover expenses decreased $1.0 million and facilities maintenance expense increased $4.5 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base lease operating expense. Base lease operating expenses decreased primarily due to higher contract processing credits at Heidelberg due to a new platform processor and reduced operating expenses related to the decrease in production volumes.

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

Gathering, transportation and production taxes – Gathering and transportation consist of costs incurred in the post-production shipping of oil, NGLs and natural gas to the point of sale. Production taxes consist of severance taxes levied by the Alabama Department of Revenue , the Louisiana Department of Revenue and the Texas Department of Revenue on production of oil and natural gas from land or water bottoms within the boundaries of each state. Gathering, transportation and production taxes decreased $1.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to decreases of $1.7 million in gathering and transportation expenses and $0.2 million in production taxes. Gathering and transportation expenses decreased primarily due to lower production volumes in the three months ended March 31, 2025 and higher processing fees for our Mobile Bay production that had to be re-routed to a different processing plant due to the shut-in of our Mobile Bay processing plant in the three months ended March 31, 2024.

Depreciation, depletion and amortization –  Depreciation, depletion and amortization expense (“DD&A”) is the expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas reserves. We use the full cost method of accounting for oil and natural gas activities. DD&A decreased $1.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to $5.3 million from the decrease in production partially offset by $4.2 million from an increase in the depletion rate per Mcfe. The DD&A rate increased to $11.99 per Boe for the three months ended March 31, 2025 from $10.61 per Boe for the three months ended March 31, 2024. The DD&A rate per Boe increased primarily as a result of increases in future development costs and capitalized ARO, partially offset by a lower depreciable base and decreased proved reserves. The lower depreciable base is due to the $58.5 million in insurance proceeds and $11.9 million of proceeds from the sale of oil and natural gas properties that were included in our full cost pool.

Asset retirement obligations accretion expense – Accretion expense is the expensing of the changes in value of our ARO as a result of the passage of time over the estimated productive life of the related assets as the discounted liabilities are accreted to their expected settlement values. Accretion expense increased $0.4 million in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to the increase in our ARO liability as a result of revisions to the estimates used in calculating the liability.

General and administrative expenses – General and administrative (“G&A”) expenses generally consist of costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production operations, bad debt expense, share-based compensation costs, audit and other fees for professional services and legal compliance. G&A expenses decreased $0.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily due to decreases of (i) $0.9 million in share-based compensation costs and (ii) $0.9 million in employee benefit costs due to lower medical claims costs, partially offset by a $1.6 million increase in legal fees related to various litigation issues, such as our sureties litigation.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Interest expense, net	$9,492	$10,072	$(580)
Loss on extinguishment of debt	15,015	—	15,015
Derivative loss (gain), net	2,757	(4,877)	7,634
Other (income) expense, net	(316)	5,230	(5,546)
Income tax (benefit) expense	(4,615)	1,045	(5,660)

Interest expense, net – Interest expense, net, decreased $0.6 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a decrease of $7.6 million from the redemption of the 11.75% Notes and the repayment of the Term Loan in late January 2025, partially offset by $6.6 million incurred on the 10.75% Notes issued in late January 2025.

Loss on extinguishment of debt – During the three months ended March 31, 2025, we recorded a loss on extinguishment of debt related to our January 2025 refinancing. The loss consisted of (i) $9.8 million of premiums paid on the redemption of the tendered 11.75% Notes; (ii) $4.6 million related to the write-off of unamortized debt issuance costs; (iii) $0.5 million of fees related to the refinancing; and (iv) $0.2 million related to the legal defeasance of the untendered 11.75% Notes.

Derivative loss (gain), net – During the three months ended March 31, 2025, we recorded a $2.7 million derivative loss for our natural gas derivative contracts consisting of $0.9 million of unrealized gain from the increase in the fair value of our open natural gas contracts offset by $3.6 million of realized losses. During the three months ended March 31, 2024, we recorded a $4.9 million derivative gain for our natural gas derivative contracts consisting of $1.1 million of unrealized gains from the increase in the fair value of our open natural gas contracts and $3.8 million of realized gains.

Other (income) expense, net – Other (income) expense, net increased $5.5 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily related to a decrease in the accrual of additional expenses for net abandonment obligations pertaining to a number of legacy Gulf of America properties.

Income tax (benefit) expense – Our effective tax rates for the three months ended March 31, 2025 and 2024 was 13.1% and (10.0)%, respectively. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of nondeductible compensation and adjustments to the valuation allowance.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of March 31, 2025, we had $105.9 million of unrestricted cash on hand and $50.0 million available under our New Credit Agreement. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months and beyond.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating activities	$(3,196)	$11,642	$(14,838)
Investing activities	63,267	(87,619)	150,886
Financing activities	(63,141)	(2,539)	(60,602)

Operating Activities

Our largest source of operating cash is collecting cash from customers and joint interest partners from sales of our products. The primary use of operating cash is to pay our suppliers, employees and others for a wide range of goods and services.

Net cash provided by operating activities decreased $14.8 million in the three months ended March 31, 2025 compared to the corresponding period in 2024. This was primarily due to decreases of $12.4 million in net loss adjusted for certain noncash items and $2.4 million in operating cash flows from changes in operating assets and liabilities. The decrease in net loss adjusted for certain noncash items was primarily related to a $10.9 million decrease in revenues and a $7.9 million unfavorable change in derivative settlements and receipts, partially offset by decreases in cash operating expenses. The decrease in operating assets and liabilities is primarily related to higher accounts receivable offset by lower accounts payable and accrued liabilities balances in the current period.

Investing Activities

Our principal recurring investing activity is the funding of acquisitions and investments in oil and natural gas properties to support and generate revenues from operations. Cash flows provided by (used in) investing activities were $63.3 million and $(87.6) million, respectively. During the three months ended March 31, 2024, we paid $80.5 million related to our January 2024 acquisition and our September 2023 acquisition. Investments in oil and natural gas properties were $6.7 million and $7.1 million during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we also received $58.5 million in insurance proceeds and $11.9 million in proceeds from the sale of oil and natural gas properties. As we use the full cost method of accounting for our oil and natural gas properties, these proceeds were recorded in our full cost pool.

Financing Activities

Cash flows used in financing activities were $63.1 million and $2.5 million for three months ended March 31, 2025 and 2024, respectively. In connection with our debt refinancing in January 2025, we received $350.0 million in proceeds from the issuance of our 10.75% Notes and used these proceeds, along with cash on hand, to (i) purchase for cash, pursuant to the Tender Offer, $269.8 million of our 11.75% Notes; (ii) repay $114.2 million of amount outstanding under our Term Loan; (iii) purchase $5.9 million of government securities to be used in the legal defeasance of the remaining principal of our 11.75% Notes not validly tendered and accepted for purchase in the Tender Offer; and (iv) pay $21.3 million in premiums, fees and debt issuance costs.

We also paid dividends of $1.5 million in both the three months ended March 31, 2025 and 2024.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Three Months Ended March 31,
	2025	2024
Exploration and development
Conventional shelf (1)	$5,447	$2,122
Deepwater	2,108	900
Acquisitions of interests	400	80,515
Seismic and other	917	134
Investments in oil and gas property/equipment – accrual basis	$8,872	$83,671

(1)	Includes exploration and development capital expenditures in Alabama state waters.

As of March 31, 2025, we expect to incur an additional $25.0 million to $33.0 million of capital expenditures in the remainder of 2025, which excludes acquisitions. In our view of the outlook for the remainder of 2025, we believe this level of capital expenditure will leave us with sufficient liquidity to operate our business, while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the three months ended March 31, 2025, we have paid $3.8 million related to these obligations. Our ARO estimates as of March 31, 2025 and December 31, 2024 were $561.9 million and $548.8 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2024 Annual Report for additional information.

Debt

As of March 31, 2025, we have $359.7 million in aggregate principal amount of long-term debt outstanding, with $1.1 million in aggregate principal coming due over the next twelve months.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 3 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2024 Annual Report.

Dividends

During the three months ended March 31, 2025, we paid a cash dividend of approximately $1.5 million to holders of our common stock. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three months ended March 31, 2025 and assuming no other items had changed, our revenue would have decreased by approximately $12.8 million in the three months ended March 31, 2025. This amount would be representative of the effect on operating cash flows under these price change assumptions.

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

The following table summarizes the historical results of our natural gas derivatives:

	Three Months Ended March 31,
	2025	2024
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$4.45	$2.48
Effects of realized commodity derivatives	(0.46)	0.43
Average realized sales price, including realized commodity derivatives	$3.99	$2.91

Our exposure to interest rate risk has not changed materially from the disclosures in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our 2024 Annual Report.

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of March 31, 2025, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements – Note 5 – Commitments and Contingencies of this Quarterly Report for information on various legal proceedings to which we are a party or our properties are subject.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report and risk factors below, investors should carefully consider the risk factors and other cautionary statements included under Part I, Item 1A. Risk Factors, in our 2024 Annual Report, together with all of the other information included in this Quarterly Report, and in our other public filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Changes in U.S. trade policy and the impact of tariffs may have a negative effect on our business, financial condition and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Increased tariffs by the U.S. have led and may continue to lead to substantial uncertainty and volatility in financial markets and result in retaliatory measures on U.S. goods. Current uncertainties about tariffs, their effects on trading relationships and any retaliatory measures could result in decreased demand and price for the commodities that we produce, increase our operating costs and contribute to inflation in the markets in which we operate.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

4.1

Second Supplemental Indenture, dated as of January 27, 2025, among W&T Offshore, Inc., the other Guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 10-K, filed March 4, 2025)

4.2†

Indenture, dated as of January 28, 2025 by and among W&T Offshore, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 3, 2025)

4.3	Form of 10.750% Senior Second Lien Note due 2029 (included in Exhibit 4.2 hereto)

10.1

Intercreditor Agreement, dated as of January 28, 2025, by and between Wilmington Trust, National Association, as second lien collateral trustee and Texas Capital Bank, as priority lien agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 3, 2025)

10.2†

Credit Agreement, dated as of January 28, 2025, by and among W&T Offshore, Inc., Texas Capital Bank, as agent, and the various agents and lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed February 3, 2025)

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2025.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer