Form 10-Q
period 2025-06-30
W&T OFFSHORE INC
filed 2025-08-05
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 148,339,030 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$120,723	$109,003
Restricted cash	1,552	1,552
Accounts receivable:
Oil, natural gas liquids and natural gas sales	58,175	63,558
Joint interest, net of allowance for credit losses of $10,418 and $10,414, respectively	31,659	25,841
Prepaid expenses and other current assets	25,835	18,504
Total current assets	237,944	218,458

Oil and natural gas properties and other, net of accumulated depletion and amortization of $8,416,113 and $8,356,776, respectively	674,597	777,741
Restricted deposits for asset retirement obligations	23,087	22,730
Deferred income taxes	56,637	48,808
Other assets	31,561	31,193
Total assets	$1,023,826	$1,098,930
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$87,158	$83,625
Accrued liabilities	25,072	33,271
Undistributed oil and natural gas proceeds	53,532	53,131
Advances from joint interest partners	2,430	2,443
Current portion of asset retirement obligations	31,813	46,326
Current portion of long-term debt, net	579	27,288
Total current liabilities	200,584	246,084

Asset retirement obligations	524,980	502,506
Long-term debt, net	349,508	365,935
Other liabilities	17,464	16,182

Commitments and contingencies	34,011	20,800

Shareholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: $0.00001 par value; 400,000 shares authorized; 151,162 shares and 150,243 shares issued, respectively	2	2
Additional paid-in capital	599,945	595,407
Retained deficit	(678,501)	(623,819)
Treasury stock: 2,869 shares, at cost	(24,167)	(24,167)
Total shareholders’ deficit	(102,721)	(52,577)
Total liabilities and shareholders’ deficit	$1,023,826	$1,098,930

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Oil	$80,014	$110,965	$167,730	$217,980
NGLs	4,715	8,160	9,487	15,629
Natural gas	34,802	21,910	69,911	43,526
Other	2,836	1,722	5,106	6,409
Total revenues	122,367	142,757	252,234	283,544

Operating expenses:
Lease operating expenses	76,924	73,987	147,936	144,817
Gathering, transportation and production taxes	5,499	8,578	11,158	16,118
Depreciation, depletion, and amortization	26,446	36,674	59,337	70,611
Asset retirement obligations accretion	8,681	8,400	17,073	16,369
General and administrative expenses	17,670	21,354	37,827	41,869
Total operating expenses	135,220	148,993	273,331	289,784

Operating loss	(12,853)	(6,236)	(21,097)	(6,240)

Interest expense, net	9,005	10,164	18,497	20,236
Loss on extinguishment of debt	—	—	15,015	—
Derivative (gain) loss, net	(12,047)	2,374	(9,290)	(2,503)
Other expense, net	13,455	1,250	13,139	6,480
Loss before income taxes	(23,266)	(20,024)	(58,458)	(30,453)
Income tax benefit	(2,382)	(4,636)	(6,997)	(3,591)
Net loss	$(20,884)	$(15,388)	$(51,461)	$(26,862)

Net loss per common share (basic and diluted)	$(0.14)	$(0.10)	$(0.35)	$(0.18)

Weighted average common shares outstanding (basic and diluted)	147,847	146,943	147,723	146,900

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity (Deficit)
Balances at March 31, 2025	147,643	$2	$597,271	$(655,902)	2,869	$(24,167)	$(82,796)
Cash dividends	—	—	—	(1,715)	—	—	(1,715)
Share-based compensation	—	—	2,874	—	—	—	2,874
Stock issued	650	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(200)	—	—	—	(200)
Net loss	—	—	—	(20,884)	—	—	(20,884)
Balances at June 30, 2025	148,293	$2	$599,945	$(678,501)	2,869	$(24,167)	$(102,721)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at March 31, 2024	146,857	$1	$588,563	$(543,637)	2,869	$(24,167)	$20,760
Cash dividends	—	—	—	(1,483)			(1,483)
Share-based compensation	—	—	1,386	—	—	—	1,386
Stock issued	305	1	—	—	—	—	1
Shares withheld related to net settlement of equity awards	—	—	(271)	—	—	—	(271)
Net income	—	—	—	(15,388)	—	—	(15,388)
Balances at June 30, 2024	147,162	$2	$589,678	$(560,508)	2,869	$(24,167)	$5,005

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2024	147,374	$2	$595,407	$(623,819)	2,869	$(24,167)	$(52,577)
Cash dividends	—	—	—	(3,221)	—	—	(3,221)
Share-based compensation	—	—	4,961	—	—	—	4,961
Stock issued	919	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(423)	—	—	—	(423)
Net loss	—	—	—	(51,461)	—	—	(51,461)
Balances at June 30, 2025	148,293	$2	$599,945	$(678,501)	2,869	$(24,167)	$(102,721)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balances at December 31, 2023	146,581	$1	$586,014	$(530,656)	2,869	$(24,167)	$31,192
Cash dividends	—	—	—	(2,990)	—	—	(2,990)
Share-based compensation	—	—	4,418	—	—	—	4,418
Stock issued	581	1	—	—	—	—	1
Shares withheld related to net settlement of equity awards	—	—	(754)	—	—	—	(754)
Net loss	—	—	—	(26,862)	—	—	(26,862)
Balances at June 30, 2024	147,162	$2	$589,678	$(560,508)	2,869	$(24,167)	$5,005

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(51,461)	$(26,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	76,410	86,980
Share-based compensation	4,961	4,418
Amortization of debt issuance costs	1,839	2,336
Loss on extinguishment of debt	15,015	—
Derivative gain, net	(9,290)	(2,503)
Derivative cash receipts, net	2,915	4,957
Deferred income benefit	(7,829)	(3,591)
Changes in operating assets and liabilities:
Accounts receivable	106	(24,470)
Prepaid expenses and other current assets	785	(5,744)
Accounts payable, accrued liabilities and other	7,293	25,564
Asset retirement obligation settlements	(15,978)	(11,997)
Net cash provided by operating activities	24,766	49,088

Investing activities:
Investment in oil and natural gas properties and equipment	(17,087)	(13,656)
Acquisition of property interests	(711)	(80,635)
Proceeds from sale of oil and natural gas properties	11,916	—
Insurance proceeds	58,500	—
Purchases of furniture, fixtures and other	(114)	(97)
Net cash provided by (used in) investing activities	52,504	(94,388)

Financing activities:
Proceeds from issuance of 10.75% Senior Second Lien Notes	350,000	—
Repayment of 11.75% Senior Second Lien Notes	(269,830)	—
Repayment of Term Loan	(114,159)	—
Repayments of TVPX Loan	(550)	(550)
Purchase of government securities in connection with legal defeasance of 11.75% Senior Second Lien Notes	(5,889)	—
Premium payments and debt extinguishment costs	(10,230)	—
Debt issuance costs	(11,478)	(405)
Payment of dividends	(2,992)	(2,954)
Other	(422)	(754)
Net cash used in financing activities	(65,550)	(4,663)

Change in cash, cash equivalents and restricted cash	11,720	(49,963)
Cash, cash equivalents and restricted cash, beginning of year	110,555	177,755
Cash, cash equivalents and restricted cash, end of period	$122,275	$127,792

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

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open costless collar contracts as of June 30, 2025:

	Average
	Daily	Total	Weighted	Weighted
Period	Volumes	Volumes	Floor Price	Ceiling Price
Natural Gas (Henry Hub)	(Mmbtu) (1)	(Mmbtu)	($/Mmbtu)	($/Mmbtu)
July 2025 - Dec 2025	70,000	12,880,000	$4.02	$5.32

Oil (WTI)	(Bbls) (2)	(Bbls)	($/Bbls)	($/Bbls)
July 2025 - Dec 2025	2,000	368,000	$63.00	$77.25

(1)	Mmbtu – Million British Thermal Units
(2)	Bbls – barrels of oil, condensate or NGLs

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid expenses and other current assets	$8,985	$868
Other assets	—	4,150
Accrued liabilities	1,322	3,731

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

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gain (1)	$(9,493)	$(364)	$(5,854)	$(4,119)
Unrealized (gain) loss	(2,554)	2,738	(3,436)	1,616
Derivative (gain) loss, net	$(12,047)	$2,374	$(9,290)	$(2,503)

(1) The three and six months ended June 30, 2025 include $4.3 million related to the monetization of the Company’s natural gas put contracts.

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	June 30, 2025		December 31, 2024
	Net Value	Fair Value	Net Value	Fair Value
Term Loan	$—	$—	$112,132	$109,727
11.75% Notes	—	—	272,081	278,765
10.75% Notes	341,350	308,543	—	—
TVPX Loan	8,737	9,004	9,010	9,395
Total	$350,087	$317,547	$393,223	$397,887

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 3 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“AROs”) represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Asset retirement obligations, beginning of period	$548,832	$498,815
Liabilities settled	(15,978)	(11,997)
Accretion expense	17,073	16,369
Liabilities acquired	—	17,647
Disposition of oil and natural gas properties	(1,469)	—
Liabilities incurred	1,029	—
Revisions of estimated liabilities	7,306	13,641
Asset retirement obligations, end of period	556,793	534,475
Less: Current portion	(31,813)	(35,627)
Long-term	$524,980	$498,848

NOTE 4 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	June 30,	December 31,
	2025	2024
10.75% Senior Second Lien Notes due 2029:
Principal	$350,000	$—
Unamortized debt issuance costs	(8,650)	—
Total	341,350	—

Term Loan:
Principal	—	114,159
Unamortized debt issuance costs	—	(2,027)
Total	—	112,132

11.75% Senior Second Lien Notes due 2026:
Principal	—	275,000
Unamortized debt issuance costs	—	(2,919)
Total	—	272,081

TVPX Loan:
Principal	9,375	9,925
Unamortized discount	(535)	(771)
Unamortized debt issuance costs	(103)	(144)
Total	8,737	9,010

Total debt, net	350,087	393,223
Less current portion, net	(579)	(27,288)
Long-term debt, net	$349,508	$365,935

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

These transactions were accounted for as an extinguishment and the Company recognized a loss of $15.1 million in the six months ended June 30, 2025.

Credit Facility

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

 Borrowings under the Credit Facility bear interest at a variable rate per annum which, at the Company’s option, is equal to either (a) an adjusted rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin that varies from 3.75% to 4.75% depending on the utilization of the Credit Agreement or (b) a base rate plus an applicable margin that varies from 2.75% to 3.75%, such base rate calculated based on the highest of (i) the federal funds effective rate plus ½ of 1.0%, (ii) the U.S. Prime Rate and (iii) an adjusted SOFR rate for a one-month interest period plus 1.0%. Interest is payable quarterly in arrears for Base Rate loans, at the end of the applicable interest period for Term SOFR loans (but not less frequently than quarterly) and upon the prepayment or maturity of the underlying loans.

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

As of June 30, 2025, there were no borrowings outstanding under the Credit Agreement and no borrowings had been incurred under the Credit Agreement during the six months ended June 30, 2025.

Covenants

As of June 30, 2025, the Company was in compliance with all applicable covenants.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Appeal with the Office of Natural Resources Revenue

In 2009, the Company recognized allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of its deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. As of June 30, 2025, the Company has accrued $5.0 million related to this matter, consisting of $4.7 million for the disallowed reductions and $0.3 million for estimated penalties. The Company disagrees with the position taken by the ONRR and filed an appeal with the ONRR.

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

Bonding Disputes

On August 14, 2024, the Company filed a complaint seeking declaratory relief (the “Original Complaint”) in the U.S. District Court for the Southern District of Texas, Houston Division, against Endurance Assurance Corporation and Lexon Insurance Company (the “Sompo Sureties”), providers of private and government-required surety bonds that secure decommissioning obligations or ONRR disputed matters the Company may have with respect to certain oil and gas assets of the Company (the “Sompo Sureties Litigation”). As described in the Original Complaint, the Company has paid all negotiated premiums associated with the bonds issued by the Sompo Sureties prior to the Original Complaint and has not suffered a material change to its financial status. Despite this, the Sompo Sureties issued written demands to the Company requesting the Company provide collateral to the Sompo Sureties. On October 9, 2024, the Sompo Sureties filed an answer and counterclaim alleging breach of contract due to the Company’s failure to provide the collateral demanded by the Sompo Sureties. The Sompo Sureties originally issued approximately $55.0 million in surety bonds on

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

behalf of the Company. However, the BOEM cancelled a $13.1 million bond when the Company fulfilled its decommissioning obligations. Despite this, the Sompo Sureties have requested approximately $55.0 million in cash collateral.

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

On June 14, 2025, the Company entered into a Settlement and Release Agreement, dated effective as of June 13, 2025 (the “USSIC Settlement Agreement”), by and between the Company and USSIC and, on June 15, 2025, the Company entered into a Settlement Agreement, dated effective as of June 14, 2025 (the “PIIC Settlement Agreement,” and, together with the USSIC Settlement Agreement, the “Settlement Agreements”), by and between the Company and PIIC to dismiss all claims related to the Sureties Litigation without prejudice. Pursuant to the applicable Settlement Agreement, USSIC and PIIC agree that: (i) there will be no change to the 2024 premium rates paid by the Company or any of its affiliates, subsidiaries or joint venture entities, for any currently existing surety bond executed by USSIC or PIIC until after December 31, 2026, at the earliest, (ii) USSIC and PIIC withdraw all demands for collateral and agree not to request, demand, or otherwise insist on collateral, whether related to a surety bond or pursuant to the indemnity agreements, until after December 31, 2026, at the earliest; provided that such restriction shall not apply if (a) the

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Company does not pay premiums owed to USSIC or PIIC when due; (b) a claim is made by a third party against any bond issued by USSIC or PIIC to the Company or its affiliates or subsidiaries; (c) there is an initiation of an insolvency proceeding for the Company or any of its affiliates, subsidiaries or joint venture entities, whether voluntary or involuntary; (d) there is an uncured event of default under the indenture governing the Company’s second lien notes due 2029 that results in an acceleration, in whole or in part, of the indebtedness thereunder; or (e) the Company or its affiliates or subsidiaries initiate a lawsuit against USSIC or PIIC. Each of the Settlement Agreements also provides that, in the event that the Company enters into an agreement to provide collateral to another party in settlement of the Sureties Litigation on bonds existing as of the date of the Settlement Agreement, the Company shall, on a pro rata basis, provide substantially similar collateral to USSIC or PIIC as it does to such other party.

On June 30, 2025, the Company announced that the presiding judge in the Sureties Litigation recommended denying the requests for preliminary injunction submitted by two surety providers. The preliminary injunction would have required the Company to immediately post $105 million of collateral. The recommendation, which is expected to be upheld, would effectively nullify all current collateral requests by the surety providers and the Company will not be required to post collateral (if at all) until a determination on the merits of the Sureties Litigation with the remaining surety providers.

All of the remaining parties to the Sureties Litigation previously agreed to mediate the case until the mediator declares an impasse. As of August 2025, mediation is no longer active as the mediator has declared an impasse with respect to the surety providers that did not enter into the Settlement Agreement. The Company continues to evaluate potential avenues for resolution of the remaining collateral-related matters.

To the extent that the Company is required to fulfill the collateral demands made by the remaining surety entities, or in the event that other surety entities make additional collateral demands, the fulfillment of such demands could be significant and could impact the Company’s liquidity.

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

During the six months ended June 30, 2025, the Company incurred $1.4 million in costs related to the decommissioning obligations and, after reassessing the existing anticipated decommissioning obligations, recorded an additional $13.7 million increase in the decommissioning obligations accrual. As of June 30, 2025, the accrual for these decommissioning obligations is $34.8 million.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

On May 6, 2025, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the second quarter of 2025. The dividend of $1.5 million was paid on May 27, 2025 to stockholders of record at the close of business on May 20, 2025.

On August 4, 2025, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the third quarter of 2025. The dividend is to be paid on August 25, 2025 to stockholders of record at the close of business on August 18, 2025.

NOTE 7 — SHARE-BASED COMPENSATION

In May 2025, the Company granted share-based compensation to its employees. The grants consisted of 6.1 million restricted stock units (“RSUs”) and 5.2 million performance stock units (“PSUs”).

The RSUs were valued as of the grant date and vest 1/3 each year on May 16, 2026, 2027 and 2028. The grant date fair value of the RSUs was $9.0 million. This amount will be expensed over the service period.

The PSUs are subject to performance criteria of (i) total shareholder return and relative shareholder return (collectively, the “TSR PSUs”), (ii) cash return on capital employed (the “CROCE PSUs”) and (iii) reserve performance (the “Reserve PSUs”). The performance period for the measurement of the performance goals began on January 1, 2025 and ends on December 31, 2027. To be eligible to receive the earned PSUs, employees must be employed from the grant date through December 31, 2027. Different levels of achievement across these metrics will affect the percentage of PSUs that the employee receives upon the satisfaction of the service requirement. The percentage of PSUs received upon vesting ranges from 0% to 200%.

The TSR PSUs will account for 50% of the target PSUs granted to employees. The TSR PSUs contain both a service condition and a market condition. The grant date fair value of the TSR PSUs was $5.0 million and was calculated using a Monte Carlo simulation. This amount will be expensed on a straight-line basis over the service period.

The CROCE PSUs and Reserve PSUs will account for 40% and 10%, respectively, of the target PSUs granted to employees. The CROCE PSUs and Reserve PSUs contain both a service condition and a performance condition. The grant date fair value of the CROCE PSUs and Reserve PSUs was $3.1 million and $0.8 million, respectively. The cumulative compensation cost that will be recognized will be equal to the grant date fair value of the awards deemed probable of vesting multiplied by the percentage of the requisite service period that has been rendered. Unlike the TSR PSUs, if the performance condition is not satisfied, any previously recognized compensation expense is reversed.

NOTE 8 — INCOME TAXES

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The Company’s effective tax rate for three and six months ended June 30, 2025 was 10.2% and 12.0%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 23.1% and 11.8%, respectively. These effective tax rates differ from the federal statutory rate primarily due to the impact of nondeductible compensation and adjustments to the Company’s valuation allowance.

As of June 30, 2025 and December 31, 2024, the Company had a valuation allowance of $32.7 million and $29.2 million, respectively, primarily related to state net operating losses and the disallowed interest expense limitation carryover. At each reporting date, the Company considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized. Based upon the Company’s analysis of the available evidence as of June 30, 2025, the Company’s valuation allowance assertion has not changed. The Company does not believe that the deferred tax assets which are offset by the valuation allowance will be realized on a more-likely-than-not basis as of June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law which, among other things, modified tax legislation affecting bonus depreciation rules and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation for property acquired and placed in service after January 19, 2025, and the use of earnings before income taxes, depreciation and amortization, rather than earnings before income taxes, with no phase-out for purposes of calculating the interest limitation for taxable years beginning after 2024. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the effects of these changes and other provisions of this legislation on its condensed consolidated financial statements, and the Company expects that the OBBBA will have a favorable impact its current tax expense and valuation allowance positions due to the increased depreciation and interest expense deductions allowed under the OBBBA.

NOTE 9 — NET LOSS PER COMMON SHARE

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(20,884)	$(15,388)	$(51,461)	$(26,862)

Weighted average common shares outstanding (basic and diluted)	147,847	146,943	147,723	146,900

Net loss per common share (basic and diluted)	$(0.14)	$(0.10)	$(0.35)	$(0.18)

Shares excluded due to being anti-dilutive (1)	14,737	1,724	14,737	1,724

(1)

Includes restricted stock units and cash return on capital employed performance stock units as their effect, if included, would have been anti-dilutive. The total shareholder return performance stock units are not included as they are not likely to attain their applicable performance metric.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 10 — INVESTMENT IN MONZA

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

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	June 30,	December 31,
	2025	2024
Working capital	$(1,098)	$29
Oil and natural gas properties and other, net	26,019	28,042
Other assets	14,228	13,038
Asset retirement obligations	742	691

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Six Months Ended June 30,
	2025	2024
Total revenues	$6,200	$5,700
Total operating expenses	4,443	3,636
Interest income	89	111

As required, the Company may call on Monza to provide cash to fund its portion of certain projects in advance of capital expenditure spending. As of both June 30, 2025 and December 31, 2024, the unused advances were $2.4 million, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2025, Monza paid cash distributions of $18.7 million, of which $3.9 million was paid to the Company.

NOTE 11 — SEGMENT INFORMATION

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 12 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Derivatives	$8,985	$868
Insurance/bond premiums	6,833	6,988
Prepaid deposits related to royalties	7,603	8,562
Prepayments to vendors	2,010	1,586
Other	404	500
Prepaid expenses and other current assets	$25,835	$18,504

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued interest	$16,073	$13,472
Accrued salaries/payroll taxes/benefits	3,443	11,623
Derivatives	1,322	3,731
Operating lease liabilities	1,716	1,522
Income taxes payable	216	—
Contingent P&A liability	759	1,751
Other	1,543	1,172
Total accrued liabilities	$25,072	$33,271

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$120,723	$109,003
Restricted cash	1,552	1,552
Cash, cash equivalents and restricted cash	122,275	110,555

	Six Months Ended June 30,
	2025	2024
Non-cash investing and financing activities:
Accrual for investment in oil and natural gas properties	5,194	5,440
Right of use asset obtained in exchange for new lease liabilities	1,491	—
ARO - acquisitions, additions, dispositions and revisions, net	6,866	31,288
Government securities transferred to trustee in connection with legal defeasance	5,889	—
Legal defeasance of 11.75% Notes	5,170	—
Change in accrual for dividends declared but not paid on unvested share-based awards	229	36

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of America. As of June 30, 2025, we hold working interests in 50 producing offshore fields in federal and state waters (which include 43 fields in federal waters and seven in state waters). We currently have under lease approximately 629,700 gross acres (491,900 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 482,200 gross acres on the conventional shelf and approximately 141,900 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

On June 14, 2025, we entered into the Settlement Agreements, by and between us and PIIC to dismiss all claims related to the Sureties Litigation without prejudice. Pursuant to the applicable Settlement Agreement, USSIC and PIIC agree that: (i) there will be no change to the 2024 premium rates paid by us or any of our affiliates, subsidiaries or joint venture entities, for any currently existing surety bond executed by USSIC or PIIC until after December 31, 2026, at the earliest, (ii) USSIC and PIIC withdraw all demands for collateral and agree not to request, demand, or otherwise insist on collateral, whether related to a surety bond or pursuant to the indemnity agreements, until after December 31, 2026, at the earliest; provided that such restriction shall not apply if (a) we do not pay premiums owed to USSIC or PIIC when due; (b) a claim is made by a third party against any bond issued by USSIC or PIIC to us or our affiliates or subsidiaries; (c) there is an initiation of an insolvency proceeding for us or any of our affiliates, subsidiaries or joint venture entities, whether voluntary or involuntary; (d) there is an uncured event of default under the indenture governing our second lien notes due 2029 that results in an acceleration, in whole or in part, of the indebtedness thereunder; or (e) we or our affiliates or subsidiaries initiate a lawsuit against USSIC or PIIC. Each of the Settlement Agreements also provides that, in the event that we enter into an agreement to provide collateral to another party in settlement of the Sureties Litigation on bonds existing as of the date of the Settlement Agreement, we shall, on a pro rata basis, provide substantially similar collateral to USSIC or PIIC as it does to such other party.

On June 30, 2025, we announced that the presiding judge in the Sureties Litigation recommended denying the requests for preliminary injunction submitted by two surety providers. The preliminary injunction would have required us to immediately post $105 million of collateral. The recommendation, which is expected to be upheld, would effectively nullify all current collateral requests by the surety providers and we will not be required to post collateral (if at all) until a determination on the merits of the Sureties Litigation with the remaining surety providers.

For additional information about the bonding dispute and the associated Sureties Litigation, see Part I, Item 1. Financial Statements – Note 5 – Commitments and Contingencies of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2024 Annual Report.

On July 4, 2025, the OBBBA was signed into law which, among other things, modified tax legislation affecting bonus depreciation rules and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation for property acquired and placed in service after January 19, 2025, and the use of earnings before income taxes, depreciation and amortization, rather than earnings before income taxes, with no phase-out for purposes of calculating the interest limitation for taxable years beginning after 2024. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the effects of these changes and other provisions of this legislation on our condensed consolidated financial statements, and we currently expect that the OBBBA will have a favorable impact our current tax expense and valuation allowance positions due to the increased depreciation and interest expense deductions allowed under the OBBBA.

On August 4, 2025, we declared a regular quarterly dividend of $0.01 per share for the third quarter of 2025. We expect to pay the dividend on August 25, 2025 to stockholders of record as of the close of business on August 18, 2025.

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

The Energy Information Administration (“EIA”) published its latest Short Term Energy Outlook in July 2025. The EIA is expecting rising global oil inventories will cause oil prices to fall from an average of $64.63 per barrel for the second quarter of 2025 to an average of $62.33 per barrel for the remainder of 2025 and then continue to fall to an average of $54.83 per barrel in 2026. The EIA is also forecasting that Henry Hub spot prices are expected to average $3.68 per MMBtu for the remainder of 2025 and $4.41 per MMBtu in 2026. The EIA is expecting that natural gas production will fall slightly in 2026, while liquified natural gas (“LNG”) exports will continue to increase, driven primarily by an increase in LNG exports as two new LNG export facilities ramp up operations.

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

We are also monitoring the impact of the tariffs announced by the United States federal government in 2025. While there is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on the oil and gas industry and on commodity prices, we do not currently expect that the financial impact of the tariffs will be material to capital expenditures or operating expenses in 2025.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Three Months Ended June 30,
	2025	2024	Change
Revenues:
Oil	$80,014	$110,965	$(30,951)
NGLs	4,715	8,160	(3,445)
Natural gas	34,802	21,910	12,892
Other	2,836	1,722	1,114
Total revenues	122,367	142,757	(20,390)

Production Volumes:
Oil (MBbls) (1)	1,259	1,382	(123)
NGLs (MBbls)	245	334	(89)
Natural gas (MMcf) (2)	9,285	8,769	516
Total oil equivalent (MBoe) (3)	3,052	3,177	(125)

Average daily equivalent sales (Boe/day)	33,538	34,912	(1,374)

Average realized sales prices:
Oil ($/Bbl)	$63.55	$80.29	$(16.74)
NGLs ($/Bbl)	19.24	24.43	(5.19)
Natural gas ($/Mcf)	3.75	2.50	1.25
Oil equivalent ($/Boe)	39.16	44.40	(5.24)
Oil equivalent ($/Boe), including realized commodity derivatives	42.29	44.51	(2.22)

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2025 and 2024 (in thousands):

	Price	Volume	Total
Oil	$(21,060)	$(9,891)	$(30,951)
NGLs	(1,265)	(2,180)	(3,445)
Natural gas	11,601	1,291	12,892
	$(10,724)	$(10,780)	$(21,504)

Production volumes decreased by 125 MBoe to 3,052 MBoe during the three months ended June 30, 2025 compared to the same period in 2024 primarily related to low gas availability in one of our fields, a shut-in of another field due to solids production in one of the wells and a temporary curtailment of some of our Mobile Bay field for unplanned pipeline maintenance, partially offset by restoring production at our West Delta 73, Main Pass 98 and Main Pass 108 fields.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Lease operating expenses	$76,924	$73,987	$2,937
Gathering, transportation and production taxes	5,499	8,578	(3,079)
Depreciation, depletion and amortization	26,446	36,674	(10,228)
Asset retirement obligations accretion	8,681	8,400	281
General and administrative expenses	17,670	21,354	(3,684)
Total operating expenses	$135,220	$148,993	$(13,773)

Average per Boe ($/Boe):
Lease operating expenses	$25.20	$23.29	$1.91
Gathering, transportation and production taxes	1.80	2.70	(0.90)
Depreciation, depletion and amortization	8.67	11.55	(2.88)
Asset retirement obligations accretion	2.84	2.64	0.20
General and administrative expenses	5.79	6.72	(0.93)
Total operating expenses	$44.30	$46.90	$(2.60)

Lease operating expenses – Lease operating expenses include the expense of operating and maintaining our wells, platforms and other infrastructure primarily in the Gulf of America. These operating costs are comprised of several components including direct or base lease operating expenses, insurance premiums, workover costs and facility maintenance expenses. Our lease operating costs, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, increased by $2.9 million during the three months ended June 30, 2025 compared to the same period in 2024. On a component basis, base lease operating expenses increased $2.2 million, workover expenses increased $1.8 million and facilities maintenance expense decreased $1.1 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base lease operating expense. Base lease operating expenses increased primarily due to the restart of production in our West Delta 73, Main Pass 98 and Main Pass 108 fields.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. The increase in workover expenses and the decrease in facilities maintenance expenses were due to the timing and mix of projects undertaken.

Gathering, transportation and production taxes – Gathering and transportation consist of costs incurred in the post-production shipping of oil, NGLs and natural gas to the point of sale. Production taxes consist of severance taxes levied by the Alabama Department of Revenue, the Louisiana Department of Revenue and the Texas Department of Revenue on production of oil and natural gas from land or water bottoms within the boundaries of each state. Gathering, transportation and production taxes decreased $3.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a decrease of $3.3 million in gathering and transportation expenses offset by an increase of $0.2 million in production taxes. Gathering and transportation expenses decreased primarily due to lower production volumes in the three months ended June 30, 2025 and higher processing fees for our Mobile Bay production that had to be re-routed to a different processing plant due to the shut-in of our Mobile Bay processing plant in the three months ended June 30, 2024.

Depreciation, depletion and amortization –  Depreciation, depletion and amortization expense (“DD&A”) is the expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas reserves. We use the full cost method of accounting for oil and natural gas activities. DD&A decreased $10.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to decreases of $9.1 million from the decrease in the depletion rate per Mcfe and $1.1 million for the decrease in production. The DD&A rate per Boe decreased to $8.67 per Boe for the three months ended June 30, 2025 from $11.55 per Boe for the three months ended June 30, 2024. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs, a lower depreciable base and decreased proved reserves. The lower depreciable base is due to the $58.5 million in insurance proceeds and $11.9 million of proceeds from the sale of oil and natural gas properties that were included in our full cost pool.

Asset retirement obligations accretion expense – Accretion expense is the expensing of the changes in value of our ARO as a result of the passage of time over the estimated productive life of the related assets as the discounted liabilities are accreted to their expected settlement values. Accretion expense was relatively flat in the three months ended June 30, 2025 compared to the same period in 2024.

General and administrative expenses – General and administrative (“G&A”) expenses generally consist of costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production operations, bad debt expense, share-based compensation costs, audit and other fees for professional services and legal compliance. G&A expenses decreased $3.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease is primarily due to a decrease of $4.7 million in non-recurring legal and professional fees, partially offset by an increase of $1.5 million in share-based compensation costs.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Interest expense, net	$9,005	$10,164	$(1,159)
Derivative (gain) loss, net	(12,047)	2,374	(14,421)
Other expense, net	13,455	1,250	12,205
Income tax benefit	(2,382)	(4,636)	2,254

Interest expense, net – Interest expense, net, decreased $1.2 million for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease of $10.9 million from the redemption of the 11.75% Notes and the repayment of the Term Loan in late January 2025, partially offset by $9.9 million incurred on the 10.75% Notes issued in late January 2025.

Derivative (gain) loss, net – During the three months ended June 30, 2025, we recorded a $12.0 million derivative gain for our derivative contracts consisting of $2.5 million of unrealized gain from the increase in the fair value of our open contracts and $9.5 million of realized gains, which included $4.3 million related to the monetization of our natural gas put contracts. During the three months ended June 30, 2024, we recorded a $2.4 million derivative loss for our natural gas derivative contracts consisting of $2.7 million of unrealized loss from the decrease in the fair value of our open natural gas contracts offset by $0.3 million of realized gains.

Other expense, net – Other expense, net increased $12.2 million for the three months ended June 30, 2025 compared to the same period in 2024 primarily related to an increase in the accrual of additional expenses for net abandonment obligations related to the Company’s assumption of decommissioning obligations when certain counterparties in past divestiture transactions or third parties in existing leases have filed for bankruptcy protection or may not be able to perform required abandonment obligations.

Income tax benefit – Our effective tax rates for the three months ended June 30, 2025 and 2024 was 10.2% and 23.1%, respectively. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of nondeductible compensation and adjustments to the valuation allowance.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Six Months Ended June 30,
	2025	2024	Change
Revenues:
Oil	$167,730	$217,980	$(50,250)
NGLs	9,487	15,629	(6,142)
Natural gas	69,911	43,526	26,385
Other	5,106	6,409	(1,303)
Total revenues	$252,234	$283,544	$(31,310)

Production Volumes:
Oil (MBbls) (1)	2,489	2,782	(293)
NGLs (MBbls)	445	677	(232)
Natural gas (MMcf) (2)	17,169	17,502	(333)
Total oil equivalent (MBoe) (3)	5,796	6,376	(580)

Average daily equivalent sales (Boe/day)	32,022	35,033	(3,011)

Average realized sales prices:
Oil ($/Bbl)	$67.39	$78.35	$(10.96)
NGLs ($/Bbl)	21.32	23.09	(1.77)
Natural gas ($/Mcf)	4.07	2.49	1.58
Oil equivalent ($/Boe)	42.64	43.47	(0.83)
Oil equivalent ($/Boe), including realized commodity derivatives	43.66	44.11	(0.45)

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2025 and 2024 (in thousands):

	Price	Volume	Total
Oil	$(27,274)	$(22,976)	$(50,250)
NGLs	(788)	(5,354)	(6,142)
Natural gas	27,213	(828)	26,385
	$(849)	$(29,158)	$(30,007)

Production volumes decreased by 580 MBoe to 5,796 MBoe during the six months ended June 30, 2025 compared to the same period in 2024 primarily related to low gas availability in one of our fields, a shut-in of another field due to solids production in one of the wells and deferred production at our Mobile Bay properties related to freezing weather and compressor issues, partially offset by restoring production at our West Delta 73, Main Pass 98 and Main Pass 108 fields.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Lease operating expenses	$147,936	$144,817	$3,119
Gathering, transportation and production taxes	11,158	16,118	(4,960)
Depreciation, depletion and amortization	59,337	70,611	(11,274)
Asset retirement obligations accretion expense	17,073	16,369	704
General and administrative expenses	37,827	41,869	(4,042)
Total operating expenses	$273,331	$289,784	$(16,453)

Average per Boe ($/Boe):
Lease operating expenses	$25.52	$22.71	$2.81
Gathering, transportation and production taxes	1.93	2.53	(0.60)
Depreciation, depletion and amortization	10.24	11.07	(0.83)
Asset retirement obligations accretion expense	2.95	2.57	0.38
General and administrative expenses	6.53	6.57	(0.04)
Total operating expenses	$47.17	$45.45	$1.72

Lease operating expenses – Lease operating costs, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, increased $3.1 million during the six months ended June 30, 2025 compared to the same period in 2024. On a per Boe basis, lease operating expenses increased to $25.52 per Boe during the six months ended June 30, 2025 compared to $22.71 per Boe during the six months ended June 30, 2024. On a component basis, base lease operating expenses decreased $1.2 million, workover expenses increased $0.8 million and facilities maintenance expense increased $3.5 million.

Base lease operating expenses increased primarily due to the restart of production in our West Delta 73, Main Pass 98 and Main Pass 108 fields partially offset by higher contract processing credits at Heidelberg due to a new platform processor.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. The increases in workover expenses and facilities maintenance expenses were due to the timing and mix of projects undertaken.

Gathering, transportation and production taxes – Gathering, transportation and production taxes decreased $5.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a decrease of $5.0 million in gathering and transportation expenses. Gathering and transportation expenses decreased primarily due to lower production volumes in the six months ended June 30, 2025 and higher processing fees for our Mobile Bay production that had to be re-routed to a different processing plant due to the shut-in of our Mobile Bay processing plant in the six months ended June 30, 2024.

Depreciation, depletion and amortization – D&A decreased $11.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to decreases of $5.8 million from the decrease in production and $5.5 million from the decrease in the depletion rate per Mcfe. The DD&A rate decreased to $10.24 per Boe for the six months ended June 30, 2025 from $11.07 per Boe for the six months ended June 30, 2024. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs, a lower depreciable base and decreased proved reserves. The lower depreciable base is due to the $58.5 million in insurance proceeds and $11.9 million of proceeds from the sale of oil and natural gas properties that were included in our full cost pool.

Asset retirement obligations accretion expense – Accretion expense increased $0.7 million in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to the increase in our ARO liability as a result of revisions to the estimates used in calculating the liability.

General and administrative expenses – G&A expenses decreased $4.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily due to decreases of $3.7 million in non-recurring legal and professional fees and $1.7 million in employee benefit costs due to lower medical claims costs, partially offset by a $0.5 million increase in share-based compensation costs.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Interest expense, net	$18,497	$20,236	$(1,739)
Loss on extinguishment of debt	15,015	—	15,015
Derivative gain, net	(9,290)	(2,503)	(6,787)
Other expense, net	13,139	6,480	6,659
Income tax benefit	(6,997)	(3,591)	(3,406)

Interest expense, net – Interest expense, net, decreased $1.7 million for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease of $18.2 million from the redemption of the 11.75% Notes and the repayment of the Term Loan in late January 2025, partially offset by $16.5 million incurred on the 10.75% Notes issued in late January 2025.

Loss on extinguishment of debt – During the six months ended June 30, 2025, we recorded a loss on extinguishment of debt related to our January 2025 refinancing. The loss consisted of (i) $9.8 million of premiums paid on the redemption of the tendered 11.75% Notes; (ii) $4.6 million related to the write-off of unamortized debt issuance costs; (iii) $0.5 million of fees related to the refinancing; and (iv) $0.2 million related to the legal defeasance of the untendered 11.75% Notes.

Derivative (gain) loss, net – During the six months ended June 30, 2025, we recorded a $9.3 million derivative gain for our derivative contracts consisting of $3.4 million of unrealized gain from the increase in the fair value of our open natural gas contracts and $5.9 million of realized gains, which included $4.3 million related to the monetization of our natural gas put contracts. During the six months ended June 30, 2024, we recorded a $2.5 million derivative gain for our natural gas derivative contracts consisting of $1.6 million of unrealized loss from the decrease in the fair value of our open natural gas contracts offset by $4.1 million of realized gains.

Other expense, net – Other expense, net increased $6.7 million for the three months ended June 30, 2025 compared to the same period in 2024 primarily related to an increase in the accrual of additional expenses for net abandonment obligations related to the Company’s assumption of decommissioning obligations when certain counterparties in past divestiture transactions or third parties in existing leases have filed for bankruptcy protection or may not be able to perform required abandonment obligations.

Income tax benefit – Our effective tax rates for the six months ended June 30, 2025 and 2024 was 12.0% and 11.8%, respectively. The difference between the effective tax rate and the federal statutory rate was primarily due to the impact of nondeductible compensation and adjustments to the valuation allowance.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of June 30, 2025, we had $120.7 million of unrestricted cash on hand and $50.0 million available under our New Credit Agreement. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months and beyond.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating activities	$24,766	$49,088	$(24,322)
Investing activities	52,504	(94,388)	146,892
Financing activities	(65,550)	(4,663)	(60,887)

Operating Activities

Our largest source of operating cash is collecting cash from customers and joint interest partners from sales of our products. The primary use of operating cash is to pay our suppliers, employees and others for a wide range of goods and services.

Net cash provided by operating activities decreased $24.3 million in the six months ended June 30, 2025 compared to the corresponding period in 2024. This was primarily due to a decrease of $33.2 million in net loss adjusted for certain noncash items offset by an increase of $8.9 million in operating cash flows from changes in operating assets and liabilities. The decrease in net loss adjusted for certain noncash items was primarily related to a $31.3 million decrease in revenues and a $2.0 million unfavorable change in derivative settlements and receipts, partially offset by decreases in cash operating expenses. The decrease in operating assets and liabilities is primarily related to higher ARO settlements and unfavorable changes in accounts payable and accrued liabilities offset by favorable changes in accounts receivable.

Investing Activities

Our principal recurring investing activity is the funding of acquisitions and investments in oil and natural gas properties to support and generate revenues from operations. Cash flows provided by (used in) investing activities were $52.5 million and $(94.4) million, respectively. During the six months ended June 30, 2024, we paid $80.6 million related to our January 2024 acquisition and our September 2023 acquisition. Investments in oil and natural gas properties were $17.1 million and $13.7 million during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we also received $58.5 million in insurance proceeds and $11.9 million in proceeds from the sale of oil and natural gas properties. As we use the full cost method of accounting for our oil and natural gas properties, these proceeds were recorded in our full cost pool.

Financing Activities

Cash flows used in financing activities were $65.6 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively. In connection with our debt refinancing in January 2025, we received $350.0 million in proceeds from the issuance of our 10.75% Notes and used these proceeds, along with cash on hand, to (i) purchase for cash, pursuant to the Tender Offer, $269.8 million of our 11.75% Notes; (ii) repay $114.2 million of amount outstanding under our Term Loan; (iii) purchase $5.9 million of government securities to be used in the legal defeasance of the remaining principal of our 11.75% Notes not validly tendered and accepted for purchase in the Tender Offer; and (iv) pay $21.3 million in premiums, fees and debt issuance costs.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Six Months Ended June 30,
	2025	2024
Exploration and development
Conventional shelf (1)	$13,374	$6,931
Deepwater	3,594	4,731
Acquisitions of interests	711	80,635
Seismic and other	1,949	275
Investments in oil and gas property/equipment – accrual basis	$19,628	$92,572

(1)	Includes exploration and development capital expenditures in Alabama state waters.

As of June 30, 2025, we expect to incur an additional $15.0 million to $23.0 million of capital expenditures in the remainder of 2025, which excludes acquisitions. In our view of the outlook for the remainder of 2025, we believe this level of capital expenditure will leave us with sufficient liquidity to operate our business, while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the six months ended June 30, 2025, we have paid $16.0 million related to these obligations. Our ARO estimates as of June 30, 2025 and December 31, 2024 were $556.8 million and $548.8 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2024 Annual Report for additional information.

Debt

As of June 30, 2025, we have $359.4 million in aggregate principal amount of long-term debt outstanding, with $1.1 million in aggregate principal coming due over the next twelve months.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 3 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2024 Annual Report.

Dividends

During the six months ended June 30, 2025, we paid cash dividends of $3.0 million to holders of our common stock. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three and six months ended June 30, 2025 and assuming no other items had changed, our revenue would have decreased by approximately $11.9 million and $24.5 million in the three and six months ended June 30, 2025, respectively. This amount would be representative of the effect on operating cash flows under these price change assumptions.

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

The following table summarizes the historical results of our natural gas derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$3.75	$2.50	$4.07	$2.49
Effects of realized commodity derivatives	1.02	0.04	0.34	0.24
Average realized sales price, including realized commodity derivatives	$4.77	$2.54	$4.41	$2.73

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of June 30, 2025, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements – Note 5 – Commitments and Contingencies of this Quarterly Report for information on various legal proceedings to which we are a party or our properties are subject.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report, investors should carefully consider the risk factors and other cautionary statements included under Part I, Item 1A. Risk Factors, in our 2024 Annual Report and in Part II, Item 1A. Risk Factors in our Quarterly Report for the quarter ended March 31, 2025 (the “q1 Report”), together with all of the other information included in this Quarterly Report, and in our other public filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A. Risk Factors in our 2024 Annual Report and in Part II, Item 1A Risk Factors in our Q1 Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2025.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer