Form 10-Q
period 2025-09-30
W&T OFFSHORE INC
filed 2025-11-06
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 148,777,224 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$124,795	$109,003
Restricted cash	1,552	1,552
Accounts receivable:
Oil, natural gas liquids and natural gas sales	57,280	63,558
Joint interest, net of allowance for credit losses of $10,477 and $10,414, respectively	28,118	25,841
Prepaid expenses and other current assets	17,506	18,504
Total current assets	229,251	218,458

Oil and natural gas properties and other, net of accumulated depletion and amortization of $8,444,693 and $8,356,776, respectively	678,671	777,741
Restricted deposits for asset retirement obligations	23,019	22,730
Deferred income taxes	—	48,808
Other assets	29,685	31,193
Total assets	$960,626	$1,098,930
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$89,438	$83,625
Accrued liabilities	18,928	33,271
Undistributed oil and natural gas proceeds	54,582	53,131
Advances from joint interest partners	2,395	2,443
Current portion of asset retirement obligations	34,528	46,326
Current portion of long-term debt, net	8,600	27,288
Total current liabilities	208,471	246,084

Asset retirement obligations	531,493	502,506
Long-term debt, net	341,843	365,935
Other liabilities	17,515	16,182

Commitments and contingencies	33,791	20,800

Shareholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: $0.00001 par value; 400,000 shares authorized; 151,642 shares and 150,243 shares issued, respectively	2	2
Additional paid-in capital	603,140	595,407
Retained deficit	(751,462)	(623,819)
Treasury stock: 2,869 shares, at cost	(24,167)	(24,167)
Total shareholders’ deficit	(172,487)	(52,577)
Total liabilities and shareholders’ deficit	$960,626	$1,098,930

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Oil	$84,131	$90,862	$251,861	$308,842
NGLs	4,000	5,636	13,487	21,265
Natural gas	37,400	23,148	107,311	66,674
Other	1,984	1,726	7,090	8,135
Total revenues	127,515	121,372	379,749	404,916

Operating expenses:
Lease operating expenses	76,215	72,412	224,151	217,229
Gathering, transportation and production taxes	5,818	6,147	16,976	22,265
Depreciation, depletion, and amortization	28,580	34,206	87,917	104,817
Asset retirement obligations accretion	8,002	7,848	25,075	24,217
General and administrative expenses	21,510	19,723	59,337	61,592
Total operating expenses	140,125	140,336	413,456	430,120

Operating loss	(12,610)	(18,964)	(33,707)	(25,204)

Interest expense, net	8,998	9,992	27,495	30,228
Loss on extinguishment of debt	—	—	15,015	—
Derivative gain, net	(4,108)	(3,199)	(13,398)	(5,702)
Other (income) expense, net	(2,017)	15,709	11,122	22,189
Loss before income taxes	(15,483)	(41,466)	(73,941)	(71,919)
Income tax expense (benefit)	55,991	(4,545)	48,994	(8,136)
Net loss	$(71,474)	$(36,921)	$(122,935)	$(63,783)

Net loss per common share (basic and diluted)	$(0.48)	$(0.25)	$(0.83)	$(0.43)

Weighted average common shares outstanding (basic and diluted)	148,589	147,206	148,015	147,002

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity (Deficit)
Balances at June 30, 2025	148,293	$2	$599,945	$(678,501)	2,869	$(24,167)	$(102,721)
Cash dividends	—	—	—	(1,487)	—	—	(1,487)
Share-based compensation	—	—	3,537	—	—	—	3,537
Stock issued	480	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(342)	—	—	—	(342)
Net loss	—	—	—	(71,474)	—	—	(71,474)
Balances at September 30, 2025	148,773	$2	$603,140	$(751,462)	2,869	$(24,167)	$(172,487)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity (Deficit)
Balances at June 30, 2024	147,162	$2	$589,678	$(560,508)	2,869	$(24,167)	$5,005
Cash dividends	—	—	—	(1,518)			(1,518)
Share-based compensation	—	—	1,956	—	—	—	1,956
Stock issued	183	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(32)	—	—	—	(32)
Net income	—	—	—	(36,921)	—	—	(36,921)
Balances at September 30, 2024	147,345	$2	$591,602	$(598,947)	2,869	$(24,167)	$(31,510)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2024	147,374	$2	$595,407	$(623,819)	2,869	$(24,167)	$(52,577)
Cash dividends	—	—	—	(4,708)	—	—	(4,708)
Share-based compensation	—	—	8,497	—	—	—	8,497
Stock issued	1,399	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(764)	—	—	—	(764)
Net loss	—	—	—	(122,935)	—	—	(122,935)
Balances at September 30, 2025	148,773	$2	$603,140	$(751,462)	2,869	$(24,167)	$(172,487)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity (Deficit)
Balances at December 31, 2023	146,581	$1	$586,014	$(530,656)	2,869	$(24,167)	$31,192
Cash dividends	—	—	—	(4,508)	—	—	(4,508)
Share-based compensation	—	—	6,374	—	—	—	6,374
Stock issued	764	1	—	—	—	—	1
Shares withheld related to net settlement of equity awards	—	—	(786)	—	—	—	(786)
Net loss	—	—	—	(63,783)	—	—	(63,783)
Balances at September 30, 2024	147,345	$2	$591,602	$(598,947)	2,869	$(24,167)	$(31,510)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(122,935)	$(63,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	112,992	129,034
Share-based compensation	8,497	6,374
Amortization of debt issuance costs	2,605	3,445
Loss on extinguishment of debt	15,015	—
Derivative gain, net	(13,398)	(5,702)
Derivative cash receipts, net	14,169	6,165
Deferred income expense (benefit)	48,808	(8,136)
Changes in operating assets and liabilities:
Accounts receivable	4,001	(2,557)
Prepaid expenses and other current assets	674	(3,242)
Accounts payable, accrued liabilities and other	5,748	22,602
Asset retirement obligation settlements	(24,873)	(20,344)
Net cash provided by operating activities	51,303	63,856

Investing activities:
Investment in oil and natural gas properties and equipment	(38,881)	(23,233)
Acquisition of property interests	(711)	(80,635)
Proceeds from sale of oil and natural gas properties	11,916	—
Insurance proceeds	58,500	—
Purchases of furniture, fixtures and other	(121)	(166)
Distribution from unconsolidated affiliate	927	—
Net cash provided by (used in) investing activities	31,630	(104,034)

Financing activities:
Proceeds from issuance of 10.75% Senior Second Lien Notes	350,000	—
Repayment of 11.75% Senior Second Lien Notes	(269,830)	—
Repayment of Term Loan	(114,159)	—
Repayments of TVPX Loan	(825)	(825)
Purchase of government securities in connection with legal defeasance of 11.75% Senior Second Lien Notes	(5,348)	—
Premium payments and debt extinguishment costs	(10,230)	—
Debt issuance costs	(11,478)	(579)
Payment of dividends	(4,507)	(4,427)
Other	(764)	(785)
Net cash used in financing activities	(67,141)	(6,616)

Change in cash, cash equivalents and restricted cash	15,792	(46,794)
Cash, cash equivalents and restricted cash, beginning of year	110,555	177,755
Cash, cash equivalents and restricted cash, end of period	$126,347	$130,961

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

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open costless collar contracts as of September 30, 2025:

Average
	Daily	Total	Weighted	Weighted
Period	Volumes	Volumes	Floor Price	Ceiling Price
Oil (WTI)	(Bbls) (1)	(Bbls)	($/Bbls)	($/Bbls)
Oct 2025 - Dec 2025	2,000	184,000	$63.00	$77.25

(1)	Bbls – barrels of oil

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expenses and other current assets	$546	$868
Other assets	—	4,150
Accrued liabilities	30	3,731

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

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gain (1)	$(9,691)	$(1,370)	$(15,545)	$(5,489)
Unrealized (gain) loss	5,583	(1,829)	2,147	(213)
Derivative gain, net	$(4,108)	$(3,199)	$(13,398)	$(5,702)

(1)	The three and nine months ended September 30, 2025 include $7.6 million and $11.9 million, respectively, related to the monetization of the Company’s natural gas put contracts and costless collar.

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	September 30, 2025		December 31, 2024
	Net Value	Fair Value	Net Value	Fair Value
Term Loan	$—	$—	$112,132	$109,727
11.75% Notes	—	—	272,081	278,765
10.75% Notes	341,843	338,695	—	—
TVPX Loan	8,600	8,809	9,010	9,395
Total	$350,443	$347,504	$393,223	$397,887

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 3 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“AROs”) represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Asset retirement obligations, beginning of period	$548,832	$498,815
Liabilities settled	(24,873)	(20,342)
Accretion expense	25,075	24,217
Liabilities acquired	—	17,647
Disposition of oil and natural gas properties	(1,469)	—
Liabilities incurred	1,029	—
Revisions of estimated liabilities	17,427	34,690
Asset retirement obligations, end of period	566,021	555,027
Less: Current portion	(34,528)	(45,139)
Long-term	$531,493	$509,888

NOTE 4 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	September 30,	December 31,
	2025	2024
10.75% Senior Second Lien Notes due 2029:
Principal	$350,000	$—
Unamortized debt issuance costs	(8,157)	—
Total	341,843	—

Term Loan:
Principal	—	114,159
Unamortized debt issuance costs	—	(2,027)
Total	—	112,132

11.75% Senior Second Lien Notes due 2026:
Principal	—	275,000
Unamortized debt issuance costs	—	(2,919)
Total	—	272,081

TVPX Loan:
Principal	9,100	9,925
Unamortized discount	(418)	(771)
Unamortized debt issuance costs	(82)	(144)
Total	8,600	9,010

Total debt, net	350,443	393,223
Less current portion, net	(8,600)	(27,288)
Long-term debt, net	$341,843	$365,935

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

After giving effect to this purchase, an aggregate $5.2 million principal amount of the 11.75% Notes remained outstanding. The Company then effected a legal defeasance of the 11.75% Notes by purchasing $5.9 million of government securities and depositing these government securities with the trustee. The government securities generated sufficient cash upon maturity to effect the trustee’s optional redemption on August 1, 2025 of the remaining $5.2 million of outstanding principal plus interest. The $0.5 million of excess funds were then returned to the Company. Upon the deposit of the government securities with the trustee, the Company caused the satisfaction and discharge of the indenture governing the 11.75% Notes. The trustee acknowledged such discharge and satisfaction. As a result, the Company and the Guarantors of the 11.75% Notes have been released from their remaining obligations under the indenture governing the 11.75% Notes.

These transactions were accounted for as an extinguishment and the Company recognized a loss of $15.0 million in the nine months ended September 30, 2025.

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

On September 3, 2025, the Company entered into the First Amendment to the Credit Agreement (“First Amendment”) effective as of March 1, 2025. The First Amendment amends the Credit Agreement to require that any calculation of PDP PV-10 (as defined in the Credit Agreement) deduct reasonable costs and expenses associated with asset retirement obligations. In addition, the First Amendment revises the reporting covenant to require delivery of an Excess Cash Flow Certificate (as defined in the Credit Agreement) within thirty days after the end of the calendar month in which the initial borrowing occurs and within thirty days after the end of each calendar month thereafter. In connection with the First Amendment, the Company and its guarantor subsidiaries each reaffirmed their respective obligations under the Credit Agreement and related Loan Documents (as defined in the Credit Agreement), all of which remain in full force and effect.

As of September 30, 2025, there were no borrowings outstanding under the Credit Agreement and no borrowings had been incurred under the Credit Agreement during the nine months ended September 30, 2025.

Covenants

As of September 30, 2025, the Company was in compliance with all applicable covenants.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Appeal with the Office of Natural Resources Revenue

In 2009, the Company recognized allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of its deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. As of September 30, 2025, the Company has accrued $5.0 million related to this matter, consisting of $4.7 million for the disallowed reductions and $0.3 million for estimated penalties. The Company disagrees with the position taken by the ONRR and filed an appeal with the ONRR.

On August 26, 2025, the United States District Court for the Eastern District of Louisiana issued an order on the Company’s motion for summary judgment. The Company is in discussions with the ONRR regarding release of the related litigation bond and the amount, if any, to be refunded or credited to the Company. Such discussions are currently delayed due to the federal government shutdown.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

Also on November 8, 2024, United States Fire Insurance Company (“U.S. Fire” and, together with the Sompo Sureties, USSIC and Applied, the “Sureties”) filed a petition in the United States District Court for the Southern District of Texas, Houston Division, alleging, among other things, breach of the indemnity agreement between the Company and U.S. Fire and seeking to compel the Company to provide the collateral demanded by U.S. Fire (the “U.S. Fire Litigation”). U.S. Fire has issued approximately $93.5 million in surety bonds on behalf of the Company and has requested approximately $93.5 million in cash collateral.

As of November 8, 2024, the Sureties’ aggregate collateral demands against the Company totaled approximately $183 million. In addition, Philadelphia Indemnity Insurance Company (“PIIC”) separately made a collateral demand of $71 million. No legal action has been filed by PIIC as of the date hereof. The total aggregate collateral demanded by the Sureties and PIIC is approximately $254 million as of November 8, 2024.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

On June 14, 2025, the Company entered into a Settlement and Release Agreement, dated effective as of June 13, 2025 (the “USSIC Settlement Agreement”), by and between the Company and USSIC and, on June 15, 2025, the Company entered into a Settlement Agreement, dated effective as of June 14, 2025 (the “PIIC Settlement Agreement,” and, together with the USSIC Settlement Agreement, the “Settlement Agreements”), by and between the Company and PIIC to dismiss all claims related to the Sureties Litigation without prejudice. Pursuant to the applicable Settlement Agreement, USSIC and PIIC agree that: (i) there will be no change to the 2024 premium rates paid by the Company or any of its affiliates, subsidiaries or joint venture entities, for any currently existing surety bond executed by USSIC or PIIC until after December 31, 2026, at the earliest, (ii) USSIC and PIIC withdraw all demands for collateral and agree not to request, demand, or otherwise insist on collateral, whether related to a surety bond or pursuant to the indemnity agreements, until after December 31, 2026, at the earliest; provided that such restriction shall not apply if (a) the Company does not pay premiums owed to USSIC or PIIC when due; (b) a claim is made by a third party against any bond issued by USSIC or PIIC to the Company or its affiliates or subsidiaries; (c) there is an initiation of an insolvency proceeding for the Company or any of its affiliates, subsidiaries or joint venture entities, whether voluntary or involuntary; (d) there is an uncured event of default under the indenture governing the Company’s second lien notes due 2029 that results in an acceleration, in whole or in part, of the indebtedness thereunder; or (e) the Company or its affiliates or subsidiaries initiate a lawsuit against USSIC or PIIC. Each of the Settlement Agreements also provides that, in the event that the Company enters into an agreement to provide collateral to another party in settlement of the Sureties Litigation on bonds existing as of the date of the Settlement Agreement, the Company shall, on a pro rata basis, provide substantially similar collateral to USSIC or PIIC as it does to such other party. The entry into the Settlement Agreements resulted in the withdrawal of approximately $94 million in collateral demands.

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

All of the remaining parties to the Sureties Litigation previously agreed to mediate the case until the mediator declares an impasse. As of August 2025, mediation is no longer active as the mediator has declared an impasse with respect to the surety providers that did not enter into the Settlement Agreements. The Company continues to evaluate potential avenues for resolution of the remaining related premium and collateral-related matters.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

During the nine months ended September 30, 2025, the Company incurred $1.7 million in costs related to the decommissioning obligations and, after reassessing the existing anticipated decommissioning obligations, recorded an additional $13.7 million increase in the decommissioning obligations accrual. As of September 30, 2025, the accrual for these decommissioning obligations is $34.5 million.

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

NOTE 6 — STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2025, the Company declared cash dividends of $4.7 million to holders of its common stock.

On November 5, 2025, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the fourth quarter of 2025. The dividend is to be paid on November 26, 2025 to stockholders of record at the close of business on November 19, 2025.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

During the three months ended September 30, 2025, the Company performed a valuation allowance analysis and determined that it is more likely than not that the Company’s net deferred tax assets will not be utilized and recorded a $59.9 million valuation allowance against the Company’s net deferred tax assets. As a result, the Company’s effective tax rates for the three and nine months ended September 30, 2025 were not meaningful. As of September 30, 2025, the Company has a valuation allowance of $92.6 million against all of its net deferred tax assets.

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 11.0% and 11.3%, respectively. These effective tax rates differ from the federal statutory rate primarily due to the impact of nondeductible compensation and adjustments to the Company’s valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law which, among other things, modified tax legislation affecting bonus depreciation rules and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation for property acquired and placed in service after January 19, 2025, and the use of earnings before income taxes, depreciation and amortization, rather than earnings before income taxes, with no phase-out for purposes of calculating the interest limitation for taxable years beginning after 2024. The Company calculated its quarterly tax provision following the new regulations set forth under the OBBBA.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 9 — NET LOSS PER COMMON SHARE

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(71,474)	$(36,921)	$(122,935)	$(63,783)

Weighted average common shares outstanding (basic and diluted)	148,589	147,206	148,015	147,002

Net loss per common share (basic and diluted)	$(0.48)	$(0.25)	$(0.83)	$(0.43)

Shares excluded due to being anti-dilutive (1)	14,005	3,531	14,005	3,531

(1) Includes RSUs and certain PSUs as their effect, if included, would have been anti-dilutive.

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

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	September 30,	December 31,
	2025	2024
Working capital	$191	$29
Oil and natural gas properties and other, net	25,126	28,042
Other assets	13,305	13,038
Asset retirement obligations	769	691

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Nine Months Ended September 30,
	2025	2024
Total revenues	$8,566	$8,546
Total operating expenses	6,496	5,540
Interest income	141	165

As required, the Company may call on Monza to provide cash to fund its portion of certain projects in advance of capital expenditure spending. As of both September 30, 2025 and December 31, 2024, the unused advances were $2.4 million, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2025, Monza paid cash distributions of $23.2 million, of which $4.8 million was paid to the Company.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 11 — SEGMENT INFORMATION

The Company reports its operations in one reportable segment which is engaged in the acquisition, development and production of oil, NGLs and natural gas offshore in the Gulf of America. The segment derives revenue from the sale of produced oil, NGLs and natural gas.

The measure of profit or loss that the Chief Operating Decision Maker (the “CODM”) uses to assess performance and allocate resources for the operating segment is consolidated net loss. The CODM uses consolidated net loss in deciding whether to reinvest profits into the operating segment or into other activities, such as for acquisitions or to return capital to shareholders through a combination of dividends and/or share repurchases.

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

NOTE 12 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Derivatives	$546	$868
Insurance/bond premiums	8,902	6,988
Prepaid deposits related to royalties	6,154	8,562
Prepayments to vendors	1,314	1,586
Other	590	500
Prepaid expenses and other current assets	$17,506	$18,504

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued interest	$6,353	$13,472
Accrued salaries/payroll taxes/benefits	8,493	11,623
Derivatives	30	3,731
Operating lease liabilities	1,740	1,522
Income taxes payable	48	—
Contingent P&A liability	759	1,751
Other	1,505	1,172
Total accrued liabilities	$18,928	$33,271

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$124,795	$109,003
Restricted cash	1,552	1,552
Cash, cash equivalents and restricted cash	126,347	110,555

	Nine Months Ended September 30,
	2025	2024
Non-cash investing and financing activities:
Accrual for investment in oil and natural gas properties	5,942	5,258
Right of use asset obtained in exchange for new lease liabilities	1,491	—
ARO - acquisitions, additions, dispositions and revisions, net	16,987	52,337
Government securities transferred to trustee in connection with legal defeasance	5,348	—
Legal defeasance of 11.75% Notes	5,170	—
Change in accrual for dividends declared but not paid on unvested share-based awards	201	82

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of America. As of September 30, 2025, we hold working interests in 50 producing offshore fields in federal and state waters (which include 43 fields in federal waters and seven in state waters). We currently have under lease approximately 624,700 gross acres (486,900 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 477,200 gross acres on the conventional shelf and approximately 141,900 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

On November 5, 2025, we declared a regular quarterly dividend of $0.01 per share for the fourth quarter of 2025. We expect to pay the dividend on November 26, 2025 to stockholders of record as of the close of business on November 19, 2025.

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

The Energy Information Administration (“EIA”) published its latest Short Term Energy Outlook in October 2025. The EIA is expecting that growing global oil supply and the transition away from peak summer seasonal demand will lead to significant growth in global oil inventories, causing oil prices to fall in the coming months. The EIA is forecasting that oil prices will fall to an average of $58.00 per barrel for the fourth quarter of 2025 and $48.50 per barrel in 2026. The EIA is also forecasting that Henry Hub spot prices are expected to average $3.33 per MMBtu for the fourth quarter of 2025 and $3.94 per MMBtu in 2026. The EIA is expecting that natural gas production will increase, leading to more natural gas inventory through the winter. In addition, above-average natural gas injections have increased storage levels heading into this winter.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Three Months Ended September 30,
	2025	2024	Change
Revenues:
Oil	$84,131	$90,862	$(6,731)
NGLs	4,000	5,636	(1,636)
Natural gas	37,400	23,148	14,252
Other	1,984	1,726	258
Total revenues	127,515	121,372	6,143

Production Volumes:
Oil (MBbls) (1)	1,302	1,210	92
NGLs (MBbls)	280	262	18
Natural gas (MMcf) (2)	10,159	8,289	1,870
Total oil equivalent (MBoe) (3)	3,275	2,854	421

Average daily equivalent sales (Boe/day)	35,598	31,022	4,576

Average realized sales prices:
Oil ($/Bbl)	$64.62	$75.09	$(10.47)
NGLs ($/Bbl)	14.29	21.51	(7.22)
Natural gas ($/Mcf)	3.68	2.79	0.89
Oil equivalent ($/Boe)	38.33	41.92	(3.59)
Oil equivalent ($/Boe), including realized commodity derivatives	41.29	42.40	(1.11)

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended September 30, 2025 and 2024 (in thousands):

	Price	Volume	Total
Oil	$(13,652)	$6,921	$(6,731)
NGLs	(2,021)	385	(1,636)
Natural gas	9,029	5,223	14,252
	$(6,644)	$12,529	$5,885

Production volumes increased by 421 MBoe to 3,275 MBoe during the three months ended September 30, 2025 compared to the same period in 2024 primarily related to well stimulation work and reduced downtime at our Mobile Bay fields and restoring production at our West Delta 73 and Main Pass 108 fields.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Lease operating expenses	$76,215	$72,412	$3,803
Gathering, transportation and production taxes	5,818	6,147	(329)
Depreciation, depletion and amortization	28,580	34,206	(5,626)
Asset retirement obligations accretion	8,002	7,848	154
General and administrative expenses	21,510	19,723	1,787
Total operating expenses	$140,125	$140,336	$(211)

Average per Boe ($/Boe):
Lease operating expenses	$23.27	$25.37	$(2.10)
Gathering, transportation and production taxes	1.78	2.15	(0.37)
Depreciation, depletion and amortization	8.73	11.99	(3.26)
Asset retirement obligations accretion	2.44	2.75	(0.31)
General and administrative expenses	6.57	6.91	(0.34)
Total operating expenses	$42.79	$49.17	$(6.38)

Lease operating expenses – Lease operating expenses include the expense of operating and maintaining our wells, platforms and other infrastructure primarily in the Gulf of America. These operating costs are comprised of several components including direct or base lease operating expenses, workover costs, facility maintenance expenses and hurricane repairs. Our lease operating costs, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, increased by $3.8 million during the three months ended September 30, 2025 compared to the same period in 2024. On a component basis, base lease operating expenses increased $3.9 million, workover expenses increased $1.7 million, facilities maintenance expense decreased $1.5 million and hurricane repairs decreased $0.3 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base lease operating expense. Base lease operating expenses increased primarily due to the restart of production in our West Delta 73 field.

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

Gathering, transportation and production taxes – Gathering and transportation consist of costs incurred in the post-production shipping of oil, NGLs and natural gas to the point of sale. Production taxes consist of severance taxes levied by the Alabama Department of Revenue, the Louisiana Department of Revenue and the Texas Department of Revenue on production of oil and natural gas from land or water bottoms within the boundaries of each state. Gathering, transportation and production taxes decreased $0.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a decrease of $0.7 million in gathering and transportation expenses offset by an increase of $0.4 million in production taxes.

Depreciation, depletion and amortization –  Depreciation, depletion and amortization expense (“DD&A”) is the expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas reserves. We use the full cost method of accounting for oil and natural gas activities. DD&A decreased $5.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to a decrease of $9.2 million from the decrease in the depletion rate per Mcfe offset by an increase of $3.6 million for the increase in production. The DD&A rate per Boe decreased to $8.73 per Boe for the three months ended September 30, 2025 from $11.99 per Boe for the three months ended September 30, 2024. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs and a lower depreciable base, offset by decreased proved reserves. The lower depreciable base is due to the $58.5 million in insurance proceeds and $11.9 million of proceeds from the sale of oil and natural gas properties that were included in our full cost pool.

Asset retirement obligations accretion expense – Accretion expense is the expensing of the changes in value of our ARO as a result of the passage of time over the estimated productive life of the related assets as the discounted liabilities are accreted to their expected settlement values. Accretion expense was relatively flat in the three months ended September 30, 2025 compared to the same period in 2024.

General and administrative expenses – General and administrative (“G&A”) expenses generally consist of costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production operations, bad debt expense, share-based compensation costs, audit and other fees for professional services and legal compliance. G&A expenses increased $1.8 million the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase of $1.6 million in share-based compensation costs.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Interest expense, net	$8,998	$9,992	$(994)
Derivative gain, net	(4,108)	(3,199)	(909)
Other (income) expense, net	(2,017)	15,709	(17,726)
Income tax expense (benefit)	55,991	(4,545)	60,536

Interest expense, net – Interest expense, net, decreased $1.0 million for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease of $11.5 million from the redemption of the 11.75% Notes and the repayment of the Term Loan in late January 2025, partially offset by $10.1 million incurred on the 10.75% Notes issued in late January 2025.

Derivative gain, net – During the three months ended September 30, 2025, we recorded a $4.1 million derivative gain for our derivative contracts consisting of $9.7 million of realized gains, which included $7.6 million related to the monetization of our natural gas costless collar offset by a $5.6 million of unrealized loss from the decrease in the fair value of our open contracts. During the three months ended September 30, 2024, we recorded a $3.2 million derivative gain for our natural gas derivative contracts consisting of $1.8 million of unrealized gain from the increase in the fair value of our open contracts and $1.4 million of realized gains.

Other (income) expense, net – Other (income) expense, net changed by $17.7 million for the three months ended September 30, 2025 compared to the same period in 2024 primarily related to an accrual of $16.6 million of additional expenses for net abandonment obligations related to the Company’s assumption of decommissioning obligations when certain counterparties in past divestiture transactions or third parties in existing leases have filed for bankruptcy protection or have been unable to perform required abandonment obligations during the three months ended September 30, 2024.

Income tax expense (benefit) – Our effective tax rate for the three months ended September 30, 2025 was not meaningful and differed from the federal statutory rate primarily due to the recording of a $59.9 million valuation allowance against our net deferred tax assets as it is more likely than not that all the deferred tax assets will not be utilized. Our effective tax rate for the three months ended September 30, 2024 was 11.0% and differs from the federal statutory rate primarily due to the impact of nondeductible compensation and adjustments to the valuation allowance.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Nine Months Ended September 30,
	2025	2024	Change
Revenues:
Oil	$251,861	$308,842	$(56,981)
NGLs	13,487	21,265	(7,778)
Natural gas	107,311	66,674	40,637
Other	7,090	8,135	(1,045)
Total revenues	$379,749	$404,916	$(25,167)

Production Volumes:
Oil (MBbls)	3,791	3,992	(201)
NGLs (MBbls)	725	939	(214)
Natural gas (MMcf)	27,328	25,791	1,537
Total oil equivalent (MBoe)	9,071	9,230	(159)

Average daily equivalent sales (Boe/day)	33,227	33,686	(459)

Average realized sales prices:
Oil ($/Bbl)	$66.44	$77.37	$(10.93)
NGLs ($/Bbl)	18.60	22.65	(4.05)
Natural gas ($/Mcf)	3.93	2.59	1.34
Oil equivalent ($/Boe)	41.08	42.99	(1.91)
Oil equivalent ($/Boe), including realized commodity derivatives	42.80	43.58	(0.78)

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the nine months ended September 30, 2025 and 2024 (in thousands):

	Price	Volume	Total
Oil	$(41,428)	$(15,553)	$(56,981)
NGLs	(2,929)	(4,849)	(7,778)
Natural gas	36,662	3,975	40,637
	$(7,695)	$(16,427)	$(24,122)

Production volumes decreased by 159 MBoe to 9,071 MBoe during the nine months ended September 30, 2025 compared to the same period in 2024 primarily related to low gas availability in one of our fields and a shut-in of two other fields due to solids production in two of the wells, partially offset by restoring production at our West Delta 73 field and increased production at our Mobile Bay fields due to well stimulation work and reduced downtime.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Lease operating expenses	$224,151	$217,229	$6,922
Gathering, transportation and production taxes	16,976	22,265	(5,289)
Depreciation, depletion and amortization	87,917	104,817	(16,900)
Asset retirement obligations accretion expense	25,075	24,217	858
General and administrative expenses	59,337	61,592	(2,255)
Total operating expenses	$413,456	$430,120	$(16,664)

Average per Boe ($/Boe):
Lease operating expenses	$24.71	$23.54	$1.17
Gathering, transportation and production taxes	1.87	2.41	(0.54)
Depreciation, depletion and amortization	9.69	11.36	(1.67)
Asset retirement obligations accretion expense	2.76	2.62	0.14
General and administrative expenses	6.54	6.67	(0.13)
Total operating expenses	$45.57	$46.60	$(1.03)

Lease operating expenses – Lease operating costs, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, increased $6.9 million during the nine months ended September 30, 2025 compared to the same period in 2024. On a per Boe basis, lease operating expenses increased to $24.71 per Boe during the nine months ended September 30, 2025 compared to $23.54 per Boe during the nine months ended September 30, 2024. On a component basis, base lease operating expenses increased $2.8 million, workover expenses increased $2.5 million, facilities maintenance expense increased $2.0 million and hurricane repairs decreased $0.4 million.

Base lease operating expenses increased primarily due to the restart of production in our West Delta 73 field and increased repairs and maintenance at our Main Pass 61 field partially offset by reduced operating costs at Heidelberg due to a new producer that tied into the system sharing these costs.

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

Gathering, transportation and production taxes – Gathering, transportation and production taxes decreased $5.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease of $5.7 million in gathering and transportation expenses offset by an increase of $0.4 million in production taxes. Gathering and transportation expenses decreased primarily due to lower production volumes in the nine months ended September 30, 2025 and higher processing fees for our Mobile Bay production that had to be re-routed to a different processing plant due to the shut-in of our Mobile Bay processing plant in the nine months ended September 30, 2024.

Depreciation, depletion and amortization – D&A decreased $16.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to decreases of $15.4 million from the decrease in the depletion rate per Mcfe and $1.5 million from the decrease in production. The DD&A rate decreased to $9.69 per Boe for the nine months ended September 30, 2025 from $11.36 per Boe for the nine months ended September 30, 2024. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs and a lower depreciable base, partially offset by decreased proved reserves. The lower depreciable base is due to the $58.5 million in insurance proceeds and $11.9 million of proceeds from the sale of oil and natural gas properties that were included in our full cost pool.

Asset retirement obligations accretion expense – Accretion expense increased $0.9 million in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to the increase in our ARO liability as a result of revisions to the estimates used in calculating the liability.

General and administrative expenses – G&A expenses decreased $2.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to decreases of $4.2 million in non-recurring legal and professional fees and $1.5 million in employee benefit costs due to lower medical claims costs, partially offset by a $2.1 million increase in share-based compensation costs.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Interest expense, net	$27,495	$30,228	$(2,733)
Loss on extinguishment of debt	15,015	—	15,015
Derivative gain, net	(13,398)	(5,702)	(7,696)
Other expense, net	11,122	22,189	(11,067)
Income tax expense (benefit)	48,994	(8,136)	57,130

Interest expense, net – Interest expense, net, decreased $2.7 million for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease of $30.5 million from the redemption of the 11.75% Notes and the repayment of the Term Loan in late January 2025, partially offset by $26.9 million incurred on the 10.75% Notes issued in late January 2025.

Loss on extinguishment of debt – During the nine months ended September 30, 2025, we recorded a loss on extinguishment of debt related to our January 2025 refinancing. The loss consisted of (i) $9.8 million of premiums paid on the redemption of the tendered 11.75% Notes; (ii) $4.6 million related to the write-off of unamortized debt issuance costs; (iii) $0.5 million of fees related to the refinancing; and (iv) $0.2 million related to the legal defeasance of the untendered 11.75% Notes.

Derivative gain, net – During the nine months ended September 30, 2025, we recorded a $13.4 million derivative gain for our derivative contracts consisting of $15.5 million of realized gains, which included $11.9 million related to the monetization of our natural gas put contracts and costless collar offset by $2.1 million of unrealized loss from the decrease in the fair value of our open contracts. During the nine months ended September 30, 2024, we recorded a $5.7 million derivative gain for our natural gas derivative contracts consisting of $5.5 million of realized gains and $0.2 million of unrealized gain from the increase in the fair value of our open contracts.

Other expense, net – Other expense, net decreased $11.1 million for the three months ended September 30, 2025 compared to the same period in 2024 primarily related to a $10.0 million decrease in the accrual of additional expenses for net abandonment obligations related to the Company’s assumption of decommissioning obligations when certain counterparties in past divestiture transactions or third parties in existing leases have filed for bankruptcy protection or have been unable to perform required abandonment obligations.

Income tax expense (benefit) – Our effective tax rate for the nine months ended September 30, 2025 was not meaningful and differed from the federal statutory rate primarily due to the recording of a $63.5 million valuation allowance against our net deferred tax assets as it is more likely than not that all the deferred tax assets will not be utilized. Our effective tax rate for the nine months ended September 30, 2024 was 11.3% and differed from the federal statutory rate primarily due to the impact of nondeductible compensation and adjustments to the valuation allowance.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of September 30, 2025, we had $124.8 million of unrestricted cash on hand and $50.0 million available under our New Credit Agreement. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months and beyond.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating activities	$51,303	$63,856	$(12,553)
Investing activities	31,630	(104,034)	135,664
Financing activities	(67,141)	(6,616)	(60,525)

Operating Activities

Our largest source of operating cash is collecting cash from customers and joint interest partners from sales of our products. The primary use of operating cash is to pay our suppliers, employees and others for a wide range of goods and services.

Net cash provided by operating activities decreased $12.6 million in the nine months ended September 30, 2025 compared to the corresponding period in 2024. This was primarily due to decreases of $1.6 million in net loss adjusted for certain noncash items and $10.9 million in operating cash flows from changes in operating assets and liabilities. The decrease in net loss adjusted for certain noncash items was primarily related to a $25.2 million decrease in revenues, partially offset by an $8.0 million increase in derivative settlements and receipts and decreases in cash operating expenses. The decrease in operating assets and liabilities is primarily related to higher ARO settlements and unfavorable changes in accounts payable and accrued liabilities offset by favorable changes in accounts receivable.

Investing Activities

Our principal recurring investing activity is the funding of acquisitions and investments in oil and natural gas properties to support and generate revenues from operations. Cash flows provided by (used in) investing activities were $31.6 million and $(104.0) million, respectively. During the nine months ended September 30, 2024, we paid $80.6 million related to our January 2024 acquisition and our September 2023 acquisition. Investments in oil and natural gas properties were $38.9 million and $23.2 million during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we also received $58.5 million in insurance proceeds and $11.9 million in proceeds from the sale of oil and natural gas properties. As we use the full cost method of accounting for our oil and natural gas properties, these proceeds were recorded in our full cost pool.

Financing Activities

Cash flows used in financing activities were $67.1 million and $6.6 million for the nine months ended September 30, 2025 and 2024, respectively. In connection with our debt refinancing in January 2025, we received $350.0 million in proceeds from the issuance of our 10.75% Notes and used these proceeds, along with cash on hand, to (i) purchase for cash, pursuant to the Tender Offer, $269.8 million of our 11.75% Notes; (ii) repay $114.2 million of amount outstanding under our Term Loan; (iii) purchase $5.3 million of government securities to be used in the legal defeasance of the remaining principal of our 11.75% Notes not validly tendered and accepted for purchase in the Tender Offer; and (iv) pay $21.3 million in premiums, fees and debt issuance costs.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Nine Months Ended September 30,
	2025	2024
Exploration and development
Conventional shelf (1)	$31,765	$14,917
Deepwater	5,024	6,027
Acquisitions of interests	711	80,635
Seismic and other	4,656	383
Investments in oil and gas property/equipment – accrual basis	$42,156	$101,962

(1)	Includes exploration and development capital expenditures in Alabama state waters.

As of September 30, 2025, we expect to incur an additional $18.0 million to $24.0 million of capital expenditures in the remainder of 2025, which excludes acquisitions. In our view of the outlook for the remainder of 2025, we believe this level of capital expenditure will leave us with sufficient liquidity to operate our business, while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the nine months ended September 30, 2025, we have paid $24.9 million related to these obligations. Our ARO estimates as of September 30, 2025 and December 31, 2024 were $566.0 million and $548.8 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2024 Annual Report for additional information.

Debt

As of September 30, 2025, we have $359.1 million in aggregate principal amount of long-term debt outstanding, with $9.1 million in aggregate principal coming due over the next twelve months.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 4 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2024 Annual Report.

Dividends

During the nine months ended September 30, 2025, we declared cash dividends of $4.7 million to holders of our common stock. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three and nine months ended September 30, 2025 and assuming no other items had changed, our revenue would have decreased by approximately $12.5 million and $37.2 million in the three and nine months ended September 30, 2025, respectively. This amount would be representative of the effect on operating cash flows under these price change assumptions.

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

The following table summarizes the historical results of our natural gas derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$3.68	$2.79	$3.93	$2.59
Effects of realized commodity derivatives	0.95	0.17	0.57	0.21
Average realized sales price, including realized commodity derivatives	$4.63	$2.96	$4.50	$2.80

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of September 30, 2025, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed August 2, 2023)

3.2	Fourth Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed April 26, 2023)

10.1*	Reaffirmation Agreement, dated as of September 30, 2025

10.2*	First Amendment to Credit Agreement, dated as of September 3, 2025 but effective as of March 1, 2025

10.3

First Amendment to the At-The-Market Equity Distribution Agreement, dated as of August 28, 2025 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on August 28, 2025)

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2025.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer