Form 10-K
period 2025-12-31
W&T OFFSHORE INC
filed 2026-03-16
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $162,137,940 based on the closing sale price of $1.65 per share as reported by the New York Stock Exchange on June 30, 2025.

The number of shares of the registrant’s common stock outstanding on February 28, 2026 was 148,777,698.

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

Factors (but not necessarily all the factors) that could cause results to differ include, among others:

●	the regulatory environment, including availability or timing of, and conditions imposed on, obtaining and/or maintaining permits and approvals, including those necessary for drilling and/or development projects;
●	the impact of current, pending and/or future laws and regulations, and of legislative and regulatory changes and other government activities, including those related to permitting, drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water, land, greenhouse gases or other emissions, protection of health, safety and the environment, or transportation, marketing and sale of our products;
●	inflation levels;
●	global economic trends, geopolitical risks and general economic and industry conditions, such as the global supply chain disruptions and the government interventions into the financial markets and economy in response to inflation levels and world health events;
●	volatility of oil, NGL and natural gas prices;
●	the global energy future, including the factors and trends that are expected to shape it, such as concerns about climate change and other air quality issues, the transition to a low-emission economy and the expected role of different energy sources;

●	supply of and demand for oil, NGLs and natural gas, including due to the actions of foreign producers, importantly including OPEC and other major oil producing companies (“OPEC+”) and change in OPEC+’s production levels;
●	disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver our oil and natural gas and other processing and transportation considerations;
●	inability to generate sufficient cash flow from operations or to obtain adequate financing to fund capital expenditures, meet our working capital requirements or fund planned investments;
●	price fluctuations and availability of natural gas and electricity;
●	our ability to use derivative instruments to manage commodity price risk;
●	our ability to meet our planned drilling schedule, including due to our ability to obtain permits on a timely basis or at all, and to successfully drill wells that produce oil and natural gas in commercially viable quantities;
●	uncertainties associated with estimating proved reserves and related future cash flows;
●	our ability to replace our reserves through exploration and development activities;
●	drilling and production results, lower–than–expected production, reserves or resources from development projects or higher–than–expected decline rates;
●	our ability to obtain timely and available drilling and completion equipment and crew availability and access to necessary resources for drilling, completing and operating wells;
●	changes in tax laws;
●	effects of competition;
●	uncertainties and liabilities associated with acquired and divested assets;
●	our ability to make acquisitions and successfully integrate any acquired businesses;
●	asset impairments from commodity price declines;
●	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;
●	geographical concentration of our operations;
●	the creditworthiness and performance of our counterparties with respect to our hedges;
●	impact of derivatives legislation affecting our ability to hedge;
●	failure of risk management and ineffectiveness of internal controls;
●	catastrophic events, including tropical storms, hurricanes, earthquakes, pandemics or other world health events;
●	environmental risks and liabilities under U.S. federal, state, tribal and local laws and regulations (including remedial actions);
●	potential liability resulting from pending or future litigation;
●	our ability to recruit and/or retain key members of our senior management and key technical employees;
●	information technology failures or cyberattacks;
●	governmental actions and political conditions, as well as the actions by other third parties that are beyond our control;
●	our ability to obtain surety bonds on commercially reasonable terms; expected collateral requirements under existing or future surety agreements; market factors impacting the availability of surety bonds;
●	the amount of collateral required to be posted from time to time in our hedging transactions, letters of credit, surety bonds and other secured debt; and
●	the impact of any prolonged federal government shutdown or lapse in federal appropriations that could disrupt our operations and future drilling plans and opportunities.

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

SUMMARY RISK FACTORS

The following is a summary of the principal risks described in more detail under Part I, Item 1A. Risk Factors, in this Form 10-K.

Market and Competitive Risks

●	Oil, NGL and natural gas prices can fluctuate widely due to a number of factors that are beyond our control.
●	If oil, NGL and natural gas prices decrease from their current levels, we may be required to further reduce the estimated volumes and future value associated with our total proved reserves or record impairments to the carrying values of our oil and natural gas properties.
●	Commodity derivative positions may limit our potential gains.
●	Competition for oil and natural gas properties and prospects is intense; some of our competitors have larger financial, technical and personnel resources that may give them an advantage in evaluating and obtaining properties and prospects.
●	Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.
●	If we are forced to shut-in production, we will likely incur greater costs to bring the associated production back online, and will be unable to predict the production levels of such wells once brought back online.

Operating Risks

●	Production periods and relatively short reserve lives for our Gulf of America properties may subject us to higher reserve replacement needs and may impair our ability to reduce production during periods of low oil, NGL and natural gas prices.
●	We are not insured against all of the operating risks to which our business is exposed.
●	We conduct exploration, development and production operations on the deep shelf and in the deepwater of the Gulf of America, which presents unique operating risks.
●	We may not be in a position to control the timing of development efforts, associated costs or the rate of production of the reserves from our non-operated properties.
●	We are subject to numerous risks inherent to the exploration and production of oil and natural gas.
●	We are subject to drilling and other operational hazards.
●	The geographic concentration of our properties in the Gulf of America subjects us to an increased risk of loss of revenues or curtailment of production from factors specifically affecting the Gulf of America, including hurricanes.
●	A significant portion of our production, revenue and cash flow is concentrated in our Mobile Bay Properties.
●	New technologies may cause our current exploration and drilling methods to become obsolete, and we may not be able to keep pace with technological developments in our industry.
●	Estimates of our proved reserves depend on many assumptions that may turn out to be inaccurate.
●	Prospects that we decide to drill may not yield oil or natural gas in commercial quantities or quantities sufficient to meet our targeted rates of return.
●	We may not realize all of the anticipated benefits from our future acquisitions.
●	Our future acquisitions and divestitures could expose us to potentially significant liabilities, including plugging and abandonment and decommissioning liabilities.
●	Our operations could be adversely impacted by security breaches, including cybersecurity breaches, which could affect the systems, processes and data needed to run our business.
●	Acquisitions and emerging technologies may increase our cybersecurity risk.
●	The loss of members of our senior management could adversely affect us.
●	There may be circumstances in which the interests of significant stockholders could conflict with the interests of our other stockholders.

Capital Risks

●	Our debt level could negatively affect our financial condition, results of operations and business prospects.

v

●	Our debt agreements contain restrictions that limit our abilities to incur certain additional debt or liens or engage in other transactions, which could limit growth and our ability to respond to changing conditions.
●	We have significant capital needs to conduct our operations and replace our production, and our ability to access the capital and credit markets to raise capital or refinance our existing indebtedness on favorable terms may be limited by industry conditions and financial markets.
●	If we default on our secured debt, the value of the collateral securing our secured debt may not be sufficient to ensure repayment of all such debt.
●	We may not be able to repurchase the 10.75% Senior Second Lien Notes upon a change of control.
●	We may be required to post cash collateral pursuant to our agreements with sureties under our existing or future bonding arrangements, which could have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan, our asset retirement obligations (“ARO”) plan and comply with our existing debt instruments.

Legal, Government and Regulatory Risks

●	We are subject to numerous environmental, health and safety regulations which are subject to change and may also result in material liabilities and costs.
●	We may be unable to provide financial assurances in the amounts and under the time periods required by the BOEM if the BOEM submits future demands to cover our decommissioning obligations.
●	Additional deepwater drilling laws, regulations and other restrictions, delays and other offshore-related developments in the Gulf of America may have a material adverse effect on our business, financial condition, or results of operations.
●	Our estimates of future ARO may vary significantly from period to period, and unanticipated decommissioning costs could materially adversely affect our future financial position and results of operations.
●	We are subject to numerous laws, rules, regulations and policies that can adversely affect the cost, manner or feasibility of doing business.
●	We are subject to laws, rules, regulations and policies regarding data privacy and security.
●	The Inflation Reduction Act of 2022 could accelerate the transition to a low-carbon economy and could impose new costs on our operations.
●	Changes in U.S. trade policy and the impact of tariffs may have a negative effect on our business, financial condition and results of operations.
●	A prolonged government shutdown or lapse in federal appropriations could disrupt our offshore operations and delay required regulatory approvals.
●	We are subject to risks arising from climate change, including risks related to energy transition, which could result in increased costs and reduced demand for the oil and natural gas we produce and physical risks which could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
●	Attention to environmental, social and governance (“ESG”) matters may impact our business.
●	Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.
●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
●	Our articles of incorporation and bylaws, as well as Texas law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
●	While we paid quarterly dividends during 2025, there can be no assurance that we will pay dividends in the future.

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

DOI. Department of the Interior.

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

Standardized measure of discounted future net cash flows. The discounted future net cash flows related to estimated proved reserves based on prices used in estimating the reserves, year-end costs, and statutory tax rates, at a 10 percent annual discount rate. See Financial Statements and Supplementary Data – Note 17 – Supplemental Oil and Gas Disclosures under Part II, Item 8 in this Form 10-K for additional information regarding this calculation.

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

We have continually grown our footprint in the Gulf of America through acquisitions, exploration and development. As of December 31, 2025, we held working interests in 49 offshore producing fields in federal and state waters. Our producing fields are located in federal and state waters in the Gulf of America in water depths ranging from less than 10 feet to up to 7,300 feet. The reservoirs in our offshore fields are generally characterized as having high porosity and permeability, with higher initial production rates relative to other domestic reservoirs.

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

We follow a proven and consistent business strategy:

●	Focus on free cash flow generation. Our strong production base and cost optimization has generated steady free cash flows. The Gulf of America is an area where we have developed significant technical expertise and where high production rates associated with hydrocarbon deposits have historically provided us the best opportunity to achieve high rates of return on our invested capital.
●	Maintain and optimize high-quality conventional asset base with low decline. We generate incremental production from probable reserves and possible reserves due to natural drive mechanisms. Typical fields with high-quality sands offer mechanisms superior to primary depletion and they often enjoy incremental reserve adds annually. Fewer conventional wells are required to develop these fields. While we continue to utilize proven techniques and technologies, we will also continuously seek efficiencies in our drilling, completion and production techniques in order to optimize ultimate resource recoveries, rates of return and cash flows.
●	Capitalize on unique and accretive acquisition opportunities. We strategically pursue the acquisition of compelling producing assets that generate cash flows at attractive valuations with upside potential and optimization opportunities. We may also use our capital flexibility to pursue value-enhancing, bolt-on acquisitions to opportunistically improve our positions in existing assets.

●	Reduce costs to improve margins. We grow in opportunistic ways as we manage our balance sheet prudently and reinvest free cash flow. Our existing portfolio of 200 structures (142 of which we operate) provides a key advantage when evaluating and developing prospect opportunities and serves to reduce capital expenditures and maximize our returns on capital expenditures.
●	Preserve ample liquidity and maintain financial flexibility. By operating within our free cash flow, we are able to improve liquidity and optimize our balance sheet.
●	Maintain safety, sustainability and corporate responsibility as key principles for operations across all areas of our business. We are focused on maintaining high standards of safety, environmental responsibility and corporate citizenship across all elements of our business. We closely monitor safety performance and consistently take steps to improve our performance. We strive to execute our business plan while simultaneously minimizing our environmental footprint, including emissions, potential spills and other impacts. Production from the Gulf of America continues to provide some of the lowest greenhouse gas (“GHG”) emissions intensity due to the nature of subsea wells and established offshore pipelines, and we continue to strive to lower our GHG emissions. Finally, we aim to be a good corporate citizen in the regions and communities where we operate.

We intend to execute the following elements of our business strategy in order to achieve our strategic goals:

●	Exploit existing and acquired properties to add additional reserves and production;
●	Explore for reserves on our extensive acreage holdings and in other areas of the Gulf of America;
●	Acquire reserves with substantial upside potential and additional leasehold acreage complementary to our existing acreage position at attractive prices;
●	Continue to manage our balance sheet in a prudent manner and continue our track record of financial flexibility in any commodity price environment; and
●	Carry out our business strategy in a safe and socially responsible manner.

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

We are not dependent upon, or contractually limited to, any one customer or small group of customers. In 2025, BP Products North America and Shell Trading (US) Company accounted for 33% and 17%, respectively, of our revenues from sales of oil, NGLs and natural gas. Given the commoditized nature of the products we produce and market and the location of our production in the Gulf of America, we believe the loss of any of the customers above would not result in a material adverse effect on our ability to market future oil and natural gas production, as we believe that replacement customers could be obtained in a relatively short period of time on terms, conditions, and pricing substantially similar to those currently existing.

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

Our general and excess liability policies currently provide for $300.0 million of coverage for bodily injury and property damage liability, including coverage for liability claims resulting from seepage, pollution or contamination. Our Energy Package (defined as certain insurance policies relating to our oil and natural gas properties, which include named windstorm coverage) contains multiple layers of insurance coverage for our operating activities, with higher limits of coverage for higher valued properties and wells. Under the Energy Package, the limits for well control range from $30.0 million to $500.0 million depending on the risk profile and contractual requirements. With respect to coverage for named windstorms, we have a $162.5 million aggregate limit covering one of our higher valued properties, and $150.0 million for all other properties subject to four regional retentions ranging from $1.0 million to $15.0 million on the conventional shelf properties and $7.5 million on the deepwater properties.

We believe that our coverage limits are sufficient and are consistent with our exposure; however, we cannot insure against all possible losses. As a result, any damage or loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flow.

We annually re-evaluate the purchase of insurance, coverage limits and deductibles. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. No assurance can be given that we will be able to insure our business activities at the levels we desire because of either limited market availability or unfavorable economics (limited coverage for the underlying cost).

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

Our operations on federal oil and natural gas leases in the OCS waters of the Gulf of America are subject to regulation by the BSEE, the BOEM and the ONRR, all of which are agencies of the DOI. The BSEE and the BOEM work to ensure the development of energy and mineral resources on the OCS is done in a safe and environmentally and economically responsible way. The ONRR performs the offshore royalty and revenue management functions of the former Minerals Management Service.

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

Pursuant to OCSLA, the President may withdraw from disposition any of the unleased lands of the OCS. On January 6, 2025, former President Biden issued two memoranda (“Withdrawal Memoranda”) under OCSLA that withdrew approximately 625 million acres of the U.S. OCS, including the Eastern Planning Area of the Gulf of America, from being considered for new oil or natural gas leases, including for exploration, development and production. However, the Western and Central Planning Areas in the Gulf of America were not included in President Biden’s withdrawal.

On January 20, 2025, President Trump issued an Executive Order revoking President Biden’s Withdrawal Memoranda and the U.S. Secretary of the Interior subsequently issued an order directing the DOI to “take all actions available to expedite the leasing of the OCS for oil and gas exploration and production.” Both President Biden’s and President Trump’s actions described above with respect to OCSLA have been challenged in federal district courts. On October 2, 2025, the U.S. District Court for the Western District of Louisiana granted in part a motion for summary judgment filed by plaintiffs challenging the Withdrawal Memoranda, including the States of Louisiana, Alaska, Georgia and Mississippi, the Gulf Energy Alliance and the American Petroleum Institute, declaring that the Withdrawal Memoranda are unlawful because they exceed the authority granted to the President under section 12(a) of the OCSLA. The challenge to President Trump’s revocation of the Withdrawal Memoranda remains ongoing. Earlier in 2025, the Secretary of the Interior directed BOEM to initiate steps to develop a new schedule for offshore oil and natural gas lease sales in the OCS, which, once finalized, will be the 11th National OCS Program replacing the current 2024-2029 National OCS Program that includes just three lease sales in the Gulf of America. In June 2025, the public comment period on BOEM’s request for information and comments on the preparation of the 11th National OCS Program closed.

In November 2025, the DOI announced the first proposal for the 2026 - 2031 OCS Program. This proposed OCS Program includes sales of five oil and natural gas leases in the western and central Gulf of America, where existing leasing is concentrated. It also includes two lease sales (one in 2029 and one in 2030) in the eastern Gulf of America that is currently withdrawn from leasing. Most of the eastern Gulf of America has not previously been leased, and no commercial production has occurred there to date. The Gulf of Mexico Energy Security Act of 2006 (the “GOMESA”) had prohibited oil and natural gas leasing in a defined area of the eastern Gulf of America. Although the GOMESA moratorium expired on June 30, 2022, President Trump effectively extended this moratorium for another decade by withdrawing this area from leasing consideration through June 2032. Some Members of Congress and other stakeholders wish to make the Eastern Gulf leasing moratorium permanent. By contrast, oil and natural gas industry groups and some others have advocated for shrinking the area covered by the ban, or eliminating the ban before its scheduled expiration date. Although the public comment period on the proposed OCS Program (1st Analysis and Proposal) ended on January 23, 2026, the proposed OCS Program remains subject to further analysis, comment, revision, approval and additional comments.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA requires two oil and natural gas lease sales each year through 2040 in the Gulf of America region. These would be in addition to offshore oil and natural gas lease sales mandated under the 2026 – 2031 OCS Program. The first sale was held in December 2025 and generated over $300 million in high bids for 181 blocks across 80 million acres. A second sale is proposed for March 2026. The OBBBA also rolled back the Inflation Reduction Act’s royalty rate increase for offshore leases, returning the minimum royalty rate to 12.5% and eliminating royalty payments on natural gas produced from federal land and consumed or lost through venting, flaring or negligent release during upstream operations.

Decommissioning and Financial Assurance Requirements

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities in the OCS. In April 2024, BOEM released a final rule that changed the way BOEM evaluates the financial health of companies and offshore assets in setting financial assurance requirements. Under the new rule, BOEM revised the criteria for determining whether OCS oil and natural gas lessees and grant holders are required to provide supplemental financial assurance to backstop their decommissioning obligations. On April 8, 2025, pursuant to the directives described in Business – Environmental, Health and Safety Matters and Government Regulations under Part I, Item I contained herein, the DOI, through a joint filing in the U.S. District Court for the Western District of Louisiana (Case no. 2:24-cv-00820), indicated that it will not seek supplemental financial assurance in the Gulf of America except in the case of (a) sole liability properties and (b) certain non-sole liability properties that do not have a financially strong co-owner or predecessor in title and meet other conditions. In May 2025, the DOI announced its intent to revise this rule, and in March 2026, BOEM published a proposed rule setting forth amendments to the existing financial assurance regulatory framework. The proposed rule would, among other things, (i) permit BOEM to consider the financial strength of predecessors with joint and several liability when determining whether supplemental financial assurance is required, (ii) revise the level of BSEE probabilistic estimates of decommissioning cost used for determining the amount of supplemental financial assurance required from P70 to P50, (iii) provide BOEM with discretion, in circumstances where decommissioning is scheduled to occur within one year of a supplemental financial assurance demand, to accept third-party decommissioning contracts or decommissioning schedules in lieu of requiring new supplemental financial assurance, (iv) eliminate the requirement that a lessee challenging a supplemental financial assurance demand post an appeal bond equal to the amount of the demand in order to obtain a stay pending appeal, and (v) explicitly recognize dual-obligee bonds (which identify multiple obligees) as an acceptable form of financial assurance. The proposed rule is subject to a 60-day public comment period, which is expected to end on May 8, 2026.

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

Climate Change

The return of President Trump to the White House in January 2025 triggered a sweeping rollback of United States climate policy, reversing many of the initiatives introduced under former President Biden. In January 2025, President Trump announced that the United States was withdrawing from the United Nations-sponsored “Paris Agreement.” He also issued additional executive orders aimed at boosting fossil fuels and undoing Biden-era initiatives to limit GHG emissions. He declared a national energy emergency and revoked many of President Biden’s executive orders on climate change. New orders instruct agencies to roll back restrictions on offshore drilling and reconsider protections for Alaska’s Arctic National Wildlife Refuge. President Trump also issued a moratorium on new wind power projects on federal lands, pausing new leases and permits for both onshore and offshore wind farms. He revoked an executive order that compelled government regulators to assess the risks of climate change to the financial system and he instructed agencies to review any regulations that might “burden the development of domestic energy resources.” These executive orders and the subsequent changes to regulations have had a tangible impact on the regulatory environment as it relates to climate change. Additionally, on February 12, 2026, EPS Administrator Lee Zeldin signed a final rule repealing the EPS’s 2009 finding that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment. We anticipate that the final rule, one published in the Federal Register, will be the subject of widespread litigation.

In March 2024, the EPA published its final rule establishing more stringent methane rules for new, modified, and reconstructed facilities, known as Quad Ob, as well as standards for existing sources for the first time ever, known as Quad Qc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. In July 2025, the EPA published its interim final rule extending certain compliance deadlines by 18 months. We are unable to predict the expected cost to comply with such requirements.

The Inflation Reduction Act of 2022 (the “IRA”) imposed the first ever federal fee on GHG emissions through a methane emissions charge. Under this rule, the methane emissions charge for 2024 was established at $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. However, in February 2025, Congress voted to overturn the EPAs’ waste emissions charge rule, which was signed into law on March 14, 2025. On May 12, 2025, the EPA issued a final rule to remove the waste emissions charge regulations from the Code of Federal Regulations, rendering the rule null and void. Although the rule has been overturned, the implementation of revised air emission standards could result in stricter permitting requirements, which could delay, limit or prohibit our ability to obtain such permits and result in increased compliance costs on our operations, including expenditures for pollution control equipment, the costs of which could be significant.

In addition, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the “FDIC”) released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. These principles to limit funding to companies in fossil fuel-related industries could have adversely affected our liquidity or access to capital. In October 2025, the FDIC formally rescinded these principles.

Separately, the U. S. Securities and Exchange Commission (“SEC”) issued a final rule in March 2024 that established a framework for the reporting of climate risks, targets and metrics. In April 2024, less than a month after the issuance of the final rule, the SEC issued an order staying the rules in April 2024. In March 2025, the SEC voted to end its defense of this rule, effectively withdrawing its support for the regulation. However, the rule remains on hold pending such legal challenges, which are currently held in abeyance by the Eighth Circuit Court of Appeals until such time as the SEC determines whether the rule will be rescinded, repealed, modified or defended in litigation. Although the rule has been stayed, any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs resulting from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations or requirements of financial institutions.

Although the Trump Administration has signaled a rollback of the climate regulatory environment, continuing political and social attention to the issue of climate change has resulted in both existing and proposed international agreements and national, regional, and local legislation and regulatory measures to limit GHG emissions and mitigate the effects of climate change. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG emissions reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Compliance with these rules or others could result in increased compliance costs on our operations.

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

Human Capital Resources

As of December 31, 2025, we had approximately 370 employees who conduct our business in Texas, Alabama, Louisiana and the Gulf of America. Our workforce in Texas is primarily composed of our corporate employees, including our executive officers, drilling and production managers, technical engineers and administrative and support staff. Our employees in Alabama, Louisiana and the Gulf of America are primarily composed of skilled labor who conduct our field operations and manage third-party personnel used in support of our field operations.

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

Our highest priorities are the safety of all personnel and protection of the environment. We actively promote the highest standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local and natural regulations. To drive a culture of personnel safety in our operations, we operate under a comprehensive Safety and Environmental Management System (“SEMS”). Our 2025 total recordable incident rate for employees was 0.24, which is far below the industry average for the Gulf of America from 2024 of 0.58. Although incident reporting practices are subject to some subjectivity and vary by operator, we have historically had below average incident rates compared to the industry average for the Gulf of America, and we strive to continue to excel at protecting our personnel. Our Health, Safety, Environmental and Regulatory (“HSE&R”) group is comprised of a Vice President, HSE&R and 15 staff personnel, including managers. The group works with field personnel to create and regularly review safety policies and procedures, in an effort to support continuous improvement of our SEMS. Our board of directors reviews our material safety metrics on a quarterly basis. Safety and Environmental metrics are incorporated into employee evaluations when determining compensation.

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

The price we receive for our oil, NGLs and natural gas production directly affects our revenues, profitability, access to capital, ability to produce these commodities economically and future rate of growth. Historically, oil, NGLs and natural gas prices have been volatile and subject to wide price fluctuations in response to domestic and global changes in supply and demand, economic and legal forces, events and uncertainties, and numerous other factors beyond our control, including:

●	general economic conditions and level of economic growth, including low or negative growth;
●	changes in global supply and demand for oil, NGLs and natural gas;
●	events that impact global market demand, such as a pandemic or other world health event;
●	production quotas or other actions that might be imposed by OPEC+, including a potential increase in OPEC+ oil supply and any related impact on global oil prices and domestic oil production;
●	the price and quantity of imports of foreign oil, NGLs, natural gas and liquefied natural gas into the U.S.;
●	acts of war, terrorism or political instability in oil producing countries (e.g. the invasion of Ukraine by Russia and conflicts in the Middle East, including the recent escalation involving Iran and recent U.S. intervention in Venezuela);
●	domestic and foreign governmental regulations and taxes;
●	U.S. federal, state and foreign government policies and regulations regarding current and future exploration and development of oil and gas;
●	political conditions and events, including embargoes and moratoriums, affecting oil-producing activities;
●	the level of domestic and global oil and natural gas exploration and production activities;
●	the level of global oil, NGLs and natural gas inventories;
●	adverse weather conditions and exceptional weather conditions, including severe weather events in the U.S. Gulf Coast;
●	technological advances affecting energy consumption and the availability and cost of alternative energy sources;
●	the price, availability and acceptance of alternative fuels;
●	speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;
●	cyberattacks on our information infrastructure or systems controlling offshore equipment;
●	activities by non-governmental organizations to restrict the exploration and production of oil and natural gas so as to minimize or eliminate future emissions of carbon dioxide, methane gas and other GHGs;
●	the effect of energy conservation efforts;

●	the availability of pipeline and other transportation alternatives and third-party processing capacity; and
●	geographic differences in pricing.

Extended periods of lower prices for oil, NGLs and natural gas can have a material adverse impact on our results of operations, financial condition and liquidity. Among other things, our earnings, cash flows and capital expenditure programs could be negatively affected, as could our production and our estimates of proved reserves. A significant or sustained decline in liquidity could adversely affect our credit ratings, potentially increase financing costs and reduce access to capital markets. We may be unable to realize anticipated cost savings and expenditure reductions that are intended to compensate for such downturns. In addition, extended periods or low commodity prices can have a material adverse impact on the results of operations, financial condition and liquidity of our suppliers, vendors, partners and customers upon which our own results of operations and financial condition depend.

If oil, NGL and natural gas prices decrease from their current levels, we may be required to further reduce the estimated volumes and future value associated with our total proved reserves or record impairments to the carrying values of our oil and natural gas properties.

Lower future oil, NGLs and natural gas prices may reduce our estimates of the proved reserve volumes that may be economically recovered, which would reduce the total volumes and future value of our proved reserves. Under the full cost method of accounting for oil and gas producing activities, a ceiling test is performed at the end of each quarter to determine if our oil and gas properties have been impaired. Capitalized costs of oil and gas properties are generally limited to the present value of future net revenues of proved reserves based on the average price of the 12-month period prior to the ending date of each quarterly assessment using the unweighted arithmetic average of the first-day-of-the-month price for each month within such period. Impairments of our oil and gas properties are more likely to occur during prolonged periods of depressed oil, NGLs and natural gas pricing. While we have not recorded an impairment of our oil and gas properties during 2025, any further decreases in commodity pricing could cause an impairment, which would result in a non-cash charge to earnings.

Commodity derivative positions may limit our potential gains.

In order to manage our exposure to price risk in the marketing of our production, we have entered into commodity derivative positions with respect to a portion of our expected future production from oil and natural gas, and may in the future enter into commodity derivative positions with respect to oil or natural gas. See Financial Statements and Supplementary Data– Note 10 –Financial Instruments under Part II, Item 8 in this Form 10-K for additional information on our derivative contracts and transactions. While these commodity derivative positions are intended to reduce the effects of price volatility, they may also limit future income if prices were to rise substantially over the price established by such positions. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which there is a widening of price differentials between delivery points for our production and the delivery points assumed in the hedge arrangements or the counterparties to the derivative contracts fail to perform under the terms of the contracts.

Competition for oil and natural gas properties and prospects is intense; some of our competitors have larger financial, technical and personnel resources that may give them an advantage in evaluating and obtaining properties and prospects.

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil, NGLs and natural gas and securing trained personnel. Many of our competitors have financial resources that allow them to obtain substantially greater technical expertise and personnel than we have. We actively compete with other companies in our industry when acquiring new leases or oil and natural gas properties. For example, new leases acquired from the BOEM are acquired through a “sealed bid” process and are generally awarded to the highest bidder. Our competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our competitors may also be able to pay more to acquire productive oil and natural gas properties and exploratory prospects than we are able or willing to pay or finance. Finally, companies with larger financial resources may have a significant advantage in terms of meeting any potential new bonding or financial assurance requirements. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

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

A portion of our oil and natural gas is processed for sale on platforms owned by third parties with no economic interest in our wells and no other processing facilities would be available to process such oil and natural gas without significant investment by us. In addition, third-party platforms could be damaged or destroyed by tropical storms, hurricanes or other weather events, which could reduce or eliminate our ability to market our production. As of December 31, 2025, two fields, accounting for approximately 1.0 MMBoe (or 0.8%) of our total proved reserves, are tied back to separate, third-party owned platforms. Although we have entered into contracts for the process of our production with the owners of such platforms, there can be no assurance that the owners of such platforms will continue to process our oil and natural gas production.

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

All of our current production is from the Gulf of America. Proved reserves in the Gulf of America generally have shorter reserve lives than proved reserves in many other producing regions of the United States, in part due to the difference in rules related to booking PUDs between conventional and unconventional basins. Our independent petroleum consultant estimates that 34.0% of our total proved reserves as of December 31, 2025 will be depleted within three years. As a result, our need to replace proved reserves and production from new investments is relatively greater than that of producers who recover lower percentages of their proved reserves over a similar time period, such as those producers who have a larger portion of their proved reserves in areas other than the Gulf of America.

Exploring for, developing or acquiring reserves is capital intensive and uncertain. We may not be able to economically find, develop or acquire additional reserves or make the necessary capital investments if our cash flows from operations decline or external sources of capital become limited or unavailable. Our need to generate revenues to fund ongoing capital commitments or repay debt may limit our ability to slow or shut-in production from producing wells during periods of low prices for oil and natural gas. We cannot assure you that our future exploitation, exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs. Further, current market conditions may adversely impact our ability to obtain financing to fund acquisitions, and further lower the level of activity and depress values in the oil and natural gas property sales market.

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

We annually re-evaluate the purchase of insurance, policy limits and terms. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable, and we may elect to maintain minimal or no insurance coverage. The occurrence of a significant event for which our losses are not fully insured or indemnified, or for which the insurance companies will not pay our claims, could have a material adverse effect on our financial condition and results of operations.

In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. Currently, the OPA requires owners and operators of offshore oil production facilities to have ready access to between $35.0 million and $150.0 million, which amount is based on a worst case oil spill discharge volume demonstration that can be used to cover costs that could be incurred in responding to an oil spill at our facilities on the OCS. We are currently required to demonstrate that we have ready access to $70.0 million. If OPA is amended to increase the minimum level of financial responsibility, we may experience difficulty in providing financial assurances sufficient to comply with this requirement.

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

As of December 31, 2025, we operate 86.7% of our wells. For those wells that we do not operate, we have limited ability to exercise influence over the operations and their associated costs. Our dependence on the operator and other working interest owners and our limited ability to influence operations and associated costs of properties operated by others could prevent the realization of anticipated results in drilling or acquisition activities.

We are subject to numerous risks inherent to the exploration and production of oil and natural gas.

Oil and natural gas exploration and production activities involve certain risks that a combination of experience, knowledge and careful evaluation may not be able to overcome. Our future success will depend on the success of our exploration and production activities and on the future existence of the infrastructure and technology that will allow us to take advantage of our findings. Additionally, some of our properties are located in deepwater, which generally increases the capital and operating costs, technical challenges and risks associated with exploration and production activities. As a result, our exploration and production activities are subject to numerous risks, including the risk that drilling will not result in commercially viable production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of seismic data through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.

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

For 2025, approximately 36% of our production and 20% of our total revenue was attributable to our interests in certain oil and natural gas leasehold interests and associated wells and units located off the coast of Alabama, in state coastal and federal Gulf of America waters approximately 70 miles south of Mobile, Alabama (the “Mobile Bay Properties”). This concentration means that any impact on our production from this field, whether because of mechanical problems, adverse weather, well containment activities, changes in the regulatory environment or otherwise, could have a material adverse effect on our business. During 2025, our Mobile Bay Properties were shut-in for various reasons, including compressor problems and downstream operated plant issues. These shut-ins resulted in deferred production of approximately 686 MBoe based on production rates prior to the shut-ins. Any additional shut-ins, depending on the duration of the shut-in, could have a material adverse impact on our business. In addition, if the actual reserves associated with the Mobile Bay Properties are less than our estimated reserves, such a reduction of reserves could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New technologies may cause our current exploration and drilling methods to become obsolete, and we may not be able to keep pace with technological developments in our industry.

The oil and natural gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies (such as the use of artificial intelligence and machine learning). As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies, provide enhancements and new integrations from our existing platforms, develop new products that achieve market acceptance or innovate quickly enough to keep pace with rapid technological developments at a substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages, and that may in the future, allow them to implement new technologies before we can. We rely heavily on the use of advanced seismic technology to identify exploitation opportunities and to reduce our geological risk. Seismic technology or other technologies that we may implement in the future may become obsolete. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our business, results of operations and financial condition may be materially adversely affected.

Estimates of our proved reserves depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in the estimates or underlying assumptions will materially affect the quantities of and present value of future net revenues from our proved reserves. Our actual recovery of reserves may substantially differ from our estimated proved reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves at December 31, 2025.

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

You should not assume that the standardized measure of discounted future net cash flows or the present value of future net revenues from our proved oil and natural gas reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month unweighted first-day-of-the-month average price for each product and costs in effect on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

At December 31, 2025, approximately 6% of our estimated proved reserves (by volume) were undeveloped. Any or all of our PUD reserves may not be ultimately developed or produced or may not be ultimately produced during the time periods we plan or at the costs we budget, which could result in the write-off of previously recognized reserves. Recovery of PUD reserves generally requires significant capital expenditures and successful drilling or waterflood operations. Our reserve estimates include the assumptions that we incur capital expenditures to develop these undeveloped reserves and the actual costs and results associated with these properties may not be as estimated. Any material inaccuracies in these reserve estimates or underlying assumptions materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

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

We expect to grow by expanding the exploitation and development of our existing assets, in addition to making targeted acquisitions in the Gulf of America. We may not realize all of the anticipated benefits from future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including higher than expected acquisition and operating costs or other difficulties, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices. This could lead to potential adverse short-term or long-term effects on our financial and operating results.

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

We rely on our information technology (“IT”) infrastructure and management information systems to operate and record aspects of our business. Although we take security measures to protect against cybersecurity risks, including unauthorized access to our confidential and proprietary information, our security measures may not be able to detect or prevent every attempted breach. Similar to other companies, we have experienced cyber-attacks, although we have not suffered any material losses related to such attacks as of the date of this Form 10-K. Security breaches include, among other things, illegal hacking, computer viruses, interference with treasury function, theft or acts of vandalism or terrorism. A breach could result in an interruption in our operations, malfunction of our platform control devices, disabling of our communication links, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer or employee data, violation of privacy or other laws and exposure to litigation. Any of these security breaches could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Geopolitical tensions, sanctions, and retaliatory actions could result in increased cybersecurity attacks against U.S. companies.

Acquisitions and emerging technologies may increase our cybersecurity risk.

As we pursue our strategy to grow through acquisitions and implement new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain new technologies that we may evaluate or deploy, such as use of autonomous vehicles, remote-controlled equipment, virtual reality, automation and artificial intelligence, present new and significant cybersecurity and safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

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

As of December 31, 2025, we had $358.8 million of principal amount of long-term debt outstanding. Our level of indebtedness has important consequences on our operations, including:

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

In January 2025, we issued $350.0 million in aggregate principal amount of our 10.75% Senior Second Lien Notes due 2029 (the “10.75% Notes”) and entered into a new credit agreement with initial bank lending commitments of $50.0 million with a letter of credit sublimit of $10.0 million (the “Credit Agreement”). The indenture (the “2025 Indenture”) governing our 10.75% Notes and our Credit Agreement contain a number of significant restrictive covenants in addition to covenants restricting the incurrence of additional debt. These covenants limit our ability and the ability of certain subsidiaries, among other things, to:

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

Our Credit Agreement requires us, among other things, to maintain certain financial ratios and satisfy certain financial condition tests. These restrictions may also limit our ability to obtain future financings, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us from the restrictive covenants under our 2025 Indenture and our Credit Agreement.

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

Our Credit Agreement and our 10.75% Notes are secured by various liens on our oil and natural gas properties. Any future borrowings under our Credit Agreement would be secured on a first priority basis by the assets securing the 10.75% Notes. If the proceeds of the sale of the collateral securing the 10.75% Notes or any future indebtedness incurred under the Credit Agreement are not sufficient to repay all amounts due in respect of such debt, then claims against our remaining assets to repay any amounts still outstanding under our secured obligations would be unsecured, and our ability to pay our other unsecured obligations and any distributions in respect of our capital stock would be significantly impaired.

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

On August 14, 2024, we filed a complaint seeking declaratory relief (the “Original Complaint”) in the U.S. District Court for the Southern District of Texas, Houston Division, against Endurance Assurance Corporation and Lexon Insurance Company (the “Sompo Sureties”), providers of private and government-required surety bonds that secure decommissioning obligations we may have with respect to certain of our oil and natural gas assets (the “Sompo Sureties Litigation”). As described in the Original Complaint, we have paid all negotiated premiums associated with the bonds issued by the Sompo Sureties prior to the Original Complaint and have not suffered a material change to our financial status. Despite this, the Sompo Sureties issued us written demands requesting we provide collateral to the Sompo Sureties. On October 9, 2024, the Sompo Sureties filed an answer and counterclaim alleging breach of contract due to our failure to provide the collateral demanded by the Sompo Sureties. The Sompo Sureties originally issued approximately $55.0 million in surety bonds on our behalf. However, the BOEM cancelled a $13.1 million bond after we fulfilled our decommissioning obligations. Despite this, the Sompo Sureties have requested approximately $55.0 million in cash collateral.

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

On June 14, 2025, we entered into a Settlement and Release Agreement, dated effective as of June 13, 2025 (the “USSIC Settlement Agreement”), by and between us and USSIC and, on June 15, 2025, we entered into a Settlement Agreement, dated effective as of June 14, 2025 (the “PIIC Settlement Agreement,” and, together with the USSIC

Settlement Agreement, the “Settlement Agreements”), by and between us and PIIC to dismiss all claims related to the Sureties Litigation without prejudice. Pursuant to the applicable Settlement Agreement, USSIC and PIIC agree that: (i) there will be no change to the 2024 premium rates paid by us or any of its affiliates, subsidiaries or joint venture entities, for any currently existing surety bond executed by USSIC or PIIC until after December 31, 2026, at the earliest, (ii) USSIC and PIIC withdraw all demands for collateral and agree not to request, demand, or otherwise insist on collateral, whether related to a surety bond or pursuant to the indemnity agreements, until after December 31, 2026, at the earliest; provided that such restriction shall not apply if (a) we do not pay premiums owed to USSIC or PIIC when due; (b) a claim is made by a third party against any bond issued by USSIC or PIIC to us or its affiliates or subsidiaries; (c) there is an initiation of an insolvency proceeding for us or any of its affiliates, subsidiaries or joint venture entities, whether voluntary or involuntary; (d) there is an uncured event of default under the indenture governing our second lien notes due 2029 that results in an acceleration, in whole or in part, of the indebtedness thereunder; or (e) we or our affiliates or subsidiaries initiate a lawsuit against USSIC or PIIC. Each of the Settlement Agreements also provides that, in the event that we enter into an agreement to provide collateral to another party in settlement of the Sureties Litigation on bonds existing as of the date of the Settlement Agreement, we shall, on a pro rata basis, provide substantially similar collateral to USSIC or PIIC as it does to such other party. The entry into the Settlement Agreements resulted in the withdrawal of approximately $94 million in collateral demands. On June 30, 2025, we announced that the presiding judge in the Sureties Litigation recommended denying the requests for preliminary injunction submitted by two surety providers. The preliminary injunction would have required us to immediately post $105 million of collateral. The recommendation would effectively nullify all current collateral requests related to the Sureties Litigation by the surety providers and we will not be required to post collateral (if at all) until a determination on the merits of the Sureties Litigation with the remaining surety providers.

All of the remaining parties to the Sureties Litigation previously agreed to mediate the case until the mediator declares an impasse. Mediation is no longer active as the mediator has declared an impasse with respect to the surety providers that did not enter into the Settlement Agreements. We continue to evaluate potential avenues for resolution of the remaining related premium and collateral-related matters.

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

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities in the OCS. In April 2024, BOEM released a final rule that changes the way BOEM evaluates the financial health of companies and offshore assets in setting financial assurance requirements. Under the new rule, BOEM revised the criteria used for determining whether OCS oil and natural gas lessees and grant holders are required to provide supplemental financial assurance to backstop their decommissioning obligations. Following the announcement of the new rule, a series of lawsuits from both states and industry groups were filed against BOEM to block the implementation of the new rule. On April 8, 2025, the DOI, through a joint filing in the U.S. District Court for the Western District of Louisiana (Case no. 2:24-cv-00820), indicated that it will not seek supplemental financial assurance in the Gulf of America except in the case of (a) sole liability properties and (b) certain non-sole liability properties that do not have a financially strong co-owner or predecessor in title and meet other conditions.

In May 2025, the DOI announced its intent to revise this rule, and in March 2026, BOEM published a proposed rule setting forth amendments to the existing financial assurance regulatory framework. The proposed rule would, among other things, (i) permit BOEM to consider the financial strength of predecessors with joint and several liability when determining whether supplemental financial assurance is required, (ii) revise the level of BSEE probabilistic estimates of decommissioning cost used for determining the amount of supplemental financial assurance required from P70 to P50, (iii) provide BOEM with discretion, in circumstances where decommissioning is scheduled to occur within one year of a supplemental financial assurance demand, to accept third-party decommissioning contracts or decommissioning schedules in lieu of requiring new supplemental financial assurance, (iv) eliminate the requirement that a lessee challenging a supplemental financial assurance demand post an appeal bond equal to the amount of the demand in order to obtain a stay pending appeal, and (v) explicitly recognize dual-obligee bonds (which identify multiple obligees) as an acceptable form of financial assurance. The proposed rule is subject to a 60-day public comment period, which is expected to end on May 8, 2026.

A failure to comply with BOEM’s financial assurance requirements could cause BOEM to commence enforcement proceedings or take other remedial action against us, including assessing civil penalties, suspending operations or production, or initiating procedures to cancel leases, which, if upheld, would have a material adverse effect on our business, properties, results of operations and financial condition. In addition, if we are required to provide collateral in the form of cash or letters of credit, our liquidity position could be negatively impacted, and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures.

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

We have divested, as assignor, various leases, wells and facilities located in the Gulf of America where the purchasers, as assignees, typically assume all abandonment obligations acquired. Certain of these counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws, such as the OCSLA, could impose joint and several strict liability and require predecessor assignors, such as us, to assume such obligations. As of December 31, 2025, we have $36.2 million of loss contingency recorded related to anticipated decommissioning obligations. See Part II, Item 8. Financial Statements and Supplementary Data — Note 5 — Commitments and Contingencies for more information.

We are subject to numerous laws, rules, regulations and policies that can adversely affect the cost, manner or feasibility of doing business.

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

The IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives offered for various clean energy industries could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

Changes in U.S. trade policy and the impact of tariffs may have a negative effect on our business, financial condition and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs.

There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the process for potential refunds remains unclear. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in decreased demand and price for the commodities that we produce, increase our operating costs and contribute to inflation in the markets in which we operate.

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

A prolonged government shutdown or lapse in federal appropriations could disrupt our offshore operations and delay required regulatory approvals.

From time to time, the U.S. federal government has experienced periods of prolonged shutdowns. A prolonged government shutdown, lapse in federal appropriations or other resulting restrictions on federal agency operations could result in significant delays or interruptions in future federal lease sales, permitting, inspections, approvals, decommissioning plans, and other agency actions (including actions by BOEM, BSEE, US. Coast Guard) upon which our offshore exploration, development and production activities in the U.S. Gulf of America depend. Such delays could increase project timelines, cause suspension or postponement of planned drilling plans, completion, tie-ins or platform work, and could decrease production, postpone capital projects, increase other costs or delay revenues, which could have a material adverse effect on our business, results of operations and cash flows.

In addition, a government shutdown could affect supply-chain timing and create macroeconomic uncertainty that affects commodity markets and project financing which could materially adversely affect our financial condition, liquidity and results of operations.

We are subject to risks arising from climate change, including risks related to energy transition, which could result in increased costs and reduced demand for the oil and natural gas we produce and physical risks which could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

The return of President Trump to the White House in January 2025 triggered a sweeping rollback of United States climate policy, reversing many of the initiatives introduced under former President Biden. In January 2025, President Trump announced that the United States was withdrawing from the United Nations-sponsored “Paris Agreement.” He also issued additional executive orders aimed at boosting fossil fuels and undoing Biden-era initiatives to limit GHG emissions. He declared a national energy emergency and revoked many of Biden’s executive orders on climate change. New orders instruct agencies to roll back restrictions on offshore drilling and reconsider protections for Alaska’s Arctic National Wildlife Refuge. President Trump also issued a moratorium on new wind power projects on federal lands, pausing new leases and permits for both onshore and offshore wind farms. He revoked an executive order that compelled government regulators to assess the risks of climate change to the financial system and he instructed agencies to review any regulations that might “burden the development of domestic energy resources.” These executive orders and the subsequent changes to regulations have had a tangible impact on the regulatory environment as it relates to climate change. Additionally, on February 12, 2026, EPS Administrator Lee Zeldin signed a final rule repealing the EPS’s 2009 finding that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment. We anticipate that the final rule, one published in the Federal Register, will be the subject of widespread litigation.

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

Additionally, attention from consumers and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial preferences and behavior and societal pressure on companies to address climate change may result in increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, geothermal, tidal and biofuels as well as electric vehicles) and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services. These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products, as well as the demand for, and in turn the prices of, oil and natural gas products.

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

While we paid quarterly dividends during 2025, there can be no assurance that we will pay dividends in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We maintain a comprehensive cyber risk management program designed to identify, assess, mitigate, and monitor cybersecurity threats across both our corporate and operational technology environments. This program is integrated within our IT and risk management systems and addresses both the corporate and the operational IT environment.

Our program is aligned with recognized industry standards, including the National Institute of Standards and Technology (the “NIST”), the Control Objectives for Information Technologies and ISO 27001, and is evaluated annually by our internal audit department against these frameworks.

Our information security practices emphasize strong governance, well-defined policies and continuous improvement to safeguard critical systems and data. We maintain a structured incident-response framework consistent with NIST guidelines, ensuring that any security events are promptly identified, assessed, and escalated to the appropriate leadership. Our incident response framework applies to our personnel, including contractors and partners that perform functions or services that require securing our information assets, and to all devices and networks that we own. The response framework details the coordinated, multi-functional approach for investigating, containing, and mitigating incidents. This process supports coordinated decision-making and maintains clear communication with senior management and our board of directors when necessary. Cybersecurity incidents are escalated based on predefined criteria to our Chief Information Officer (“CIO”) & Chief Information Security Officer (“CISO”), General Counsel, senior leadership, and, when appropriate, the Audit Committee and our board of directors.

The program is led by our CIO and CISO, who oversees the identification and management of information security risks.

Our CIO & CISO brings extensive experience in both Information Technology and Operational Technology security and holds the following professional certifications:

●	Certified Information Systems Security Professional (CISSP)
●	Certified Information Systems Auditor (CISA)
●	Certified in Risk and Information Systems Control (CRISC)

In addition to these credentials, our CIO & CISO is an active member of InfraGard, ISC2, and ISACA, and serves as an advisory board member for multiple cybersecurity industry organizations.

We require all employees to complete mandatory security training during onboarding and annual refresher training thereafter. We also engage qualified third-party partners to support key cybersecurity functions, including managed detection and response, antivirus monitoring, penetration testing, and other specialized services. We maintain specific policies and practices governing our third-party security risks, including our third-party assessment process. Under our third-party assessment process, we gather information from certain third parties who contract with us and share or receive data, or have access to or integrate with our systems, in order to help us assess potential risks associated with their security controls. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any issues that may affect us.

Oversight of our cybersecurity program is provided by the Audit Committee of the board of directors. Executive leadership, including the CIO & CISO provides regular updates—at least quarterly—on cybersecurity risks, program maturity, and mitigation strategies. Additionally, all members of the board of directors attend quarterly training sessions through internal and external IT specialists, which include review of IT whitepapers, presentations, and other learning materials. Each of the members of the board of directors has also completed certificated training concerning IT security, IT fraud, and other common enterprise-level IT threats.

While cybersecurity threats remain an inherent risk to all organizations and we face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation, our robust risk management strategies have been effective. Accordingly, to our knowledge, over the past three years we have not experienced any material cybersecurity incidents, and such risks have not materially affected and are not reasonably likely to materially affect, our business strategy, results of operations or financial condition. We continue to monitor and strengthen our defenses as part of our ongoing commitment to protecting our business operations, financial performance, and reputation.

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

The following table presents our estimated net proved reserves at December 31, 2025:

	Oil	NGLs	Natural		PV-10
	(MMBbls)	(MMBbls)	Gas (Bcf)	MMBoe	(in millions)
Proved developed producing	22.5	8.9	325.1	85.5	$829.2
Proved developed non-producing	10.4	2.7	93.8	28.8	244.3
Total proved developed	32.9	11.6	418.9	114.3	1,073.5
Proved undeveloped	5.8	0.1	4.4	6.7	41.8
Total proved	38.7	11.7	423.3	121.0	$1,115.3

In accordance with guidelines established by the SEC, our estimated proved reserves as of December 31, 2025 were calculated using the WTI oil average spot price of $66.01 per barrel and the Henry Hub natural gas average spot price of $3.39 per MMBtu as the referenced price and, after adjusting for quality, transportation, fees, energy content and regional price differences, the adjusted average product prices were $64.97 per barrel for oil, $19.67 per barrel for NGLs and $3.88 per Mcf for natural gas. In determining the estimated price for NGLs, a ratio was computed for each field of the NGL realized price compared to the WTI oil spot price. This ratio was then applied to the oil price using SEC guidance. Such prices were held constant throughout the estimated lives of the reserves. Future production and development costs are based on year-end costs with no escalation.

Reconciliation of PV-10 to Standardized Measure of Discounted Future Net Cash Flows

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The standardized measure of discounted future net cash flows is the after-tax present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC, without giving effect to non–property related expenses such as general and administrative expenses and debt service or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Future income tax expenses are calculated by applying the year-end statutory tax rates to the pre-tax net cash flows. The standardized measure of discounted future net cash flows shown should not be construed as the current market value of the reserves. The 10% discount factor, which is required by Financial Accounting Standards Board pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

 At December 31, 2025, our proved reserves had a standardized measure of discounted future net cash flows of $651.3 million and a present value of future net pre-tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV-10”) of $1,115.3 million. PV–10 is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis and is computed on the same basis as standardized measure of discounted future net cash flows but does not include a provision for ARO, federal income taxes, Texas gross margin tax or other state taxes.

Neither PV-10 nor PV-10 before ARO are financial measures defined under accounting principles generally accepted in the United States of America (“GAAP”); therefore, the following table reconciles these amounts to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that the non-GAAP financial measures of PV-10 and PV-10 before ARO are relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. PV-10 and PV-10 before ARO are used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. We believe the use of pre-tax measures is valuable because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid. Management believes that the presentation of PV-10 and PV-10 before ARO provide useful information to investors because they are widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 and PV-10 before ARO are not measures of financial or operating performance under GAAP, nor are they intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 and PV-10 before ARO should not be considered in isolation or as substitutes for the standardized measure of discounted future net cash flows as defined under GAAP. Investors should not assume that PV-10, or PV-10 before ARO, of our proved oil and natural gas reserves shown below represent a current market value of our estimated oil and natural gas reserves.

The table below provides a reconciliation of PV-10 and PV-10 before ARO to the standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves (in millions):

	December 31,
	2025	2024	2023
PV-10	$1,115.3	$1,229.5	$1,080.9
Future income taxes, discounted at 10%	(130.8)	(154.8)	(151.0)
PV-10 before ARO	984.5	1,074.7	929.9
Present value of estimated ARO, discounted at 10%	(333.2)	(334.6)	(246.7)
Standardized measure of discounted future net cash flows	$651.3	$740.1	$683.2

Changes in Proved Reserves

The following table discloses our estimated changes in proved reserves during 2025:

MMBoe
Proved reserves at December 31, 2024	127.0
Reserves additions (reductions):
Net revisions (1)	6.5
Sale of minerals in place	(0.1)
Production	(12.4)
Net reserve additions (reductions)	(6.0)
Total proved reserves at December 31, 2025	121.0

(1)	Net revisions are primarily attributable to higher prices for natural gas partially offset by lower oil prices and a decrease in the number of PUD locations.

See Proved Undeveloped Reserves below for a table reconciling the change in PUDs during 2025. See Financial Statements and Supplementary Data – Note 17 – Supplemental Oil and Gas Disclosures under Part II, Item 8 in this Form 10-K for additional information.

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

The following table presents changes in our PUDs (in MMBoe):

	December 31,
	2025	2024	2023
PUDs, beginning of year	21.7	19.7	20.5
Revisions of previous estimates	(15.0)	0.8	(1.3)
Purchase of minerals in place	—	1.2	0.5
PUDs, end of year	6.7	21.7	19.7

The revisions of previous estimates were primarily due to PUD locations becoming uneconomic under current conditions (5.7 MMBoe) and PUD locations being dropped in compliance with the SEC’s five-year rule (9.2 MMBoe). This rule requires oil and natural gas companies to classify undeveloped reserves as “proved” if the development plan for the reserves provides for drilling within five years of being booked. Reserves that remain undeveloped for more than five years from the date they were booked may still be classified as PUDs, but only if it is justified by specific circumstances.

We annually review all PUDs to ensure an appropriate plan for development exists. The following table presents our estimates as to the timing of converting our PUDs to proved developed reserves:

		Percentage of
		PUD Reserves
	Number of PUD	Scheduled to be
Year Scheduled for Development	Locations	Developed
2026	2	51%
2027	1	7%
2028	3	32%
2029	—	—%
2030+	1	10%
Total	7	100%

As of December 31, 2025, we believe that we will be able to develop 2.6 MMBoe (approximately 40% of the total 6.7 MMBoe classified as PUDs) within five years from the date such PUDs were initially recorded. The primary exceptions to the five-year rule are at the Ship Shoal 349 field (“Mahogany”) and the Viosca Knoll 823 field (“Virgo”) where future development drilling has been planned as sidetracks of existing wellbores due to conductor slot limitations and rig availability. Two sidetrack PUD locations, one each at Mahogany and Virgo, will be delayed until an existing well is depleted and available to sidetrack. Based on the latest reserve report, these PUD locations are expected to be developed in 2038 and 2026, respectively. The other exception is at the Garden Banks 783 field where significant spending has already begun on rig and platform modifications for development drilling, but the timeline has been extended to 2026 before we will be able to mobilize the rig. Future development costs associated with our PUDs at December 31, 2025 were estimated at $198.4 million.

Qualifications of Technical Persons and Internal Controls over Reserves Estimation Process

Our policies and procedures regarding internal controls over the recording of our reserves is structured to objectively and accurately estimate our reserves quantities and present values in compliance with both accounting principles generally accepted in the United States and the SEC’s regulations.

Our estimated proved reserve information as of December 31, 2025 included in this Form 10-K was prepared by our independent petroleum consultants, NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The NSAI report is based on its independent evaluation of engineering and geophysical data, product pricing, operating expenses, and the reasonableness of future capital requirements and development timing estimates provided by us. The scope and results of their procedures are summarized in a letter included as an exhibit to this Form 10-K. The primary technical person at NSAI responsible for overseeing the preparation of the reserves estimates presented herein has been practicing consulting petroleum engineering at NSAI since 2015 and has over six years of prior industry experience. NSAI has informed us that he meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.

We maintain an internal staff of reservoir engineers and geoscience professionals who work closely with our independent petroleum consultant to ensure the integrity, accuracy and timeliness of the data, methods and assumptions used in the preparation of the reserves estimates. Additionally, our senior management reviews any significant changes to our proved reserves on a quarterly basis. Our Director of Reservoir Engineering has over 36 years of oil and gas industry experience and has managed the preparation of public company reserve estimates the last 22 years. He joined the Company in 2016 after spending the preceding 12 years as Director of Corporate Engineering for Freeport-McMoRan Oil & Gas. He has also served in various engineering and strategic planning roles with both Kerr-McGee and with Conoco, Inc. He earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1989 and a master’s degree in Business Administration from the University of Houston in 1999.

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

Developed and Undeveloped Acreage

The following table summarizes our developed and undeveloped acreage at December 31, 2025:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Shelf	463,398	413,930	13,813	13,813	477,211	427,743
Deepwater	136,169	54,020	5,760	5,760	141,929	59,780
Alabama State Waters	5,553	2,716	—	—	5,553	2,716
Total	605,120	470,666	19,573	19,573	624,693	490,239

Our net acreage decreased 12,050 net acres (2%) from December 31, 2024 due to lease expirations.

Approximately 96.0% of our net acreage is held by production. We have the right to propose future exploration and development projects on the majority of our acreage.

The following table presents the timing of expiration of our undeveloped leasehold acreage:

	Undeveloped Acreage
	Net	Percent of Total
2026	—	0%
2027	14,573	74%
2028	5,000	26%
2029	—	0%
Thereafter	—	0%
Total	19,573	100%

In making decisions regarding drilling and operations activity for 2025 and beyond, we give consideration to undeveloped leasehold interests that may expire in the near term in order that we might retain the opportunity to extend such acreage.

Drilling Activity

We did not complete any wells during 2025, 2024 and 2023.

Productive Wells

Productive wells consist of producing wells and wells capable of production. Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest. A net well is not a physical well but is a concept that reflects actual working interest we hold in a given well. Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2025:

	Oil Wells (1)		Gas Wells (2)		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Operated	173.0	164.8	95.0	88.3	268.0	253.1
Non-operated	36.0	6.3	5.0	1.3	41.0	7.6
Total	209.0	171.1	100.0	89.6	309.0	260.7

(1)	Includes 21 gross (19.9 net) oil wells with multiple completions.
(2)	Includes 5 gross (4.3 net) natural gas wells with multiple completions.

Production Data

The following table presents information relating to our production volumes, average realized sales prices and average production costs:

	Year Ended December 31,
	2025	2024	2023
Production volumes:
Oil (MBbls)	5,115	5,255	5,050
NGLs (MBbls)	1,139	1,212	1,415
Natural gas (MMcf)	36,890	34,296	37,591
Total oil equivalent (MBoe)	12,402	12,183	12,730
Average realized sales prices:
Oil ($/Bbl)	$64.09	$75.28	$75.52
NGLs ($/Bbl)	17.88	23.08	22.93
Natural gas ($/Mcf)	3.90	2.65	2.93
Oil equivalent ($/Boe)	39.68	42.23	41.16
Average production costs: (1)
Oil equivalent ($/Boe)	$26.17	$25.41	$22.30

(1)	Includes lease operating expenses and gathering, transportation and production taxes.

ITEM 3. LEGAL PROCEEDINGS

See Financial Statements and Supplementary Data – Note 5 – Commitments and Contingencies under Part II, Item 8 in this Form 10-K for information on various legal proceedings to which we are party or our properties are subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and principally traded on the NYSE under the symbol “WTI.” As of February 28, 2026, there were 124 registered holders of our common stock.

Dividends

On March 5, 2026, our board of directors declared a quarterly cash dividend of $0.01 per share of common stock to be paid on March 26, 2026 to shareholders of record at the close of business on March 19, 2026. The decision to pay additional dividends on our common stock is at the discretion of our board of directors and is subject to periodic review of our performance, which includes the current economic environment and applicable debt agreement restrictions.

Stock Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock compared with the S&P Oil and Gas Exploration and S&P 500 indices over the five-year period beginning on December 31, 2020. The results are based on an investment of $100 in our common stock, the S&P Oil and Gas Exploration and the S&P 500. The graph assumes reinvestment of dividends. The information contained in the graph below is furnished and not filed and is not incorporated by reference into any document that incorporates this Form 10-K by reference.

$300
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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

Unregistered Sales of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with Part I, Item 1. Business, Item 1A. Risk Factors, Item 2. Properties and Item 7A. Quantitative and Qualitative Disclosures About Market Risk and with Part II, Item 8. Financial Statements and Supplementary Data and other financial information appearing elsewhere in this 2025 Form 10-K. The following discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Part I, Item 1A. Risk Factors.

This section primarily discusses 2025 and 2024 items and comparisons between 2025 and 2024. Discussions of 2024 items and comparisons between 2024 and 2023 that are not included in this Form 10-K are incorporated by reference to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Overview

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of America. As of December 31, 2025, we held working interests in 49 offshore producing fields in federal and state waters (which include 42 fields in federal waters and seven in state waters). We currently have under lease approximately 624,700 gross acres (490,200 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 477,200 gross acres on the conventional shelf and approximately 141,900 gross acres in the deepwater. A majority of our daily production is derived from wells we operate. Our interests in fields, leases, structures and equipment are primarily owned by our wholly-owned subsidiaries and through our proportionately consolidated interest in Monza Energy LLC.

In managing our business, we are focused on optimizing production and making profitable investments, pursuing high rate of return projects and developing oil and natural gas resources in a manner that allows us to grow our production, reserves and cash flow in a capital efficient manner, organically enhancing the value of our assets.

Significant Developments

Receipt of Insurance Proceeds

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

Termination of Legacy Credit Agreement and Entry into Credit Agreement

On January 28, 2025, in conjunction with the issuance of the 10.75% Notes, we terminated our Sixth Amended and Restated Credit Agreement (the “Legacy Credit Agreement”) and entered into the Credit Agreement which provides us a revolving credit and letter of credit facility with initial bank lending commitments of $50.0 million with a letter of credit sublimit of $10.0 million. The Credit Agreement matures on July 28, 2028.

Appeal with the Office of Natural Resources Revenue

On August 26, 2025, the United States District Court for the Eastern District of Louisiana issued a favorable order on the Company’s motion for summary judgment regarding the disallowance of allowable reduction of cash payments for royalties owed to the ONRR. On December 15, 2025 and December 16, 2025, the ONRR released the Company’s administrative appeal bonds. The Company remains in discussions with the ONRR regarding the related litigation bond and the amount, if any, to be refunded or credited to the Company. As a result of the order, the Company reversed its $5.3 million accrual related to this matter.

Bonding Disputes

On June 14, 2025, we entered into the USSIC Settlement Agreement and, on June 15, 2025, we entered into the PIIC Settlement Agreement to dismiss all claims with the applicable parties related to the Sureties Litigation without prejudice. Pursuant to the applicable Settlement Agreement, USSIC and PIIC agree that: (i) there will be no change to the 2024 premium rates paid by us or any of its affiliates, subsidiaries or joint venture entities, for any currently existing surety bond executed by USSIC or PIIC until after December 31, 2026, at the earliest, (ii) USSIC and PIIC withdraw all demands for collateral and agree not to request, demand, or otherwise insist on collateral, whether related to a surety bond or pursuant to the indemnity agreements, until after December 31, 2026, at the earliest; provided that such restriction shall not apply if (a) we do not pay premiums owed to USSIC or PIIC when due; (b) a claim is made by a third party against any bond issued by USSIC or PIIC to us or its affiliates or subsidiaries; (c) there is an initiation of an insolvency proceeding for us or any of its affiliates, subsidiaries or joint venture entities, whether voluntary or involuntary; (d) there is an uncured event of default under the indenture governing our second lien notes due 2029 that results in an acceleration, in whole or in part, of the indebtedness thereunder; or (e) we or our affiliates or subsidiaries initiate a lawsuit against USSIC or PIIC. Each of the Settlement Agreements also provides that, in the event that we enter into an agreement to provide collateral to another party in settlement of the Sureties Litigation on bonds existing as of the date of the Settlement Agreement, we shall, on a pro rata basis, provide substantially similar collateral to USSIC or PIIC as it does to such other party. The entry into the Settlement Agreements resulted in the withdrawal of approximately $94 million in collateral demands.

On June 30, 2025, we announced that the presiding judge in the Sureties Litigation recommended denying the requests for preliminary injunction submitted by two surety providers. The preliminary injunction would have required us to immediately post $105 million of collateral. The recommendation would effectively nullify all current collateral requests related to the surety litigation by the surety providers and we will not be required to post collateral (if at all) until a determination on the merits of the Sureties Litigation with the remaining surety providers.

All of the remaining parties to the Sureties Litigation previously agreed to mediate the case until the mediator declares an impasse. Mediation is no longer active as the mediator has declared an impasse with respect to the surety providers that did not enter into the Settlement Agreements. We continue to evaluate potential avenues for resolution of the remaining related premium and collateral-related matters.

First Quarter 2026 Dividend

On March 5, 2026, we declared a first quarter dividend of $0.01 per share. We expect to pay the dividend on March 26, 2026 to stockholders of record on March 19, 2026.

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

The EIA published its latest Short-Term Energy Outlook in January 2026. The EIA expects oil prices to decline in 2026, as global oil production exceeds global oil demand, causing inventories to rise. The EIA forecasts that the spot price for WTI oil will average $52.25 per barrel in 2026, 20% less than the average price of $65.46 per barrel in 2025 and then average $50.33 per barrel in 2027. The unwinding of OPEC+ production cuts and strong growth in oil production outside of OPEC+ results in global oil production growing in the EIA forecast. Although the EIA is forecasting OPEC+ will increase production, they expect the group will produce less oil than stated in its most recent production target in an effort to avoid significant inventory builds.

The EIA expects the spot prices for Henry Hub natural gas to average $3.46 per MMBtu in 2026, down 2% from the 2025 average of $3.53 per MMBtu, and average $4.59 per MMBtu in 2027. The EIA expects wholesale natural gas prices to increase due to growth in demand, led by expanding liquified natural gas exports, and more natural gas consumption in the electric power sector from growing demand for power in the commercial and industrial sectors.

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

We are also monitoring the impact of the tariffs announced by the United States federal government in 2025 and 2026. While there is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on the oil and gas industry and on commodity prices, we do not currently expect that the financial impact of the tariffs will be material to capital expenditures or operating expenses in 2026.

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

Deferred Production

Our oil, NGLs and natural gas production can be significantly affected by both planned and unplanned production downtime caused by events such as planned repairs and upgrades, third-party downtime associated with non-operated properties and the transportation, gathering or processing of production and weather events. For 2025, we estimate deferred production was approximately 2.5 MMBoe.

BOEM Matters

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities in the OCS. In April 2024, BOEM released a final rule that changed the way BOEM evaluates the financial health of companies and offshore assets in setting financial assurance requirements. Under the new rule, BOEM revised the criteria for determining whether OCS oil and natural gas lessees and grant holders are required to provide supplemental financial assurance to backstop their decommissioning obligations. On April 8, 2025, pursuant to directives from the Trump administration, the DOI, through a joint filing in the U.S. District Court for the Western District of Louisiana (Case no. 2:24-cv-00820), indicated that it will not seek supplemental financial assurance in the Gulf of America except in the case of (a) sole liability properties and (b) certain non-sole liability properties that do not have a financially strong co-owner or predecessor in title and meet other conditions. Further, in May 2025, the DOI announced its intent to revise the rule, and in March 2026, BOEM published a proposed rule setting forth amendments to the existing financial assurance regulatory framework. The proposed rule would, among other things, (i) permit BOEM to consider the financial strength of predecessors with joint and several liability when determining whether supplemental financial assurance is required, (ii) revise the level of BSEE probabilistic estimates of decommissioning cost used for determining the amount of supplemental financial assurance required from P70 to P50, (iii) provide BOEM with discretion, in circumstances where decommissioning is scheduled to occur within one year of a supplemental financial assurance demand, to accept third-party decommissioning contracts or decommissioning schedules in lieu of requiring new supplemental financial assurance, (iv) eliminate the requirement that a lessee challenging a supplemental financial assurance demand post an appeal bond equal to the amount of the demand in order to obtain a stay pending appeal, and (v) explicitly recognize dual-obligee bonds (which identify multiple obligees) as an acceptable form of financial assurance. The proposed rule is subject to a 60-day public comment period, which is expected to end on May 8, 2026.

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

Bonding

In prior years, some of the sureties, which provided us surety bonds that we use for supplemental financial assurance purposes, requested and received collateral from us. Pursuant to the terms of our agreement with various sureties under our existing bonding arrangements, we may be required to post collateral. These sureties may request additional collateral from us in the future, which could be significant and could materially impact our liquidity.

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

RESULTS OF OPERATIONS

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, NGL and natural gas revenues do not include the effects of derivatives, which are reported in Derivative gain, net in our Consolidated Statements of Operations.

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for 2025 and 2024 (in thousands, except average realized sales prices data):

	Year Ended December 31,
	2025	2024	Change
Revenues:
Oil	$327,845	$395,620	$(67,775)
NGLs	20,371	27,978	(7,607)
Natural gas	143,948	90,877	53,071
Other	9,298	10,786	(1,488)
Total revenues	$501,462	$525,261	$(23,799)

Production Volumes:
Oil (MBbls)	5,115	5,255	(140)
NGLs (MBbls)	1,139	1,212	(73)
Natural gas (MMcf)	36,890	34,296	2,594
Total oil equivalent (MBoe)	12,402	12,183	219

Average daily equivalent sales (Boe/day)	33,978	33,287	691

Average realized sales prices:
Oil ($/Bbl)	$64.09	$75.28	$(11.19)
NGLs ($/Bbl)	17.88	23.08	(5.20)
Natural gas ($/Mcf)	3.90	2.65	1.25
Oil equivalent ($/Boe)	39.68	42.23	(2.55)
Oil equivalent ($/Boe), including realized commodity derivatives	41.00	42.47	(1.47)

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between 2025 and 2024 (in thousands):

	Price	Volume	Total
Oil	$(57,231)	$(10,544)	$(67,775)
NGLs	(5,918)	(1,689)	(7,607)
Natural gas	46,197	6,874	53,071
	$(16,952)	$(5,359)	$(22,311)

Production volumes increased by 219 MBoe to 12,402 MBoe during 2025 compared to the same period in 2024, primarily due to restoring production at our West Delta 73, MO 916 and Main Pass 108 fields and increased production at our Mobile Bay fields due to well stimulation work and reduced downtime, partially offset by unplanned third party pipeline outages and the shut-in of a well due to solids production.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Lease operating expenses	$298,781	$281,488	$17,293
Gathering, transportation and production taxes	25,743	28,177	(2,434)
Depreciation, depletion and amortization	116,405	143,025	(26,620)
Asset retirement obligations accretion	33,381	32,374	1,007
General and administrative expenses	79,955	82,391	(2,436)
Total operating expenses	$554,265	$567,455	$(13,190)

Average per Boe ($/Boe):
Lease operating expenses	$24.09	$23.10	$0.99
Gathering, transportation and production taxes	2.08	2.31	(0.23)
Depreciation, depletion and amortization	9.39	11.74	(2.35)
Asset retirement obligations accretion	2.69	2.66	0.03
General and administrative expenses	6.45	6.76	(0.31)
Total operating expenses	$44.70	$46.57	$(1.87)

Lease operating expenses

Lease operating expenses include the expense of operating and maintaining our wells, platforms and other infrastructure primarily in the Gulf of America. These operating costs are comprised of several components including direct or base lease operating expenses, insurance premiums, workover costs and facility maintenance expenses. Our lease operating costs, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, increased $17.3 million to $298.8 million in 2025 compared to $281.5 million in 2024. On a per Boe basis, lease operating expenses increased to $24.09 per Boe during 2025 compared to $23.10 per Boe during 2024. On a component basis, base lease operating expenses increased $10.0 million, workover expenses increased $5.6 million and facility maintenance expenses increased $2.7 million. These increases were partially offset by a decrease of $1.0 million in hurricane repairs.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base lease operating expense. Base lease operating expenses increased primarily due to fields brought online during 2025 and increased repairs and maintenance in various fields, partially offset by a full year of a cost sharing agreement that began in mid-2024, cost reductions in several fields and reduced expenses from the abandonment work to shutdown certain of our fields.

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

Hurricane expenses consist of costs for minor repairs and restoring production, as well as evacuating employees and contractors incurred as a result of Hurricanes Francine, Helene and Rafael during 2024.

Gathering, transportation and production taxes

Gathering and transportation consist of costs incurred in the post-production shipping of oil, NGLs, and natural gas to the point of sale. Production taxes consist of severance taxes levied by the Alabama Department of Revenue, the Louisiana Department of Revenue and the Texas Department of Revenue on production of oil and natural gas from land or water bottoms within the boundaries of each state. Gathering, transportation and production taxes decreased to $25.7 million in 2025 compared to $28.2 million in 2024, primarily due to higher processing fees for our Mobile Bay production that had to be re-routed to a different processing plant due to the shut-in of our Mobile Bay processing plant during 2024.

Depreciation, depletion and amortization

 Depreciation, depletion and amortization expense (“DD&A”) is the expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas reserves. We use the full cost method of accounting for oil and natural gas activities. DD&A decreased $26.6 million for 2025 compared to 2024 primarily due to $28.6 million from a decrease in the depletion rate per Mcfe offset by $2.0 million from the increase in production for 2025 compared with 2024. The DD&A rate decreased to $9.39 per Boe in 2025 from $11.74 per Boe in 2024. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs and a lower depreciable base, partially offset by decreased proved reserves. The lower depreciable base is due to the $58.5 million in insurance proceeds and $11.9 million of proceeds from the sale of oil and natural gas properties that were included in our full cost pool.

Asset retirement obligations accretion expense

Accretion expense is the expensing of the changes in value of our ARO as a result of the passage of time over the estimated productive life of the related assets as the discounted liabilities are accreted to their expected settlement values. Accretion expense increased to $33.4 million in 2025 compared to $32.4 million in 2024 primarily due to the increase in our ARO liability as a result of revisions to the estimates used in calculating the liability.

General and administrative expenses

General and administrative (“G&A”) expenses generally consist of costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production operations, bad debt expense, share-based compensation costs, audit and other fees for professional services and legal compliance. For 2025, G&A expenses were $80.0 million compared to $82.4 million in 2024. The decrease is primarily due to a decrease of $4.6 million in non-recurring legal and professional fees, partially offset by a $2.0 million increase in share-based compensation costs.

Other Income and Expense

The following table presents the components of other income and expense for the periods presented and corresponding changes (in thousands):

	Year Ended December 31,
	2025	2024	Change
Interest expense, net	$36,495	$40,454	$(3,959)
Loss on extinguishment of debt	15,015	—	15,015
Derivative gain, net	(13,593)	(3,589)	(10,004)
Other expense, net	8,415	18,071	(9,656)
Income tax expense (benefit)	50,927	(9,985)	60,912

Interest expense, net

 Interest expense, net of interest income, decreased $4.0 million for 2025 compared with 2024 primarily due to a decrease of $42.3 million from the redemption of the 11.75% Notes and the repayment of the Term Loan in late January 2025, partially offset by $37.3 million incurred on the 10.75% Notes issued in late January 2025.

Loss on extinguishment of debt

During 2025, we recorded a loss on extinguishment of debt related to our January 2025 refinancing. The loss consisted of (i) $9.8 million of premiums paid on the redemption of the tendered 11.75% Notes; (ii) $4.6 million related to the write-off of unamortized debt issuance costs; (iii) $0.5 million of fees related to the refinancing; and (iv) $0.2 million related to the legal defeasance of the untendered 11.75% Notes.

Derivative gain, net

Unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Consolidated Statements of Operations at the end of each month. During 2025, the $13.6 million derivative gain consisted of $16.3 million of realized gains on settled contracts offset by a $2.7 million unrealized loss from the decrease in the fair value of the open contracts. During 2024, the $3.6 million derivative gain consisted of $2.9 million of realized gains on settled contracts and $0.7 million of unrealized gain, net, from the increase in the fair value of the open contracts.

Other expense, net

During 2025, other expense, net, was $8.4 million, compared to $18.1 million for 2024. The decrease in other expense, net was primarily due to (i) the release of an accrual of $5.3 million related to our dispute with the ONRR, (ii) a $3.4 million decrease in the accrual of additional expenses for net abandonment obligations related to our assumption of decommissioning obligations when certain counterparties in past divestiture transactions or third parties in existing leases have filed for bankruptcy protection or have been unable to perform required abandonment obligations and (iii) an increase of $1.9 million in income from unconsolidated affiliates in 2025.

Income tax expense (benefit)

Our effective tax rate for 2025 was not meaningful and differed from the federal statutory rate primarily due to the recording of a $71.2 million valuation allowance in 2025 against our net deferred tax assets as it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will currently not be utilized. Our effective tax rate for 2024 was 10.3% and differed from the federal statutory rate primarily due to the impact of state income taxes, non-deductible compensation and adjustments to the valuation allowance on our deferred tax assets.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of December 31, 2025, we had $140.6 million of available cash on hand and $43.9 million available under our Credit Agreement, based on a borrowing base of $50.0 million and $6.1 million of letters of credit outstanding. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth to take advantage of the current commodity environment and will allow us to meet our cash requirements for at least the next 12 months and beyond.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance, due to uncertainty created by geopolitical events, a pandemic or a significant prolonged decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) each type of activity for the following periods (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating activities	$77,243	$59,539	$17,704
Investing activities	21,861	(118,177)	140,038
Financing activities	(69,039)	(8,562)	(60,477)

Operating activities

Our largest source of operating cash is collecting cash from customers and joint interest partners from sales of our products. The primary use of operating cash is to pay our suppliers, employees and others for a wide range of goods and services.

Net cash provided by operating activities for 2025 was $77.2 million, increasing $17.7 million from 2024. This was primarily due to an increase of $29.6 million from changes in operating assets and liabilities offset by a decrease of $11.9 million in net loss adjusted for certain non-cash items. The increase in operating assets and liabilities is primarily related to lower accounts receivable balances due to decreased revenues partially offset by higher accounts payable and accrued liabilities balances in the current period. The decrease in net loss adjusted for certain non-cash items was primarily related to a $23.8 million decrease in revenues and increases in cash operating expenses, partially offset by a $10.1 million increase in derivative cash receipts.

Investing activities

Our principal recurring investing activity is the funding of acquisitions and investments in oil and natural gas properties to support and generate revenues from operations. Net cash provided by investing activities for 2025 increased $140.0 million compared to 2024. During 2025, we received $58.5 million in insurance proceeds and $11.9 million in proceeds from the sale of oil and natural gas properties. As we use the full cost method of accounting for our oil and natural gas properties, these proceeds were recorded in our full cost pool. This increase in cash flows and a $79.9 million decrease in acquisition of property interests was partially offset by an $11.3 million increase in investments in oil and natural gas properties.

Financing activities

Net cash used in financing activities during 2025 increased by $60.5 million compared to 2024. In connection with our debt refinancing in January 2025, we received $350.0 million in proceeds from the issuance of our 10.75% Notes and used these proceeds, along with cash on hand, to (i) purchase for cash, pursuant to the Tender Offer, $269.8 million of our 11.75% Notes; (ii) repay $114.2 million of amount outstanding under our Term Loan; (iii) purchase $5.3 million of government securities to be used in the legal defeasance of the remaining principal of our 11.75% Notes not validly tendered and accepted for purchase in the Tender Offer; and (iv) pay $21.8 million in premiums, fees and debt issuance costs.

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

The following table presents our investments in oil and gas properties and equipment for exploration, development, acquisitions and other leasehold costs (in thousands):

	Year Ended December 31,
	2025	2024
Exploration and development
Conventional shelf (1)	$47,030	$17,755
Deepwater	6,015	7,650
Acquisitions of interests	711	80,635
Seismic and other	1,658	8,150
Investments in oil and gas property/equipment – accrual basis	$55,414	$114,190

(1)	Includes exploration and development capital expenditures in Alabama state waters.

Our preliminary capital expenditure budget for 2026 has been established in the range of $19.5 million to $24.5 million, which excludes acquisitions. In our view of the outlook for 2026, we believe this level of capital expenditure will enhance our liquidity capacity throughout 2026 and beyond while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. During 2025, we paid $36.8 million related to these obligations. Our ARO estimates as of December 31, 2025 and 2024 were $561.9 million and $548.8 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one-to-many years in the future, the timing and amount of actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors and Financial Statements and Supplementary Data – Note 3 – Asset Retirement Obligations under Part II, Item 8 in this Form 10-K for additional information regarding our ARO.

Debt

As of December 31, 2025, we have $358.8 million in aggregate principal amount of long-term debt outstanding, with $8.8 million in aggregate principal amount coming due over the next twelve months.

For additional information about our long-term debt, see Part II, Item 8. Financial Statements and Supplementary Data – Note 4 – Debt of this Annual Report.

Dividends

During 2025, we declared cash dividends totaling approximately $6.4 million to holders of our common stock. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors. For additional information about our dividends, see Part II, Item 8. Financial Statements and Supplementary Data – Note 6 – Stockholders’ Equity and Note 18 – Subsequent Events of this Annual Report.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations consist primarily of obligations for debt and related interest, operating leases, ARO and other obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2025 are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.

See Financial Statements and Supplementary Data – Note 4 – Debt under Part II, Item 8 in this 10-K for information regarding scheduled maturities of our debt. See Financial Statements and Supplementary Data – Note 9 – Leases under Part II, Item 8 in this 10-K for information regarding scheduled maturities of our operating leases.

As of December 31, 2025, we have expected cash payments for estimated interest on our long-term debt of $37.8 million payable within the next twelve months and $78.4 million payable through the maturity dates of our long-term debt.

As of December 31, 2025, we had obligations for estimated fees for surety bonds related to obligations under certain purchase and sale agreements and for supplemental bonding for plugging and abandonment of $7.1 million payable in the next twelve months and $88.1 million through the estimated timing of the plugging and abandonment obligation occurs. The amounts are based on current market rates and conditions for these types of bonds and are subject to change. Excluded are potential increases in surety bond requirements which cannot be determined.

Additionally, we have obligations related to estimates of minimum quantities obligations for certain pipeline contracts which were assumed in conjunction with the purchase of an interest in the Heidelberg field of $0.4 million in the next twelve months and $0.4 million through the term of the contracts.

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

CRITICAL ACCOUNTING ESTIMATES

An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to a material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our consolidated financial statements. These estimates reflect our best judgment about current, and for some estimates, future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. Our most significant accounting policies are discussed in Financial Statements and Supplementary Data – Note 1 – Basis of Presentation and Significant Accounting Policies under Part II, Item 8 in this Form 10-K.

We believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2025. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

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

Our rate of recording depletion expense is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record depletion expense would increase, reducing net income. Such a reduction in reserves may result from calculated lower market prices for oil, NGLs and natural gas, which may make it non-economic to drill for and produce higher cost reserves. At December 31, 2025, a five percent positive revision to proved reserves would decrease the depletion rate by approximately $0.06 per Mcfe and a five percent negative revision to proved reserves would increase the depletion rate by approximately $0.06 per Mcfe.

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

Using the first-day-of-the-month average for the 12-months ended December 31, 2025 of the WTI oil spot price of $66.01 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended December 31, 2025 of the Henry Hub natural gas price of $3.39 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials, our ceiling test calculation did not generate an impairment at December 31, 2025. Additionally, a 10% reduction in PV-10 at December 31, 2025, while all other factors remained constant, would also not have generated an impairment.

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

As of December 31, 2025, we have federal net operating loss (“NOL”) carryforwards of $87.1 million that do not expire, state NOL carryforwards of $108.8 million that expire on various dates from 2038 through 2040 and interest expense limitation carryforwards of $117.5 million that do not expire. We believe that it is more likely than not that the benefit from certain of these carryforwards will not be realized. In recognition of this risk, we have provided a full valuation allowance against the deferred tax assets related to these carryforwards. If our assumptions change and we determine that we will be able to realize these carryforwards, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2025 would be recognized as a reduction of income tax expense.

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

Commodity Price Risk

Our major market risk exposure is the fluctuation of prices for oil, NGLs and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in 2025 and assuming no other items had changed, our revenue would have decreased by approximately $49.2 million in 2025. This amount would be representative of the effect on operating cash flows under these price change assumptions.

We have attempted to mitigate commodity price risk and stabilize cash flows associated with our forecasted sales of oil and natural gas production through the use of swaps, purchased calls and purchased puts. Our derivatives will not mitigate all the commodity price risks of our forecasted sales of natural gas production and, as a result, we will be subject to commodity price risks on our remaining forecasted production.

The following table summarizes the historical results of our hedging activities:

	Year Ended
	December 31,
	2025	2024
Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$64.09	$75.28
Effects of realized commodity derivatives	0.14	—
Average realized sales price, including realized commodity derivatives	$64.23	$75.28

Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$3.90	$2.65
Effects of realized commodity derivatives	0.42	0.08
Average realized sales price, including realized commodity derivatives	$4.32	$2.73

Interest Rate Risk

As of December 31, 2025, our interest rate risk exposure is mitigated as a result of fixed interest rates on all our long-term debt outstanding. Should we ever have amounts outstanding under our Credit Agreement, we would be subject to some interest rate risk exposure, as our Credit Agreement has a variable interest rate per annum, which, at our option, is equal to either (a) an adjusted rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin that varies from 3.75% to 4.75% depending on the utilization of the Credit Agreement or (b) a base rate plus an applicable margin that varies from 2.75% to 4.75%, such base rate calculated based on the highest of (i) the federal funds effective rate plus ½ of 1.0%, (ii) the U.S. Prime Rate and (iii) an adjusted SOFR rate for a 1-month interest period plus 1.0%.

We do not have any derivative contracts related to interest rates as of December 31, 2025.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of W&T Offshore Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of W&T Offshore Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those financial statements.

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

March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of W&T Offshore, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of W&T Offshore, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Asset Retirement Obligations – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company has obligations to plug and abandon well bores, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. The Company records a separate liability for the present value of an asset retirement obligation based on the estimated timing and amount to replace, remove or retire the associated assets, with an offsetting increase to oil and natural gas property costs. Several assumptions are utilized to estimate the asset retirement obligation liabilities, including a credit-adjusted risk-free interest rate, estimated costs of decommissioning services, estimated timing of when the work will be performed and a projected inflation rate. After initial recording, the liability is accreted to its future estimated value. If necessary, adjustments are made to the liability based on changes in expected future decommissioning costs. The estimation of the asset retirement obligation requires significant judgment given the magnitude of the expected decommissioning costs and uncertainty related to the timing of when the decommissioning work will be performed. Total asset retirement obligations as of December 31, 2025 are $561.8 million, with $26.1 million classified as a current liability and $535.7 million classified within long-term liabilities.

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

March 16, 2026

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of W&T Offshore, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows of W&T Offshore, Inc. and subsidiaries (the Company) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor from 2000 to 2024.

Houston, Texas

March 6, 2024

W&T Offshore, Inc.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$140,558	$109,003
Restricted cash	62	1,552
Accounts receivable:
Oil, natural gas liquids and natural gas sales	59,633	63,558
Joint interest, net	24,473	25,841
Prepaid expenses and other current assets	14,543	18,504
Total current assets	239,269	218,458

Oil and natural gas properties and other, net	662,082	777,741
Restricted deposits for asset retirement obligations	24,026	22,730
Deferred income taxes	35	48,808
Other assets	30,395	31,193
Total assets	$955,807	$1,098,930
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$98,406	$83,625
Accrued liabilities	39,809	33,271
Undistributed oil and natural gas proceeds	59,065	53,131
Advances from joint interest partners	2,394	2,443
Current portion of asset retirement obligations	26,147	46,326
Current portion of long-term debt, net	8,458	27,288
Total current liabilities	234,279	246,084

Asset retirement obligations	535,704	502,506
Long-term debt, net	342,355	365,935
Other liabilities	15,781	16,182

Commitments and contingencies	27,440	20,800

Shareholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: $0.00001 par value; 400,000 shares authorized; 151,647 shares and 150,243 shares issued, respectively	2	2
Additional paid-in capital	604,732	595,407
Retained deficit	(780,319)	(623,819)
Treasury stock: 2,869 shares, at cost	(24,167)	(24,167)
Total shareholders’ deficit	(199,752)	(52,577)
Total liabilities and shareholders’ deficit	$955,807	$1,098,930

See accompanying Notes to Consolidated Financial Statements.

W&T Offshore, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Oil	$327,845	$395,620	$381,389
NGLs	20,371	27,978	32,446
Natural gas	143,948	90,877	110,158
Other	9,298	10,786	8,663
Total revenues	501,462	525,261	532,656

Operating expenses:
Lease operating expenses	298,781	281,488	257,676
Gathering, transportation and production taxes	25,743	28,177	26,250
Depreciation, depletion, and amortization	116,405	143,025	114,677
Asset retirement obligations accretion	33,381	32,374	29,018
General and administrative expenses	79,955	82,391	75,541
Total operating expenses	554,265	567,455	503,162

Operating (loss) income	(52,803)	(42,194)	29,494

Interest expense, net	36,495	40,454	44,689
Loss on extinguishment of debt	15,015	—	—
Derivative gain, net	(13,593)	(3,589)	(54,759)
Other expense, net	8,415	18,071	5,621
(Loss) income before income taxes	(99,135)	(97,130)	33,943
Income tax expense (benefit)	50,927	(9,985)	18,345
Net (loss) income	$(150,062)	$(87,145)	$15,598

Net (loss) income per common share:
Basic	$(1.01)	$(0.59)	$0.11
Diluted	(1.01)	(0.59)	0.11

Weighted average common shares outstanding:
Basic	148,207	147,133	146,483
Diluted	148,207	147,133	148,302

See accompanying Notes to Consolidated Financial Statements.

W&T Offshore, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(In thousands)

							Total
			Additional				Shareholders’
	Common Stock		Paid-In	Retained	Treasury Stock		Equity
	Shares	Value	Capital	Deficit	Shares	Value	(Deficit)
Balances at December 31, 2022	146,133	$1	$576,588	$(544,788)	2,869	$(24,167)	$7,634
Cash dividends	—	—	—	(1,466)			(1,466)
Share-based compensation	—	—	10,383	—	—	—	10,383
Shares withheld related to net settlement of equity awards	—	—	(957)	—	—	—	(957)
Share-based compensation common stock issuances	448	—	—	—	—	—	—
Net income	—	—	—	15,598	—	—	15,598
Balances at December 31, 2023	146,581	1	586,014	(530,656)	2,869	(24,167)	31,192
Cash dividends	—	—	—	(6,018)			(6,018)
Share-based compensation	—	—	10,192	—	—	—	10,192
Shares withheld related to net settlement of equity awards	—	—	(799)	—	—	—	(799)
Share-based compensation common stock issuances	793	1	—	—	—	—	1
Net loss	—	—	—	(87,145)	—	—	(87,145)
Balances at December 31, 2024	147,374	2	595,407	(623,819)	2,869	(24,167)	(52,577)
Cash dividends	—	—	—	(6,438)	—	—	(6,438)
Share-based compensation	—	—	10,092	—	—	—	10,092
Shares withheld related to net settlement of equity awards	—	—	(767)	—	—	—	(767)
Share-based compensation common stock issuances	1,404	—	—	—	—	—	—
Net loss	—	—	—	(150,062)	—	—	(150,062)
Balances at December 31, 2025	148,778	$2	$604,732	$(780,319)	2,869	$(24,167)	$(199,752)

See accompanying Notes to Consolidated Financial Statements.

W&T Offshore, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(150,062)	$(87,145)	$15,598
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	149,786	175,399	143,695
Share-based compensation	12,226	10,192	10,383
Amortization of debt issuance costs	3,371	4,562	6,980
Loss on extinguishment of debt	15,015	—	—
Derivative gain, net	(13,593)	(3,589)	(54,759)
Derivative cash receipts, net	14,561	4,527	(8,932)
Deferred income expense (benefit)	50,674	(10,077)	18,485
Changes in operating assets and liabilities:
Accounts receivable	5,294	(19,621)	12,586
Prepaid expenses and other current assets	3,411	(1,450)	(2,712)
Accounts payable, accrued liabilities and other	23,325	26,433	7,972
Asset retirement obligation settlements	(36,765)	(39,692)	(33,970)
Net cash provided by operating activities	77,243	59,539	115,326

Investing activities:
Investment in oil and natural gas properties and equipment	(48,650)	(37,357)	(41,813)
Acquisition of property interests	(711)	(80,635)	(27,384)
Proceeds from sale of oil and natural gas properties	11,916	—	—
Insurance proceeds	58,500	—	—
Purchase of corporate aircraft	—	—	(8,983)
Purchases of furniture, fixtures and other	(121)	(185)	(3,428)
Distribution from unconsolidated affiliate	927	—	—
Net cash provided by (used in) investing activities	21,861	(118,177)	(81,608)

Financing activities:
Proceeds from issuance of 10.75% Senior Second Lien Notes	350,000	—	—
Proceeds from issuance of 11.75% Senior Second Lien Notes	—	—	275,000
Repayment of 11.75% Senior Second Lien Notes	(269,830)	—	—
Repayment of 9.75% Second Senior Lien Notes	—	—	(552,460)
Repayment of Term Loan	(114,159)	—	(33,741)
Repayments of TVPX Loan	(1,100)	(1,100)	(733)
Purchase of government securities in connection with legal defeasance of 11.75% Senior Second Lien Notes	(5,348)	—	—
Premium payments and debt extinguishment costs	(10,230)	—	—
Debt issuance costs	(11,599)	(762)	(7,380)
Payment of dividends	(6,006)	(5,902)	(1,466)
Other	(767)	(798)	(957)
Net cash used in financing activities	(69,039)	(8,562)	(321,737)

Change in cash, cash equivalents and restricted cash	30,065	(67,200)	(288,019)
Cash, cash equivalents and restricted cash, beginning of year	110,555	177,755	465,774
Cash, cash equivalents and restricted cash, end of period	$140,620	$110,555	$177,755

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Changes to the allowance for credit losses are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Allowance for credit losses, beginning of period	$10,414	$11,130	$12,062
Additional provisions for the year	320	473	123
Uncollectible accounts written off or collected	(205)	(1,189)	(1,055)
Allowance for credit losses, end of period	$10,529	$10,414	$11,130

Derivative Financial Instruments

The Company monitors its exposure to various business risks and has used derivative instruments to manage exposure to commodity price risk from sales of oil and natural gas.

The Company elects not to designate its derivative instruments as hedging instruments. Accordingly, the derivative instruments are recorded in the Consolidated Balance Sheets at fair value with settlements of such contracts, and changes in the unrealized fair value, recorded as Derivative gain, net in the Consolidated Statements of Operations in each period presented. Although the Company has master netting arrangements with its counterparties, the amounts recorded on the Consolidated Balance Sheets are on a gross basis.

The related cash flow impact of the Company’s derivative instruments is reflected as cash flows from operating activities unless the derivative instrument contained a significant financing element, in which case the related cash flow impact was reflected as cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Costs associated with unproved properties are excluded from the amortization base until the Company has made an evaluation that proved reserves exist or impairment has occurred. All items classified as unproved property are assessed, on an individual basis or as a group if properties are individually insignificant, on a periodic basis for possible impairment. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and whether the proved reserves can be developed economically. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization. As of both December 31, 2025 and 2024, there were no unproved properties included in “Oil and natural gas properties, net.”

Under the full-cost method of accounting, total capitalized costs of oil and natural gas properties (including capitalized ARO), net of accumulated depletion and amortization, may not exceed the ceiling limitation. A ceiling limitation calculation is performed quarterly. If the ceiling limitation is exceeded, a write-down of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge and is recorded as an expense on a

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

pretax basis and separately disclosed. Any such write-downs are not recoverable or reversible in future periods. The Company did not record a ceiling test write-down during 2025, 2024 or 2023.

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

Other property is reviewed for possible impairment whenever events or changes in circumstances indicate that estimated future net operating cash flows directly related to the asset or asset group including disposal value is less than the carrying amount of the asset or asset group. Impairment is measured as the excess of the carrying amount of the impaired asset or asset group over its fair value. The Company did not record any impairments related to other property during 2025, 2024 or 2023.

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

Under its sales contracts, the Company invoices customers once its performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date. The Company recognized amounts due from contracts with customers of $59.6 million and $63.6 million as of December 31, 2025 and 2024, respectively, as Accounts receivable ‒ Oil, natural gas liquids and natural gas sales on the Consolidated Balance Sheet.

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

The Company has adopted a sequencing policy to determine how to allocate shares among outstanding awards when there are not enough shares available under the Company’s long-term incentive plan (the “Plan”) to satisfy its commitments to deliver shares upon vesting. Under the Company’s sequencing policy, the Company will apply the following parameters when determining the availability and allocation of shares available for issuance:

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

●	The Company will evaluate share availability using the maximum potential shares that could be issued, including assuming performance stock units (“PSUs”) vest at their maximum payout level (200%);
●	The determination of available shares will initially be made as of the grant date, and the Company will reassess share availability at each reporting date;
●	If multiple awards are granted on the same date, the Company will allocate available shares to awards based on vesting date, with earlier-vesting awards receiving priority for equity classification; and
●	Because restricted stock units (“RSUs”) awarded to members of the Company’s board must be settled exclusively in shares, the Company will reserve available shares for these grants when determining the allocation of authorized shares.

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

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

In 2025, two customers accounted for approximately 33% and 17%, respectively, of the Company’s revenue from sales of oil, NGL and natural gas. In 2024, two customers accounted for approximately 44% and 12%, respectively, of the Company’s receipts from sales of oil, NGL and natural gas. In 2023, two customers accounted for approximately 41% and 13%, respectively, of the Company’s receipts from sales of oil, NGL and natural gas. The loss of any of the customers above is not expected to result in a material adverse effect on the Company’s ability to market future oil and natural gas production as replacement customers could be obtained in a relatively short period of time on terms, conditions and pricing substantially similar to those currently existing.

The Company is exposed to credit loss in the event of nonperformance by the derivative counterparties; however, the Company currently anticipates that the derivative counterparties will be able to fulfill their contractual obligations. The Company is not required to provide additional collateral to the derivative counterparties and does not require collateral from the derivative counterparties.

Recently Adopted Accounting Standards

The Company adopted Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”) for the year ended December 31, 2025. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company adopted ASU 2023-09 and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025. The adoption of ASU 2023-09 did not have an impact on our consolidated financial statements but required additional disclosures (see Note 11 – Income Taxes).

Accounting Standards to be Adopted

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

No other new accounting pronouncements issued or effective during 2025 have had or are expected to have a material impact on the Company’s consolidated financial statements.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 2 — ACQUISITIONS AND DISPOSITION

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

Disposition

In December 2024, the Company entered into a purchase and sale agreement to sell a non-core interest in the Garden Banks Blocks 385 and 386. The effective date of the sale was December 1, 2024, and the transaction closed on January 8, 2025 for $11.9 million following customary purchase price adjustments. As the Company uses the full cost method of accounting for its oil and natural gas properties, the proceeds were accounted for as an adjustment to its capitalized costs with no gain or loss recognized.

NOTE 3 — ASSET RETIREMENT OBLIGATIONS

The changes in ARO were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Asset retirement obligations, beginning of period	$548,832	$498,815
Liabilities settled	(36,765)	(39,692)
Accretion expense	33,381	32,374
Liabilities acquired	—	17,647

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Disposition of oil and natural gas properties	(1,469)	—
Liabilities incurred	1,175	—
Revisions of estimated liabilities (1)	16,697	39,688
Asset retirement obligations, end of period	561,851	548,832
Less: Current portion	(26,147)	(46,326)
Long-term	$535,704	$502,506

(1)	The revisions of estimated liabilities are related to changes in the estimated timing, scopes of work and costs.

NOTE 4— DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	December 31,
	2025	2024
10.75% Senior Second Lien Notes due 2029:
Principal	$350,000	$—
Unamortized debt issuance costs	(7,645)	—
Total	342,355	—

Term Loan:
Principal	—	114,159
Unamortized debt issuance costs	—	(2,027)
Total	—	112,132

11.75% Senior Second Lien Notes due 2026:
Principal	—	275,000
Unamortized debt issuance costs	—	(2,919)
Total	—	272,081

TVPX Loan:
Principal	8,825	9,925
Unamortized discount	(305)	(771)
Unamortized debt issuance costs	(62)	(144)
Total	8,458	9,010

Total debt, net	350,813	393,223
Less current portion, net	(8,458)	(27,288)
Long-term debt, net	$342,355	$365,935

Debt Refinancing

On January 28, 2025, the Company issued and sold $350.0 million in aggregate principal amounts of its 10.75% Senior Second Lien Notes due 2029 (the “10.75% Notes”). The Company used the net proceeds from the issuance of the 10.75% Notes, along with cash on hand, to (i) purchase for cash pursuant to a tender offer (the “Tender Offer”), such of the Company’s 11.75% Senior Second Lien Notes due 2026 (the “11.75% Notes) that were validly tendered pursuant to the terms thereof; (ii) repay the $114.2 million of outstanding amounts under the credit agreement of certain of the Company’s indirect, wholly-owned subsidiaries (the “Term Loan”); (iii) fund the full redemption amount for an August 1, 2025 redemption of the remaining 11.75% Notes not validly tendered and accepted for purchase in the Tender Offer; and (iv) pay any premiums, fees and expenses relating to these transactions.

On January 13, 2025, the Company commenced the Tender Offer for any and all of the Company’s outstanding 11.75% Notes. On January 28, 2025, the Company accepted and purchased $269.7 million aggregate principal amount of the outstanding 11.75% Notes for a purchase price equal to $1,036.25 for each $1,000 principal amount of the Notes

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

purchased. An additional $89,000 of Notes were tendered on February 12, 2025. The Company purchased these Notes for $89,905 plus accrued interest.

After giving effect to this purchase, an aggregate $5.2 million principal amount of the 11.75% Notes remained outstanding. The Company then effected a legal defeasance of the 11.75% Notes by purchasing $5.3 million of government securities and depositing these government securities with the trustee. The government securities generated sufficient cash upon maturity to effect the trustee’s optional redemption on August 1, 2025 of the remaining $5.2 million of outstanding principal plus interest. Upon the deposit of the government securities with the trustee, the Company caused the satisfaction and discharge of the indenture governing the 11.75% Notes. The trustee acknowledged such discharge and satisfaction. As a result, the Company and the Guarantors of the 11.75% Notes have been released from their remaining obligations under the indenture governing the 11.75% Notes.

On January 28, 2025, in conjunction with the issuance of the 10.75% Notes, the Company terminated its Sixth Amended and Restated Credit Agreement (the “Legacy Credit Agreement”) and entered into a new credit agreement (the “Credit Agreement”).

These transactions were accounted for as an extinguishment and the Company recognized a loss of $15.0 million in 2025.

10.75% Senior Second Lien Notes due 2029

The 10.75% Notes (effective interest rate of 11.5% for 2025) were issued under an indenture dated January 28, 2025 (the “Indenture”). The 10.75% Notes mature on February 1, 2029 and interest is payable on each February 1 and August 1, commencing August 1, 2025. The 10.75% Notes are guaranteed by the Company’s direct and indirect wholly-owned subsidiaries (the “Guarantors”) and are secured by second priority liens (subject to permitted liens and certain other exceptions) on substantially all of the oil and natural gas properties of the Company and the Guarantors.

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

TVPX Loan

In May 2023, the Company acquired a corporate aircraft from a company affiliated with and controlled by the Company’s Chairman, Chief Executive Officer (“CEO”) and President, Tracy W. Krohn. The terms of the transactions were reviewed and approved by the Audit Committee of the Company’s board of directors. See Note 16 – Related Parties.

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

The TVPX Loan bears a fixed interest rate of 2.49% per annum (effective rate of 9.0% for 2025) and requires monthly amortization payments of $91.7 thousand plus accrued interest, and a balloon payment of $8.0 million at the end of the loan term in September 2026. The TVPX Loan is guaranteed by the Company on an unsecured basis.

Credit Facility

The Credit Agreement provides the Company a revolving credit and letter of credit facility (the “Credit Facility”), with initial bank lending commitments of $50.0 million with a letter of credit sublimit of $10.0 million. The Credit Facility matures on July 28, 2028. The Credit Facility is guaranteed by the Guarantors and is secured by a first-priority lien on substantially all of the natural gas and oil properties and personal property assets of the Company and the Guarantors and the Company’s ownership in certain joint venture entities.

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

In the event the Revolving Credit Exposure (as defined in the Credit Agreement) is greater than or equal to $20.0 million, the Company is required to enter into hedging transactions with prices, notional amounts and periods of time as applicable in the Credit Agreement.

On or before January 28, 2026, the Company is required to use commercially reasonable efforts to enter into an amendment or amendment and restatement of the Credit Agreement to include a reserve-based lending construct. As of the date of this Form 10-K, the Credit Agreement has not been amended or amended and restated to include a reserve-based lending construct. The Company continues to work with the administrative agent and the lenders toward an amendment to implement such a reverse-based lending facility. Failure to convert the Credit Facility to a reserve-based lending facility is not an event of default under the Credit Agreement.

As of December 31, 2025, there were no borrowings outstanding under the Credit Agreement, and letters of credit outstanding were $6.1 million. There was $43.9 million available for the issuance of letters of credit and borrowings under the Credit Agreement as of December 31, 2025.

Maturities of Long-Term Debt

The maturities of the Company’s principal amounts of long-term debt are as follows (in millions):

2026	$8.8
2027	—
2028	—
2029	350.0
2030	—
Thereafter	—
Total	$358.8

Covenants

The Company’s debt agreements contain certain representations, warranties, covenants and other terms and conditions which are customary for agreements of these types. As of December 31, 2025, the Company was in compliance with all applicable covenants of the Indenture, the TVPX Loan and the Credit Agreement.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2025, the Company has $452.3 million of surety bonds outstanding related to contractual obligations, litigation appeals and decommissioning obligations pursuant to certain purchase and sale agreements. Certain of the surety bonds related to decommissioning obligations are subject to escalation, in amounts up to $70.0 million. The Company is required to maintain this level of bonds until the properties are fully plugged, abandoned, and restored in accordance with applicable laws and regulations.

Total expenses related to these surety bonds, inclusive of the surety bonds in connection with the agreements described above, were $6.9 million, $7.5 million and $7.4 million during 2025, 2024 and 2023, respectively. Future surety bond costs may change due to a number of factors, including changes and interpretations of regulations by the BOEM, rates being charged in the marketplace, availability of bonding capacity in the marketplace and when obligations are completed.

In conjunction with the purchase of an interest in the Heidelberg field, the Company assumed contracts with certain pipeline companies that contain minimum quantities obligations that extend through 2028. The Company recognized expenses of $0.1 million, $0.4 million and $1.0 million for the difference between the quantities shipped and the minimum obligations during 2025, 2024 and 2023, respectively.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Contingencies

Appeal with the Office of Natural Resources Revenue

In 2009, the Company recognized allowable reductions of cash payments for royalties owed to the Office of Natural Resources Revenue (the “ONRR”) for transportation of its deepwater production through subsea pipeline systems owned by the Company. In 2010, the ONRR audited calculations and support related to this usage fee, and ONRR notified the Company that they had disallowed approximately $4.7 million of the reductions taken. The Company disagreed with the position taken by the ONRR and filed an appeal with the ONRR.

On August 26, 2025, the United States District Court for the Eastern District of Louisiana issued a favorable order on the Company’s motion for summary judgment. On December 15, 2025 and December 16, 2025, the ONRR released the Company’s administrative appeal bonds. The Company remains in discussions with the ONRR regarding the related litigation bond and the amount, if any, to be refunded or credited to the Company. As a result of the order, the Company reversed its $5.3 million accrual related to this matter.

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

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

On June 30, 2025, the Company announced that the presiding judge in the Sureties Litigation recommended denying the requests for preliminary injunction submitted by two surety providers. The preliminary injunction would have required the Company to immediately post $105 million of collateral. The recommendation would effectively nullify all current collateral requests by the surety providers and the Company will not be required to post collateral (if at all) until a determination on the merits of the Sureties Litigation with the remaining surety providers.

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

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

The changes in the contingent decommissioning obligations were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Contingent decommissioning obligations, beginning of period	$22,551	$18,044
Liabilities settled	(3,980)	(16,399)
Accrual for additional estimated liabilities	17,586	20,906
Contingent decommissioning obligations, end of period	36,157	22,551
Less: Current portion	(8,717)	(1,751)
Long-term	$27,440	$20,800

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

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering

In August 2025, the Company filed a prospectus supplement related to the issuance and sale of up to approximately $83 million of shares of common stock under the Company’s at-the-market equity agreement (the “ATM agreement”). The designated sales agent is entitled to a placement fee of up to 3.0% of the gross sales price per share sold.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

The Company did not sell any shares of common stock in connection with the ATM agreement during 2025 or 2024.

Cash Dividends

In November 2023, the Company announced that its board of directors approved the implementation of a quarterly cash dividend. The Company declared cash dividends of $6.4 million, $6.0 million and $1.5 million during 2025, 2024 and 2023, respectively.

NOTE 7 — SHARE-BASED COMPENSATION

The Company’s Plan for its eligible employees, non-employee directors and consultants includes both cash and share-based compensation awards. The Plan is administered by the Compensation Committee of the board of directors. The Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, or other awards related to stock, and awards may be paid in cash, stock, or any combination of cash and stock, as determined by the Compensation Committee. Each stock-settled award granted under the Plan reduces the number of shares available for issuance by one share. Cash-settled awards are not counted against the aggregate share limit. Shares subject to awards granted under the Plan that are subsequently canceled, terminated, settled in cash or forfeited, excluding shares withheld to satisfy tax withholding obligations with respect to options or stock appreciation rights or to pay the exercise price of an option, are available for future grant under the Plan. The Company’s policy is to issue new shares when its equity awards vest.

As of December 31, 2025, the maximum number of shares of common stock available for issuance under the Plan is 10.0 million shares. As the Company does not have enough shares available under the Plan to satisfy its commitments to deliver shares upon vesting, the Company utilized its sequencing policy to determine how to allocate shares among outstanding awards.

Equity Awards

Restricted Stock Units

An RSU is an award where each unit represents the right to receive the value of one share of our common stock at the date of vesting. RSUs are subject to service conditions, and vest ratably over approximately three years or one year for RSUs granted to employees and non-employee directors, respectively.

A summary of activity related to RSUs is as follows:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Stock Units	per Unit
Nonvested, beginning of period	3,507,048	$2.93
Granted	4,400,655	1.48
Vested	(1,865,127)	3.15
Forfeited	(140,949)	2.25
Nonvested, end of period	5,901,627	$1.80

The grant date fair value of RSUs granted during 2025, 2024 and 2023 was $6.5 million, $5.4 million and $7.4 million, respectively. The fair value of the RSUs that vested during 2025, 2024 and 2023 was $5.9 million, $4.9 million and $2.5 million, respectively, based on the closing price of the Company’s common stock on the vesting date.

As of December 31, 2025, there was $3.9 million of total unrecognized compensation costs related to unvested RSUs which is expected to be recognized over a weighted average period of 0.9 years.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Performance Share Units

A performance share unit (“PSU”) is an RSU award granted subject to performance criteria. Grants of PSUs are three-year equity settled awards linked to the achievement of certain performance metrics. The vesting of PSUs is dependent on the satisfaction of certain service-related conditions and the achievement of the applicable performance metrics. The PSUs vest in their entirety on the date specified in the award agreement following the conclusion of the performance period. Different levels of achievement across these performance metrics will affect the percentage of PSUs that the employee receives upon the satisfaction of the service requirement. The percentage of PSUs received upon vesting ranges from 0% to 200%.

The grant date fair value of the PSUs that contain both a service condition and a market condition was determined through the use of the Monte Carlo simulation method. This method requires the use of subjective assumptions such as the price and the expected volatility of the Company’s stock and its self-determined Peer Group companies’ stock, risk-free rate of return and cross-correlations between the Company and its Peer Group companies. Expected volatilities for the Company’s and each peer company utilized in the model are estimated using a historical period consistent with the awards’ remaining performance period as of the grant date. The risk-free interest rate is based on the yield on U.S. Treasury Constant Maturity for a term consistent with the remaining performance period. The valuation model assumes dividends, if any, are immediately reinvested.

The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs valued using the Monte Carlo simulation method:

	Year Ended December 31,
	2024	2023
Expected term for performance period (in years)	2.4	2.6
Expected volatility	65.0%	76.1%
Risk-free interest rate	3.9%	4.2%

The grant date fair value of the PSUs that contain both a service condition and a performance condition was determined using the closing stock price of the Company’s common stock on the date of grant. The cumulative compensation cost that will be recognized will be equal to the grant date fair value of the awards deemed probable of vesting multiplied by the percentage of the requisite service period that has been rendered. Unlike PSUs with both a service condition and a market condition, if the performance condition is not satisfied, any previously recognized compensation expense is reversed.

A summary of activity related to PSUs is as follows:

		Weighted
		Average
		Grant Date
	Performance	Fair Value
	Share Units	per Unit
Nonvested, beginning of period	2,463,397	$3.48
Forfeited	(37,013)	4.83
Nonvested, end of period	2,426,384	$3.46

The grant date fair value of PSUs granted during 2024 and 2023 was $3.5 million and $6.3 million, respectively. The Company did not grant any PSUs in 2025 that were accounted for as equity awards. No PSUs vested during 2025 or 2024. The fair value of the PSUs that vested during 2023 was $0.7 million based on the closing price of the Company’s common stock on the vesting date.

As of December 31, 2025, there was $1.2 million of total unrecognized compensation costs related to unvested PSUs which is expected to be recognized over a weighted average period of one year.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Liability Awards

Certain of the Company’s RSUs and all PSUs granted in 2025 may be settled by, at the Company’s discretion, either the issuance of the Company’s common stock, cash, or a combination thereof based on the fair market value of the common stock at the vesting date. These awards are accounted for as liability awards, and the fair value of these awards is remeasured at the end of each reporting period based on either the current market price of the Company’s common stock (for RSUs and PSUs with both a service condition and a performance condition) or through the use of the Monte Carlo simulation method (for PSUs with both a service condition and a market condition).

The assumptions used in the Monte Carlo simulation method are the same as those described above for PSUs accounted for as equity awards. The following table summarizes the assumptions used to calculate the fair value of the PSUs valued using the Monte Carlo simulation method at the date of grant and at December 31, 2025:

	May 16,	December 31,
	2025	2025
Expected term for performance period (in years)	2.6	2.0
Expected volatility	56.0%	58.7%
Risk-free interest rate	3.9%	3.4%

During 2025, the Company granted 7.6 million liability awards with a grant date fair value of $12.2 million. As of December 31, 2025, there were 7.5 million liability awards outstanding with a fair value of $13.8 million.

As of December 31, 2025, there was $6.1 million of total unrecognized compensation costs related to the liability awards which is expected to be recognized over a weighted average period of 2.1 years.

Share-Based Compensation Expense

Compensation cost for share-based payments to employees is recognized using an accelerated attribution method over the period during which the recipient is required to provide service in exchange for the award. For equity awards, compensation cost is based on the fair value of the equity instrument on the date of grant. For liability awards, compensation cost is based on the fair value of the liability awards at the end of the reporting period. Forfeitures are estimated during the vesting period, resulting in the recognition of compensation cost only for those awards that are expected to actually vest. Estimated forfeitures are adjusted to actual forfeitures when the award vests. All RSUs and PSUs awarded are subject to forfeiture until vested and cannot be sold, transferred or otherwise disposed of during the restricted period.

The following table presents the compensation expenses included in General and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Accounted for as equity awards:
Restricted stock units	$6,492	$4,433	$4,477
Performance share units	3,600	5,759	5,836
Accounted for as liability awards	2,134	—	—
Restricted shares	—	—	70
Total	$12,226	$10,192	$10,383

NOTE 8 — EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (the “401(k) Plan”) for all eligible employees. The Company matches employee contributions 100% of each participant’s contribution up to a maximum of 6% of the participant’s eligible compensation, subject to limitations imposed by the Internal Revenue Code. The 401(k) Plan provides 100% vesting in Company match contributions on a pro rata basis over five years of service (20% per year).

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Expenses relating to the 401(k) Plan were $3.2 million, $3.3 million, and $2.9 million for 2025, 2024 and 2023, respectively.

NOTE 9 — LEASES

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

The components of lease costs were as follows (in thousands):

	December 31,
	2025	2024	2023
Operating lease costs, excluding short-term leases	$1,805	$1,718	$1,670
Short-term lease cost	236	143	58
Variable lease cost (1)	832	951	765
Total lease cost	$2,873	$2,812	$2,493

(1)	Variable lease costs primarily represent differences between minimum lease payment obligations and actual operating charges incurred by the Company related to long-term operating leases.

The present value of the fixed lease payments recorded as the Company’s ROU assets and operating lease liabilities, adjusted for initial direct costs and incentives, are as follows (in thousands):

	December 31,
	2025	2024
ROU assets ‒ Other assets	$11,029	$10,045

Lease liability:
Accrued liabilities	$1,765	$1,522
Other liabilities	11,031	10,390
Total lease liability	$12,796	$11,912

The weighted average remaining lease term and discount rate related to the Company’s operating leases are as follows (in thousands):

	December 31,
	2025	2024	2023
Weighted average remaining lease term	13.0 years	11.5 years	12.1 years
Weighted average discount rate	10.4%	10.3%	10.3%

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	December 31,
	2025	2024	2023
Operating cash outflow from operating leases	$1,904	$1,595	$1,713
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,503	$—	$559

As of December 31, 2025, the maturities of the liabilities related to the Company’s operating leases are as follows (in thousands):

2025	$2,343
2026	1,814
2027	1,868
2028	4,136
2029	1,934
Thereafter	11,186
Total lease payments	23,281
Less: imputed interest	(10,485)
Total	$12,796

NOTE 10 — FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, derivative instruments and debt. Except for derivative instruments and debt, the carrying amount of the Company’s financial instruments approximates fair value due to the short-term, highly liquid nature of these instruments.

Derivative Instruments

As of December 31, 2025, the Company has no open derivative contracts.

The fair value of the Company’s open contracts as well as closed contracts that had not yet settled is recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2025	2024
Prepaid expenses and other current assets	$318	$868
Other assets	—	4,150
Accrued liabilities	—	3,731

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

The impact of commodity derivative contracts on the Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Realized (gain) loss (1)	$(16,256)	$(2,879)	$4,087
Unrealized loss (gain)	2,663	(710)	(58,846)

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Derivative gain, net	$(13,593)	$(3,589)	$(54,759)

(1)	Includes $11.9 million related to the monetization of the Company’s natural gas put contracts and costless collar during 2025.

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	December 31, 2025		December 31, 2024
	Net Value	Fair Value	Net Value	Fair Value
Term Loan	$—	$—	$112,132	$109,727
11.75% Notes	—	—	272,081	278,765
10.75% Notes	342,355	320,208	—	—
TVPX Loan	8,458	8,613	9,010	9,395
Total	$350,813	$328,821	$393,223	$397,887

The fair values of the TVPX Loan and the Term Loan were measured using a discounted cash flows model and current market rates. The fair values of the 10.75% Notes and the 11.75% Notes were measured using quoted prices, although the market is inactive. The fair value of debt was classified as Level 2 within the valuation hierarchy.

NOTE 11 — INCOME TAXES

As described in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies, effective for the year ended December 31, 2025, the Company adopted ASU 2023-09 and applied the disclosure requirements on a prospective basis. In accordance with prospective application, the Company did not recast prior period disclosures.

Income Tax Expense (Benefit)

Components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current	$253	$92	$(140)
Deferred	50,674	(10,077)	18,485
Total income tax expense (benefit)	$50,927	$(9,985)	$18,345

Reconciliation

The reconciliation of income taxes computed at the U.S. federal statutory tax rate of 21% to these effective tax rates is as follows (in thousands):

	Year Ended December 31,
	2025
Income tax benefit at the federal statutory rate	$(20,818)	21.0%
State and local income tax, net of federal income tax effect (1)	1,537	(1.6)
Changes in valuation allowance	68,046	(68.6)
Nontaxable or nondeductible items:
Shortfall on vested shares	988	(1.0)
Limited executive compensation	812	(0.8)
Other	353	(0.4)
Prior year taxes	9	—
Income tax expense	$50,927	(51.4)%

(1)	Taxes in the state of Alabama contributed to the majority of the tax effect in this category.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

The Company’s income tax (benefit) expense for 2024 and 2023 resulted in effective tax rates of 10.3% and 54.0%, respectively. The reconciliation of income taxes computed at the U.S. federal statutory tax rate of 21% to these effective tax rates is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax (benefit) expense at the federal statutory rate	$(20,397)	$7,128
Compensation adjustments	2,607	1,752
State income taxes	(57)	1,143
Valuation allowance	7,699	8,125
Other	163	197
Income tax (benefit) expense	$(9,985)	$18,345

Income Taxes Paid

Income taxes paid, net of refunds received, were as follows (in thousands):

Year Ended December 31,
2025
Federal	$580
State and local - Louisiana	27
Income taxes paid, net of refunds received	$607

Income tax (refunds) payments were $(2.0) million and $2.4 million in 2024 and 2023, respectively.

As of December 31, 2025, income taxes receivable of $0.5 million were included in Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Derivatives	$—	$4,376
Asset retirement obligations	122,862	118,398
Contingent asset retirement obligations	7,906	4,493
Right of use liability	2,937	2,743
Federal net operating losses	18,286	10,805
State net operating losses	4,831	4,581
Interest expense limitation carryover	25,743	24,947
Share-based compensation	1,938	1,480
Other	4,952	4,560
Total deferred tax asset	189,455	176,383
Valuation allowance	(100,321)	(29,155)
Total deferred tax asset after valuation allowance	89,134	147,228
Deferred tax liabilities:
Property and equipment	$86,701	$93,284
Investment in non-consolidated entity	1,110	2,149
Other	3,198	2,995
Total deferred tax liabilities	91,009	98,428

Net deferred tax (liability) asset (1)	$(1,875)	$48,800

(1)	As of December 31, 2025 and 2024, $1.9 million and $8 thousand, respectively, are included in Other liabilities in the Company’s Consolidated Balance Sheets.

Valuation Allowance

Changes to the Company’s valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$(29,155)	$(23,202)	$(15,311)
Additions to valuation allowance	(71,166)	(5,953)	(7,891)
Balance at end of period	$(100,321)	$(29,155)	$(23,202)

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

The amount of the Company’s deferred tax assets considered realizable was reduced in 2025 mainly due to negative evidence regarding its ability to realize its deferred tax assets. The Company can support a portion of its deferred tax assets through the generation of income from future reversals of existing taxable temporary differences and recorded a valuation allowance against the remaining unsupported deferred tax assets.

Net Operating Loss and Interest Expense Limitation Carryover

The table below presents the details of the Company’s net operating loss and interest expense limitation carryover as of December 31, 2025 (in thousands):

	Amount	Expiration Year
Federal net operating loss	$87,078	N/A
State net operating loss	108,804	2038 - 2040
Interest expense limitation carryover	117,550	N/A

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

Years Open to Examination

The Company and its subsidiaries are subject to income taxes in both the U.S. federal jurisdiction and state jurisdictions in which it conducts its business, each of which may have multiple open years subject to examination. As of December 31, 2025, the tax years 2022 through 2025 remain open to examination by the federal and state tax jurisdictions where the Company conducts its business.

NOTE 12 — NET (LOSS) INCOME PER SHARE

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(150,062)	$(87,145)	$15,598

Weighted average common shares outstanding - basic	148,207	147,133	146,483
Dilutive effect of securities	—	—	1,819
Weighted average common shares outstanding - diluted	148,207	147,133	148,302

Net (loss) income per common share:
Basic	$(1.01)	$(0.59)	$0.11
Diluted	$(1.01)	$(0.59)	$0.11

Shares excluded due to being anti-dilutive (1)	6,464	4,069	—
(1)	Includes RSUs and PSUs that are expected to attain their applicable performance metrics as their effect, if included would have been anti-dilutive.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 13 — INVESTMENT IN MONZA

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

As of December 31, 2025, nine wells have been completed since the inception of the Joint Venture Drilling Program, of which seven are producing. The Company is the operator for five of these wells completed.

As required, the Company may call on Monza to provide cash to fund its portion of certain Joint Venture Drilling Program projects in advance of capital expenditure spending. As of both December 31, 2025 and 2024, the unused advances were $2.4 million, which are included in Accounts payable in the Consolidated Balance Sheets.

Since inception through December 31, 2025, members of Monza have made partner capital contributions, including the Company’s contributions of working interest in the drilling projects, to Monza totaling $302.4 million and received cash distributions totaling $273.7 million. Since inception through December 31, 2025, the Company has made total capital contributions, including the contributions of working interest in the drilling projects, to Monza totaling $68.2 million and received cash distributions totaling $59.2 million.

Consolidation and Carrying Amounts

Monza is considered to be a variable interest entity. As the Company is not considered the primary beneficiary of Monza, the Company does not fully consolidate Monza but instead consolidates Monza based on its ownership interest. The Company reconsiders its evaluation of whether to consolidate Monza each reporting period based upon changes in the facts and circumstances pertaining to Monza. Monza is considered a variable interest entity that is proportionally consolidated. As of December 31, 2025, there have been no events or changes that would cause a redetermination of the variable interest status.

The following table presents the amounts recorded by the Company in the Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	December 31,
	2025	2024
Working capital	$502	$29
Oil and natural gas properties and other, net	24,289	28,042
Other assets	13,947	13,038
Asset retirement obligations	840	691
Other liabilities	56	—

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the amounts recorded by the Company in the Consolidated Statement of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$10,944	$11,254	$13,086
Total operating expenses	8,420	7,453	9,436
Other income, net	79	215	199

NOTE 14 — SEGMENT INFORMATION

The Company reports its operations in one reportable segment which is engaged in the acquisition, development and production of oil, NGLs and natural gas offshore in the Gulf of America. The segment derives revenue from the sale of produced oil, NGLs and natural gas. The Company’s chief operating decision maker (“CODM”) is its CEO.

The accounting policies of the Company’s operating segment are the same as those described in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies. The measure of profit or loss that the CODM uses to assess performance and allocate resources for the operating segment is consolidated net (loss) income. The measure of segment assets is reported on the accompanying consolidated balance sheets as total consolidated assets. The CODM uses consolidated net income in deciding whether to reinvest profits into the operating segment or into other activities, such as for acquisitions or to return capital to shareholders through a combination of dividends and/or share repurchases.

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

NOTE 15 — OTHER SUPPLEMENTAL INFORMATION

Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Derivatives	$318	$868
Insurance/bond premiums	5,630	6,988
Prepaid deposits related to royalties	6,382	8,562
Prepayments to vendors	1,636	1,586
Other	577	500
Prepaid expenses and other current assets	$14,543	$18,504

Oil and natural gas properties and other, net consisted of the following (in thousands):

	December 31,
	2025	2024
Oil and natural gas properties and related equipment (1)	$9,091,553	$9,090,928
Other property	43,710	43,589
Total property and equipment	9,135,263	9,134,517
Less: Accumulated depreciation, depletion, amortization and impairment	(8,473,181)	(8,356,776)
Oil and natural gas properties and other, net	$662,082	$777,741

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

(1)	In January 2025, the Company received $58.5 million from an insurance claim related to the Mobile Bay plant turnaround in February 2023. As the Company uses the full cost method of accounting for its oil and natural gas properties, the proceeds were accounted for as an adjustment to its capitalized costs.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued interest	$15,768	$13,472
Accrued salaries/payroll taxes/benefits	12,513	11,623
Contingent P&A liability	8,717	1,751
Derivatives	—	3,731
Operating lease liabilities	1,765	1,522
Income taxes payable	202	—
Other	844	1,172
Total accrued liabilities	$39,809	$33,271

Consolidated Statement of Cash Flows Information

Supplemental cash flows information was as follows (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$140,558	$109,003	$173,338
Restricted cash	62	1,552	4,417
Cash, cash equivalents and restricted cash	140,620	110,555	177,755

Supplemental cash flows information:
Cash paid for interest	35,875	40,566	42,132

	Year Ended December 31,
	2025	2024	2023
Non-cash investing and financing activities:
Accrual for investment in oil and natural gas properties	9,490	3,363	7,165
ARO - acquisitions, additions, dispositions and revisions, net	16,403	57,335	37,337
Share-based compensation expense related to liability awards	2,134	—	—
Government securities transferred to trustee in connection with legal defeasance	5,348	—	—
Legal defeasance of 11.75% Notes	5,170	—	—
Change in accrual for dividends declared but not paid on unvested share-based awards	432	116	—

NOTE 16 — RELATED PARTIES

Related Party Transactions with Affiliates of the CEO

The Company has entered into transactions with related parties either controlled by the Company’s CEO or in which he has an ownership interest.

In May 2023, the Company acquired a corporate aircraft from a company affiliated with and controlled by the Company’s CEO. The purchase price of the aircraft was $19.1 million, which was paid using $9.0 million of cash on hand and through the assumption of the TVPX Loan (see Note 4 – Debt). The terms of this transaction were reviewed and approved by the Audit Committee of the Company’s board of directors.

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

Prior to the Company’s purchase of the aircraft, the Company used this aircraft for business purposes, and the CEO also used the aircraft for personal purposes. Both the Company’s use of the aircraft for business purposes and the CEO’s unlimited use for personal purposes were paid for by the Company pursuant to the CEO’s prior employment agreement. Airplane services transactions were approximately $0.2 million during 2023.

On May 14, 2023, the Company adopted its aircraft use policy, which was amended and restated on January 1, 2024 (the “Aircraft Policy”). Under the Aircraft Policy, certain costs of executive officers’ personal travel on the Company’s corporate aircraft (including the personal travel of family and guests) are either paid directly by the executive officer on at least an annual basis or, in certain cases, reimbursed to the Company, in each case, in accordance with the Aircraft Policy. Direct payments are due to the air carrier in accordance with the air carrier’s terms.

An entity owned by the Company’s CEO has ownership interests in certain wells in which the Company does not have an ownership interest. These wells are covered under the Company’s insurance policy. The entity reimburses the Company for its proportionate share of insurance premiums related to these wells and, when insurance proceeds are collected related to damage, those costs are disbursed as applicable. In addition, the entity reimburses the Company for certain administrative costs incurred during the year. Reimbursements from such company totaled $0.3 million, $0.3 million and $0.4 million during 2025, 2024 and 2023, respectively, and are included on the Company’s Consolidated Statements of Operations as a reduction to general and administrative expenses.

A company that provides marine transportation and logistics services to the Company employs the spouse of the Company’s CEO. The rates charged for these marine and transportation services were generally either equal to or below rates charged by non-related, third-party companies and/or otherwise determined to be of the best value to the Company. Payments to such company totaled $23.0 million, $20.3 million and $16.5 million during 2025, 2024 and 2023, respectively. The spouse received commissions of approximately $0.2 million, $0.1 million and $0.1 million during 2025, 2024 and 2023. These commissions were partially based on services rendered to the Company.

An entity controlled by the Company’s CEO purchased $22.0 million in aggregate principal amount of the 10.75% Notes on the same terms as the other purchasers.

An entity indirectly owned and controlled by the Company’s CEO was the sole lender under the Legacy Credit Agreement (see Note 4 – Debt). The entity earned commitment fees, equal to 3.0% of the unused borrowing base lending commitment, of $0.1 million, $1.5 million and $1.5 million in 2025, 2024 and 2023, respectively.

NOTE 17 — SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

Capitalized Costs

Net capitalized costs related to oil, NGLs and natural gas producing activities are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Proved oil and natural gas properties and equipment	$9,091,553	$9,090,928	$8,919,403
Accumulated depreciation, depletion and amortization	(8,444,343)	(8,331,141)	(8,200,968)
Net capitalized costs related to producing activities	$647,210	$759,787	$718,435

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The following costs were incurred in oil, NGLs and natural gas property acquisition, exploration and development activities (in thousands):

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2025	2024	2023
Acquisition of proved oil and natural gas properties (1)	$711	$98,282	$43,736
Exploration costs (2)	4,788	6,758	12,250
Development costs (3)	70,338	71,875	54,022
Total	$75,837	$176,915	$110,008

(1)	Includes capitalized ARO of $17.6 million and $16.4 million during 2024 and 2023, respectively.
(2)	Includes seismic costs of $1.3 million, and $2.8 million incurred during 2024 and 2023, respectively. Includes geological and geophysical costs charged to expense of $4.0 million, $5.4 million, and $4.8 million during 2025, 2024 and 2023, respectively.
(3)	Includes capitalized ARO of $16.4 million, $39.6 million and $21.0 million during 2025, 2024 and 2023, respectively.

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

The following sets forth changes in estimated quantities of net proved oil, NGLs and natural gas reserves:

	Oil	NGLs	Natural Gas
	(MMBbls)	(MMBbls)	(Bcf)	MMBoe
Proved reserves as of December 31, 2022	40.6	18.9	634.6	165.3
Revisions of previous estimates	—	(4.0)	(168.8)	(32.2)
Purchase of minerals in place	1.4	0.2	5.8	2.6
Production	(5.0)	(1.4)	(37.6)	(12.7)
Proved reserves as of December 31, 2023	37.0	13.7	434.0	123.0
Revisions of previous estimates	7.0	0.2	(77.1)	(5.5)
Purchase of minerals in place	12.9	0.3	51.8	21.7
Production	(5.3)	(1.2)	(34.3)	(12.2)
Proved reserves as of December 31, 2024	51.6	13.0	374.4	127.0
Revisions of previous estimates	(7.7)	(0.2)	85.8	6.5
Sale of minerals in place	(0.1)	—	—	(0.1)
Production	(5.1)	(1.1)	(36.9)	(12.4)
Proved reserves as of December 31, 2025	38.7	11.7	423.3	121.0

Year-end proved developed reserves:
2025	32.9	11.6	418.9	114.3
2024	37.0	12.2	336.0	105.3
2023	27.4	12.7	379.4	103.3

Year-end proved undeveloped reserves:
2025	5.8	0.1	4.4	6.7
2024	14.6	0.8	38.4	21.7
2023	9.6	1.0	54.6	19.7

During 2025, revisions of previous estimates were primarily due to SEC price revisions for all proved reserves and a decrease in PUD locations due to the PUD locations becoming uneconomic under current prices and PUD locations being dropped in compliance with the SEC’s five-year rule.

During 2024, revisions of previous estimates were primarily related to upward revisions to the Garden Banks 783 field offset by decreases due to SEC price revisions for all proved reserves. Proved reserves were also added through the acquisition of properties in January 2024.

During 2023, revisions of previous estimates were primarily due to SEC price revisions for all proved reserves. Proved reserves were also added through the acquisition of properties in September 2023.

As of December 31, 2025, we believe that we will be able to develop 2.6 MMBoe (approximately 40% of the total 6.7 MMBoe classified as PUDs) within five years from the date such PUDs were initially recorded. The primary exceptions to the five-year rule are at the Ship Shoal 349 field (“Mahogany”) and the Viosca Knoll 823 field (“Virgo”) where future development drilling has been planned as sidetracks of existing wellbores due to conductor slot limitations and rig availability. Two sidetrack PUD locations, one each at Mahogany and Virgo, will be delayed until an existing well is depleted and available to sidetrack. Based on the latest reserve report, these PUD locations are expected to be developed in 2038 and 2026, respectively. The other exception is at the Garden Banks 783 field where significant

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

spending has already begun on rig and platform modifications for development drilling, but the timeline has been extended to 2026 before the Company will be able to mobilize the rig.

Standardized Measure of Discounted Future Net Cash Flows

The following presents the standardized measure of discounted future net cash flows related to the Company’s proved oil, NGLs and natural gas reserves together with changes therein (in millions):

	Year Ended December 31,
	2025	2024	2023
Future cash inflows	$4,388.4	$5,123.1	$4,282.3
Future costs:
Production	(2,369.8)	(2,361.9)	(2,007.6)
Development and abandonment	(1,165.8)	(1,645.0)	(1,052.3)
Income taxes	(175.1)	(215.9)	(210.3)
Future net cash inflows	677.7	900.3	1,012.1
10% annual discount factor	(26.4)	(160.2)	(328.9)
Standardized measure of discounted future net cash flows	$651.3	$740.1	$683.2

Future cash inflows represent expected revenues from production of period-end quantities of proved reserve computed using SEC pricing for the periods presented. All prices are adjusted by field for quality, transportation fees, energy content and regional price differentials. Due to the lack of a benchmark price for NGLs, a ratio is computed for each field of the NGLs realized price compared to the WTI oil spot price. Then, this ratio is applied to the oil price using SEC guidance. The average realized commodity prices used to determine the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2025	2024	2023
Oil ($/Bbl)	$64.97	$74.69	$74.79
NGLs ($/Bbl)	19.67	22.98	24.08
Natural gas ($/Mcf)	3.88	2.58	2.74

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

W&T Offshore, Inc.

Notes to Consolidated Financial Statements (continued)

The change in the standardized measure of discounted future net cash flows relating to the Company’s proved oil, NGLs and natural gas reserves is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Standardized measure of discounted future net cash flows, beginning of year	$740.1	$683.2	$2,263.0
Sales and transfers of oil, NGL and natural gas produced, net of production costs	(167.6)	(205.1)	(240.1)
Net changes in prices and production costs	(208.6)	38.6	(1,241.4)
Net change in future development costs	(1.8)	(102.1)	(22.0)
Revisions of quantity estimates	193.1	(16.7)	(828.8)
Acquisition of reserves in place	—	245.9	72.0
Sale of minerals in place	(6.1)	—	—
Accretion of discount	89.5	79.2	285.7
Net change in income taxes	24.0	(45.6)	443.1
Changes in timing and other	(11.3)	62.7	(48.3)
Standardized measure of discounted future net cash flows, end of year	$651.3	$740.1	$683.2

NOTE 18 — SUBSEQUENT EVENTS (UNAUDITED)

In January 2026, the Company entered into oil costless collar hedges for 2026 including:

●	2,000 Bbls/d for March 2026 to December 2026, with a floor price of $55.35 per Bbl and a ceiling price of $68.60 per Bbl and
●	2,000 Bbls/d for March 2026 to December 2026, with a floor price of $57.00 per Bbl and a ceiling price of $70.20 per Bbl.

In February 2026, the Company entered into an oil swap for 2,000 Bbls/d for April 2026 to December 2026 at $64.53 per Bbl.

On March 5, 2026, the board of directors approved a first quarter dividend of $0.01 per share. The Company expects to pay the dividend on March 26, 2026, to stockholders of record as of the close of business on March 19, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Consequently, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2025, which is included under Part II, Item 8. Financial Statements and Supplementary Data, in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

4.2	Form of 10.750% Senior Second Lien Notes due 2029 (included in Exhibit 4.1 hereto)

4.3

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.1+	W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 2, 2010)

10.2+

First Amendment to W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 3, 2013)

10.3+

Second Amendment to W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 3, 2013)

10.4+

Third Amendment to W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed March 24, 2016)

10.5+

Fourth Amendment to W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 24, 2017)

10.6+	Amended and Restated Employment Agreement between W&T Offshore, Inc. and Tracy W. Krohn (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 26, 2023)

10.7+

Form of Indemnification Agreement by and between W&T Offshore, Inc. and each of its directors and certain of its officers (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2022)

10.8†

Credit Agreement, dated as of January 28, 2025, by and among W&T Offshore, Inc., Texas Capital Bank, as agent and the various agents and lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed February 3, 2025)

10.9

First Amendment to Credit Agreement, dated as of September 3, 2025 but effective as of March 1, 2025 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed November 6, 2025)

10.10	Reaffirmation Agreement, dated as of September 30, 2025 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed November 6, 2025)

10.11

Intercreditor Agreement, dated as of January 28, 2025, by and between Wilmington Trust, National Association, as second lien collateral trustee and Texas Capital Bank, as priority lien agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 3, 2025)

10.12

Purchase and Sale Agreement, dated December 13, 2023, by and among W&T Offshore, Inc., as buyer, and Cox Oil Offshore, L.L.C., Energy XXI GOM, LLC, EPL Oil & Gas, LLC, MLCJR LLC, Cox Operating L.L.C., Energy XXI Gulf Coast, LLC and M21K, LLC, as sellers (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 15, 2023)

10.13†

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

10.14+	W&T Offshore, Inc. 2023 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 20, 2023)

10.15+	W&T Offshore, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 20, 2023)

10.16+

Form of Restricted Stock Unit Agreement (Service-based Vesting), pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2022)

10.17+

Form of Restricted Stock Unit Agreement (Performance Vesting), pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2022)

10.18+

Form of Restricted Stock Unit Agreement (Service-based Vesting), pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed August 2, 2023)

10.19+

Form of Restricted Stock Unit Agreement (Performance Vesting), pursuant to the W&T Offshore, Inc. Amended and Restated Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed August 2, 2023)

10.20+

Form of Restricted Stock Unit Grant Notice (Performance Vesting), pursuant to the W&T Offshore, Inc. 2023 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 8, 2023)

10.21+

Form of Restricted Stock Unit Grant Notice (Service-based Vesting), pursuant to the W&T Offshore, Inc. 2023 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed November 8, 2023)

10.22+

Form of Non-Employee Director Restricted Stock Unit Grant Notice, pursuant to the W&T Offshore, Inc. 2023 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed November 8, 2023)

10.23+	Form of 2023 Executive Annual Incentive Award Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed August 2, 2023)

10.24	At-The-Market Equity Distribution Agreement, dated as of March 18, 2022 (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed March 18, 2022)

10.25

First Amendment to the At-The-Market Equity Distribution Agreement, dated as of August 28, 2025 (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed August 28, 2025)

10.26*	Settlement and Release Agreement, dated as of January 7, 2025

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed March 4, 2025)

21.1*	Subsidiaries of the Registrant

22.1*	List of Issuers and Guarantor Subsidiaries

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.3*	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of W&T Offshore, Inc. pursuant to 18 U.S.C. § 1350

97.1	W&T Offshore, Inc. Clawback Policy, dated December 1, 2023 (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed on March 6, 2024)

99.1**	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBLE and contained in Exhibit 101)

+	Management Contract or Compensatory Plan or Arrangement.
*	Filed herewith.
**	Furnished herewith.
†

Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a supplemental copy to each some omitted schedule or similar attachment to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2026.

W&T OFFSHORE, INC.
By:	/S/ SAMEER PARASNIS
Sameer Parasnis
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2026.

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