Form 10-Q
period 2026-03-31
W&T OFFSHORE INC
filed 2026-05-07
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐	Smaller reporting company	☑
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company.   Yes  ☐    No  ☑

As of April 30, 2026, there were 148,777,698 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$130,919	$140,558
Restricted cash	—	62
Accounts receivable:
Oil, natural gas liquids and natural gas sales	72,400	59,633
Joint interest, net of allowance for credit losses of $10,606 and $10,529, respectively	27,592	24,473
Prepaid expenses and other current assets	18,449	14,543
Total current assets	249,360	239,269

Oil and natural gas properties and other, net of accumulated depreciation, depletion and amortization of $8,500,446 and $8,473,181, respectively	655,086	662,082
Restricted deposits for asset retirement obligations	24,351	24,026
Deferred income taxes	63	35
Other assets	30,292	30,395
Total assets	$959,152	$955,807
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$90,637	$98,406
Accrued liabilities	62,362	39,809
Undistributed oil and natural gas proceeds	61,590	59,065
Advances from joint interest partners	2,275	2,394
Current portion of asset retirement obligations	25,471	26,147
Current portion of long-term debt, net	8,309	8,458
Total current liabilities	250,644	234,279

Asset retirement obligations	540,568	535,704
Long-term debt, net	342,879	342,355
Other liabilities	21,070	15,781

Commitments and contingencies	25,745	27,440

Shareholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: $0.00001 par value; 400,000 shares authorized; 151,647 shares issued	2	2
Additional paid-in capital	606,888	604,732
Retained deficit	(804,477)	(780,319)
Treasury stock: 2,869 shares, at cost	(24,167)	(24,167)
Total shareholders’ deficit	(221,754)	(199,752)
Total liabilities and shareholders’ deficit	$959,152	$955,807

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Oil	$90,103	$87,716
NGLs	6,911	4,772
Natural gas	49,887	35,109
Other	3,118	2,270
Total revenues	150,019	129,867

Operating expenses:
Lease operating expenses	66,114	71,012
Gathering, transportation and production taxes	8,654	5,659
Depreciation, depletion, and amortization	27,265	32,891
Asset retirement obligations accretion	8,517	8,392
General and administrative expenses	24,833	20,157
Total operating expenses	135,383	138,111

Operating income (loss)	14,636	(8,244)

Interest expense, net	9,186	9,492
Loss on extinguishment of debt	—	15,015
Derivative loss, net	24,513	2,757
Other expense (income), net	831	(316)
Loss before income taxes	(19,894)	(35,192)
Income tax expense (benefit)	2,636	(4,615)
Net loss	$(22,530)	$(30,577)

Net loss per common share (basic and diluted)	$(0.15)	$(0.21)

Weighted average common shares outstanding (basic and diluted)	148,778	147,598

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2025	148,778	$2	$604,732	$(780,319)	2,869	$(24,167)	$(199,752)
Cash dividends	—	—	—	(1,628)	—	—	(1,628)
Share-based compensation	—	—	2,156	—	—	—	2,156
Net loss	—	—	—	(22,530)	—	—	(22,530)
Balances at March 31, 2026	148,778	$2	$606,888	$(804,477)	2,869	$(24,167)	$(221,754)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Equity (Deficit)
Balances at December 31, 2024	147,374	$2	$595,407	$(623,819)	2,869	$(24,167)	$(52,577)
Cash dividends	—	—	—	(1,506)	—	—	(1,506)
Share-based compensation	—	—	2,087	—	—	—	2,087
Share-based compensation common stock issuances	269	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(223)	—	—	—	(223)
Net loss	—	—	—	(30,577)	—	—	(30,577)
Balances at March 31, 2025	147,643	$2	$597,271	$(655,902)	2,869	$(24,167)	$(82,796)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(22,530)	$(30,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	35,782	41,283
Share-based compensation	7,443	2,087
Amortization of debt issuance costs	779	1,099
Loss on extinguishment of debt	—	15,015
Derivative loss, net	24,513	2,757
Derivative cash receipts (settlements), net	318	(5,326)
Deferred income tax benefit	(27)	(5,517)
Changes in operating assets and liabilities:
Accounts receivable	(15,887)	(1,935)
Prepaid expenses and other current assets	(2,914)	547
Accounts payable, accrued liabilities and other	(7,760)	(18,858)
Asset retirement obligation settlements	(17,166)	(3,771)
Net cash provided by (used in) operating activities	2,551	(3,196)

Investing activities:
Investment in oil and natural gas properties and equipment	(10,127)	(6,665)
Acquisition of property interests	—	(400)
Proceeds from sale of oil and natural gas properties	—	11,935
Insurance proceeds	—	58,500
Purchases of furniture, fixtures and other	(203)	(103)
Net cash (used in) provided by investing activities	(10,330)	63,267

Financing activities:
Proceeds from issuance of 10.75% Senior Second Lien Notes	—	350,000
Repayment of 11.75% Senior Second Lien Notes	—	(269,830)
Repayment of Term Loan	—	(114,159)
Repayments of TVPX Loan	(275)	(275)
Purchase of government securities in connection with legal defeasance of 11.75% Senior Second Lien Notes	—	(5,889)
Premium payments and debt extinguishment costs	—	(10,230)
Debt issuance costs	(159)	(11,042)
Payment of dividends	(1,488)	(1,493)
Other	—	(223)
Net cash used in financing activities	(1,922)	(63,141)

Change in cash, cash equivalents and restricted cash	(9,701)	(3,070)
Cash, cash equivalents and restricted cash, beginning of year	140,620	110,555
Cash, cash equivalents and restricted cash, end of period	$130,919	$107,485

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open costless collar contracts as of March 31, 2026:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes	Volumes	Strike Price	Floor Price	Ceiling Price
Oil (WTI)		(Bbls) (1)	(Bbls)	($/Bbls)	($/Bbls)	($/Bbls)
Apr 2026 - Dec 2026	collars	4,000	1,100,000	$—	$56.18	$69.40
Apr 2026 - Dec 2026	swaps	2,000	550,000	64.53	—	—

(1)	Bbls – barrels of oil

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses and other current assets	$1,310	$318
Accrued liabilities	25,823	—

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

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Realized loss	$2,678	$3,639
Unrealized loss (gain)	21,835	(882)
Derivative loss, net	$24,513	$2,757

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	March 31, 2026		December 31, 2025
	Net Value	Fair Value	Net Value	Fair Value
10.75% Notes	$342,879	$357,833	$342,355	$320,208
TVPX Loan	8,309	8,411	8,458	8,613
Total	$351,188	$366,244	$350,813	$328,821

The fair value of the TVPX Loan was measured using a discounted cash flows model and current market rates. The fair value of the 10.75% Senior Second Lien Notes due 2029 (the “10.75% Notes”) was measured using quoted prices, although the market is inactive. The fair value of debt was classified as Level 2 within the valuation hierarchy.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 3 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“AROs”) represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Asset retirement obligations, beginning of period	$561,851	$548,832
Liabilities settled	(17,166)	(3,771)
Accretion expense	8,517	8,392
Liabilities incurred	—	1,029
Revisions of estimated liabilities	12,837	7,369
Asset retirement obligations, end of period	566,039	561,851
Less: Current portion	(25,471)	(29,098)
Long-term	$540,568	$532,753

NOTE 4 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	March 31,	December 31,
	2026	2025
10.75% Senior Second Lien Notes due 2029:
Principal	$350,000	$350,000
Unamortized debt issuance costs	(7,121)	(7,645)
Total	342,879	342,355

TVPX Loan:
Principal	8,550	8,825
Unamortized discount	(200)	(305)
Unamortized debt issuance costs	(41)	(62)
Total	8,309	8,458

Total debt, net	351,188	350,813
Less current portion, net	(8,309)	(8,458)
Long-term debt, net	$342,879	$342,355

As of March 31, 2026, there were no borrowings outstanding under the Credit Agreement, dated as of January 28, 2025, by and among the Company, Texas Capital Bank, as agent, and the various agents and lenders party thereto (the “Credit Agreement”) and letters of credit outstanding were $6.1 million. There was $43.9 million available for the issuance of letters of credit and borrowings under the Credit Agreement as of March 31, 2026, based on a borrowing base of $50.0 million and $6.1 million of letters of credit outstanding.

As of March 31, 2026, the Company was in compliance with all applicable covenants.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Appeal with the Office of Natural Resources Revenue

In 2010, the Company filed an appeal with the Office of Natural Resources Revenue (the “ONRR”) regarding reductions of cash payments for royalties owed to the ONRR for transportation of the Company’s deepwater production through subsea pipeline systems owned by the Company.

In August 2025, the United States District Court for the Eastern District of Louisiana issued a favorable order on the Company’s motion for summary judgment, and the ONRR released the Company’s administrative appeal bonds and related litigation bond.

ONRR Audit of Historical Refund Claims

In 2023, the Company received notification from the ONRR regarding results of an audit performed on the Company’s historical refund claims taken on various properties for alleged royalties owed to the ONRR. The review process is ongoing, and the Company does not believe any accrual is necessary at this time.

Bonding Disputes

Since October 2024, the Company has been involved in litigation with certain providers of private and government-required surety bonds, including Endurance Assurance Corporation, Lexon Insurance Company, U.S. Specialty Insurance Company (“USSIC”), Pennsylvania Insurance Company a/k/a Applied Surety Underwriters and United States Fire Insurance Company (collectively, the “Sureties”), that secure decommissioning obligations or ONRR disputed matters the Company may have with respect to certain oil and natural gas assets of the Company (the “Sureties Litigation”). The Company contends that (1) the Sureties may not enforce their indemnity agreements such that their action constitute an abuse of right; (2) the Sureties’ interpretation of the indemnity agreements render the agreements illusory; (3) the Sureties may not make unreasonable demands for collateral; (4) the Sureties must accept reasonable collateral as offered by the Company; (5) no additional collateral is required of the Company; (6) the Sureties may not make joint demands for collateral that are inconsistent with those of each other such that the Company cannot comply with each demand; and (7) the Sureties’ changed business model are not legitimate grounds to demand further collateral beyond that offered by the Company. The Company has also filed counterclaims against the Sureties claiming: (1) violations of the Sherman Antitrust Act; (2) violations of the Texas Free Enterprise and Antitrust Act; (3) violations of the Texas Insurance Code Section 541; (4) tortious interference with existing contracts and prospective business relationships; and (5) conspiracy.

In June 2025, the Company entered into Settlement and Release Agreements (the “Settlement Agreements”), by and between the Company and USSIC and Philadelphia Indemnity Insurance Company (“PIIC”) to dismiss all of such sureties’ claims related to the Sureties Litigation without prejudice. Pursuant to the applicable Settlement Agreement, USSIC and PIIC agreed that: (i) there will be no change to the 2024 premium rates paid by the Company or any of its affiliates, subsidiaries or joint venture entities, for any currently existing surety bond executed by USSIC or PIIC until after December 31, 2026, at the earliest, (ii) USSIC and PIIC withdraw all demands for collateral and agree not to request, demand, or otherwise insist on collateral, whether related to a surety bond or pursuant to the indemnity agreements, until after December 31, 2026, at the earliest; provided that such restriction shall not apply if (a) the Company does not pay premiums owed to USSIC or PIIC when due; (b) a claim is made by a third party against any bond issued by USSIC or PIIC to the Company or its affiliates or subsidiaries; (c) there is an initiation of an insolvency proceeding for the Company or any of its affiliates, subsidiaries or joint venture entities, whether voluntary or involuntary; (d) there is an uncured event of default under the indenture governing the 10.75% Notes that results in an acceleration, in whole or in part, of the indebtedness thereunder; or (e) the Company or its affiliates or subsidiaries initiate a lawsuit against USSIC or PIIC. Each of the Settlement Agreements also provides that, in the event that the Company enters into an agreement to provide collateral to another party in settlement of the Sureties Litigation on bonds existing as of the date of the Settlement Agreement, the Company shall, on a pro rata basis, provide substantially similar collateral to USSIC or PIIC as it does to such other party.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

In June 2025, the presiding judge in the Sureties Litigation recommended denying the requests for preliminary injunction submitted by two surety providers. The preliminary injunction would have required the Company to immediately post $105 million of collateral. The recommendation effectively nullified all current collateral requests by the surety providers and provided that the Company did not need to post collateral until a determination on the merits of the Sureties Litigation with the remaining surety providers.

The Sureties Litigation with respect to the Sureties other than USSIC and PIIC remains ongoing. To the extent that the Company is required to fulfill the collateral demands made by the remaining surety entities, or in the event that other surety entities make additional collateral demands, the fulfillment of such demands could be significant and could impact the Company’s liquidity.

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

The changes in the contingent decommissioning obligations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Contingent decommissioning obligations, beginning of period	$36,157	$22,551
Liabilities settled	(1,695)	(1,377)
Accrual for additional estimated liabilities	—	196
Contingent decommissioning obligations, end of period	34,462	21,370
Less: Current portion	(8,717)	—
Long-term	$25,745	$21,370

Although it is reasonably possible that the Company could receive state or federal decommissioning orders in the future or be notified of defaulting third parties in existing leases, the Company cannot predict with certainty if, how or when such orders or notices will be resolved or estimate a possible loss or range of loss that may result from such orders. However, the Company could incur judgments, enter into settlements or revise the Company’s opinion regarding the outcome of certain notices or matters, and such developments could have a material adverse effect on the Company’s results of operations in the period in which the amounts are accrued and the Company’s cash flows in the period in which the amounts are paid. To the extent the Company does incur costs associated with these properties in future periods, the Company intends to seek contribution from other parties that owned an interest in the facilities.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 6 — STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2026, the Company declared a cash dividend of $0.01 per share of common stock. The dividend was paid on March 26, 2026 to stockholders of record as of the close of business on March 19, 2026.

On May 7, 2026, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the second quarter of 2026. The dividend is to be paid on May 28, 2026 to stockholders of record at the close of business on May 21, 2026.

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

The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were (13.3)% and 13.1%, respectively. These effective tax rates differ from the federal statutory rate primarily due to the impact of losses with no tax benefit and adjustments to the Company’s valuation allowance.

At each reporting date, the Company considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized. During 2025, the amount of the Company’s deferred tax assets considered realizable was reduced mainly due to negative evidence supporting its ability to realize its deferred tax assets. The Company was able to support that a portion of its deferred tax assets would be realizable through the generation of income from future reversals of existing taxable temporary differences and recorded a valuation allowance against the remaining unsupported deferred tax assets. As of March 31, 2026 and December 31, 2025, the Company had a valuation allowance of $104.7 million and $100.3 million, respectively.

NOTE 8 — NET LOSS PER COMMON SHARE

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(22,530)	$(30,577)

Weighted average common shares outstanding (basic and diluted)	148,778	147,598

Net loss per common share (basic and diluted)	$(0.15)	$(0.21)

Shares excluded due to being anti-dilutive (1)	6,464	3,634

(1)	Includes RSUs and certain PSUs as their effect, if included, would have been anti-dilutive.

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

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	March 31,	December 31,
	2026	2025
Working capital	$828	$502
Oil and natural gas properties and other, net	23,451	24,289
Other assets	14,516	13,947
Asset retirement obligations	870	840
Other liabilities	56	56

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$2,686	$3,145
Total operating expenses	1,890	2,164
Other income, net	44	42

As required, the Company may call on Monza to provide cash to fund its portion of certain projects in advance of capital expenditure spending. As of March 31, 2026 and December 31, 2025, the unused advances were $2.3 million and $2.4 million, respectively, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2026, Monza paid cash distributions of $4.0 million, of which $0.8 million was paid to the Company.

NOTE 10 — SEGMENT INFORMATION

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 11 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Derivatives	$1,310	$318
Insurance/bond premiums	7,478	5,630
Prepaid deposits related to royalties	6,669	6,382
Prepayments to vendors	2,808	1,636
Other	184	577
Prepaid expenses and other current assets	$18,449	$14,543

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued interest	$6,407	$15,768
Accrued salaries/payroll taxes/benefits	15,997	12,513
Contingent P&A liability	8,717	8,717
Derivatives	25,823	—
Operating lease liabilities	1,791	1,765
Income taxes payable	2,865	202
Other	762	844
Total accrued liabilities	$62,362	$39,809

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Non-cash investing and financing activities:
Accrual for investment in oil and natural gas properties	6,594	5,170
Right of use asset obtained in exchange for new lease liabilities	—	1,491
ARO - acquisitions, additions, dispositions and revisions, net	12,837	8,398
Government securities transferred to trustee in connection with legal defeasance	—	5,889
Legal defeasance of 11.75% Notes	—	5,170
Change in accrual for dividends declared but not paid on unvested share-based awards	140	14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1. Financial Statements, of this Quarterly Report, as well as our audited consolidated financial statements and the notes thereto in the 2025 Annual Report and the related MD&A included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2025 Annual Report. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we” and “our” are to W&T Offshore, Inc. and its wholly owned subsidiaries.

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

The information included in this Quarterly Report includes forward-looking statements that involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements specifically include our expectations as to our future financial position, liquidity, cash flows, results of operations and business strategy, potential acquisition opportunities, other plans and objectives for operations, capital for sustained production levels, expected production and operating costs, reserves, hedging activities, capital expenditures, return of capital, improvement of recovery factors and other guidance. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Known material risks that may affect our financial condition and results of operations are discussed in Part I, Item 1A. Risk Factors, and market risks are discussed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our 2025 Annual Report, and may be discussed or updated from time to time in subsequent reports filed with the SEC.

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of America. As of March 31, 2026, we hold working interests in 48 producing offshore fields in federal and state waters (which include 41 fields in federal waters and seven in state waters). We currently have under lease approximately 605,200 gross acres (471,300 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 457,700 gross acres on the conventional shelf and approximately 141,900 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

On May 7, 2026, we declared a regular quarterly dividend of $0.01 per share of common stock for the second quarter of 2026. We expect to pay the dividend on May 28, 2026 to stockholders of record as of the close of business on May 21, 2026.

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

The Energy Information Administration (the “EIA”) published its latest Short-Term Energy Outlook in April 2026. Global oil markets are in a period of heightened volatility and uncertainty due to significant disruption to shipping through the Strait of Hormuz since the conflict with Iran began at the end of February 2026. The WTI oil spot price averaged $91.38 per barrel in March 2026, $26.87 per barrel higher than the average for February 2026. The conflict with Iran has quickly shifted market dynamics, as producers in the region have been forced to shut-in significant volumes of oil production, leading to near-term tightness in the market. In its forecast, the EIA is forecasting that the average spot price for WTI oil will peak in the second quarter of 2026 at $101.67 per barrel before easing as production shut-ins slowly abate. The EIA is forecasting that the spot price for WTI oil will average $92.11 per barrel for the remainder of 2026 and $72.58 per barrel in 2027.

The Henry Hub spot price averaged $4.80 per MMBtu for the first quarter of 2026, and the EIA expects the spot prices for Henry Hub natural gas to average $3.29 per MMBtu for the remainder of 2026 and average $3.59 per MMBtu in 2027. The EIA expects wholesale natural gas prices to remain close to recent seasonal norms as natural gas storage levels remain at average levels.

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

We are also monitoring the impact of the tariffs imposed by the United States federal government. While there is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on the oil and gas industry and on commodity prices, we do not currently expect that the financial impact of the tariffs will be material to our capital expenditures or operating expenses in 2026.

We will continue to monitor developments related to trade policy and assess any potential impacts on our operations and cost structure.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, NGL and natural gas revenues do not include the effects of derivatives, which are reported in Derivative gain, net in our Condensed Consolidated Statements of Operations.

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Three Months Ended March 31,
	2026	2025	Change
Revenues:
Oil	$90,103	$87,716	$2,387
NGLs	6,911	4,772	2,139
Natural gas	49,887	35,109	14,778
Other	3,118	2,270	848
Total revenues	$150,019	$129,867	$20,152

Production Volumes:
Oil (MBbls) (1)	1,296	1,230	66
NGLs (MBbls)	425	200	225
Natural gas (MMcf) (2)	9,223	7,884	1,339
Total oil equivalent (MBoe) (3)	3,259	2,744	515

Average daily equivalent sales (Boe/day) (4)	36,211	30,489	5,722

Average realized sales prices:
Oil ($/Bbl) (5)	$69.52	$71.31	$(1.79)
NGLs ($/Bbl)	16.26	23.86	(7.60)
Natural gas ($/Mcf) (6)	5.41	4.45	0.96
Oil equivalent ($/Boe)	45.08	46.50	(1.42)
Oil equivalent ($/Boe), including realized commodity derivatives	44.25	45.17	(0.92)

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent
(4)	Boe — barrels of oil equivalent
(5)	Bbl — barrels of oil, condensate or NGLs
(6)	Mcf — thousand cubic feet

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended March 31, 2026 and 2025 (in thousands):

	Price	Volume	Total
Oil	$(2,331)	$4,718	$2,387
NGLs	(3,230)	5,369	2,139
Natural gas	8,813	5,965	14,778
	$3,252	$16,052	$19,304

Production volumes increased by 515 MBoe to 3,259 MBoe during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to restoring production at our West Delta 73, MO 916 and Main Pass 108 fields and increased production from our Mobile Bay fields due to reduced downtime, partially offset by shut-ins at our SS 349 field for approximately five days.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Lease operating expenses	$66,114	$71,012	$(4,898)
Gathering, transportation and production taxes	8,654	5,659	2,995
Depreciation, depletion and amortization	27,265	32,891	(5,626)
Asset retirement obligations accretion	8,517	8,392	125
General and administrative expenses	24,833	20,157	4,676
Total operating expenses	$135,383	$138,111	$(2,728)

Average per Boe ($/Boe):
Lease operating expenses	$20.29	$25.88	$(5.59)
Gathering, transportation and production taxes	2.66	2.06	0.60
Depreciation, depletion and amortization	8.37	11.99	(3.62)
Asset retirement obligations accretion	2.61	3.06	(0.45)
General and administrative expenses	7.62	7.35	0.27
Total operating expenses	$41.55	$50.34	$(8.79)

Lease operating expenses – Lease operating expenses (“LOE”) include the expense of operating and maintaining our wells, platforms and other infrastructure primarily in the Gulf of America. These operating costs are comprised of several components including direct or base lease operating expenses, insurance premiums, workover costs and facility maintenance expenses. LOE, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, decreased $4.9 million during the three months ended March 31, 2026 compared to the same period in 2025. On a per Boe basis, LOE decreased to $20.29 per Boe during the three months ended March 31, 2026 compared to $25.88 per Boe during the three months ended March 31, 2025. On a component basis, base LOE decreased $5.2 million, workover expenses decreased $0.7 million, facilities maintenance expense increased $1.1 million and hurricane repairs decreased $0.1 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base LOE. These costs decreased primarily due to lower costs overall, reflecting the success of our cost reduction efforts that began in the fourth quarter of 2025 and continued into the three months ended March 31, 2026.

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

Gathering, transportation and production taxes – Gathering and transportation consist of costs incurred in the post-production shipping of oil, NGLs, and natural gas to the point of sale. Production taxes consist of severance taxes levied by the Alabama Department of Revenue, the Louisiana Department of Revenue and the Texas Department of Revenue on production of oil and natural gas from land or water bottoms within the boundaries of each state. Gathering, transportation and production taxes increased $3.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the impact of the new NGL processing contract at Mobile Bay and higher production volumes in the three months ended March 31, 2026.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense (“DD&A”) is the expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas reserves. We use the full cost method of accounting for oil and natural gas activities. DD&A decreased $5.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to a decrease of $11.6 million from the decrease in the depletion rate per thousand cubic feet equivalent offset by an increase of $6.0 million from the increase in production. The DD&A rate decreased to $8.37 per Boe for the three months ended March 31, 2026 from $11.99 per Boe for the three months ended March 31, 2025. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs, partially offset by decreased proved reserves.

General and administrative expenses – General and administrative (“G&A”) expenses generally consist of costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production operations, bad debt expense, share-based compensation costs, audit and other fees for professional services and legal compliance. G&A expenses increased $4.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase of $5.4 million in share-based compensation costs, partially offset by a $1.0 million decrease in employee payroll costs.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Interest expense, net	$9,186	$9,492	$(306)
Loss on extinguishment of debt	—	15,015	(15,015)
Derivative loss, net	24,513	2,757	21,756
Other expense (income), net	831	(316)	1,147
Income tax expense (benefit)	2,636	(4,615)	7,251

Derivative loss, net – During the three months ended March 31, 2026, we recorded a $24.5 million derivative loss for our derivative contracts consisting of $2.7 million of realized losses and $21.8 million of unrealized loss from the decrease in the fair value of our open contracts. During the three months ended March 31, 2025, we recorded a $2.7 million derivative loss for our natural gas derivative contracts consisting of $3.6 million of realized losses offset by $0.9 million of unrealized gain from the increase in the fair value of our open contracts.

Income tax expense (benefit) – Our effective tax rates for the three months ended March 31, 2026 and 2025 were (13.3)% and 13.1%, respectively, and differed from the federal statutory rate primarily due to the impact of losses with no tax benefit and adjustments to the valuation allowance.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of March 31, 2026, we had $130.9 million of unrestricted cash on hand and $43.9 million available under our Credit Agreement, based on a borrowing base of $50.0 million and $6.1 million of letters of credit outstanding. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months and beyond.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating activities	$2,551	$(3,196)	$5,747
Investing activities	(10,330)	63,267	(73,597)
Financing activities	(1,922)	(63,141)	61,219

Operating Activities

Our largest source of operating cash is collecting cash from customers and joint interest partners from sales of our products. The primary use of operating cash is to pay our suppliers, employees and others for a wide range of goods and services.

Net cash provided by operating activities increased $5.7 million in the three months ended March 31, 2026 compared to the corresponding period in 2025. This was primarily due to an increase of $25.5 million in net loss adjusted for certain noncash items and a decrease of $19.7 million in operating cash flows from changes in operating assets and liabilities. The increase in net loss adjusted for certain noncash items was primarily related to increases of $20.2 million in revenues and $5.6 million in derivative settlements. The decrease in operating assets and liabilities is primarily related to higher ARO settlements and unfavorable changes in accounts receivable, offset by favorable changes in accounts payable, accrued liabilities and other.

Investing Activities

Our principal recurring investing activity is the funding of acquisitions and investments in oil and natural gas properties to support and generate revenues from operations. Cash flows (used in) provided by investing activities were $(10.3) million and $63.3 million during the three months ended March 31, 2026 and 2025, respectively. Investments in oil and natural gas properties were $10.1 million and $6.7 million during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, we received $58.5 million in insurance proceeds and

$11.9 million in proceeds from the sale of oil and natural gas properties. As we use the full cost method of accounting for our oil and natural gas properties, these proceeds were recorded in our full cost pool.

Financing Activities

Cash flows used in financing activities were $1.9 million and $63.1 million for the three months ended March 31, 2026 and 2025, respectively. In connection with our debt refinancing in January 2025, we received $350.0 million in proceeds from the issuance of our 10.75% Notes and used these proceeds, along with cash on hand, to (i) purchase for cash, pursuant to a tender offer, $269.8 million of our 11.75% Senior Second Lien Notes due 2026 (the “11.75% Notes”); (ii) repay $114.2 million of amount outstanding under the credit agreement of certain of our indirect, wholly-owned subsidiaries; (iii) purchase $5.9 million of government securities to be used in the legal defeasance of the remaining principal of our 11.75% Notes not validly tendered and accepted for purchase in the tender offer; and (iv) pay $21.3 million in premiums, fees and debt issuance costs.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Three Months Ended March 31,
	2026	2025
Exploration and development
Conventional shelf (1)	$1,225	$5,447
Deepwater	5,772	2,108
Acquisitions of interests	—	400
Seismic and other	233	917
Investments in oil and gas property/equipment – accrual basis	$7,230	$8,872

(1)	Includes exploration and development capital expenditures in Alabama state waters.

As of March 31, 2026, we expect to incur an additional $12.0 million to $18.0 million of capital expenditures in the remainder of 2026, which excludes acquisitions. In our view of the outlook for the remainder of 2026, we believe this level of capital expenditure will leave us with sufficient liquidity to operate our business, while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the three months ended March 31, 2026, we have paid $17.2 million related to these obligations. Our ARO estimates as of March 31, 2026 and December 31, 2025 were $566.0 million and $561.9 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2025 Annual Report for additional information.

Debt

As of March 31, 2026, we have $358.6 million in aggregate principal amount of long-term debt outstanding, with $8.6 million in aggregate principal coming due over the next twelve months.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 4 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2025 Annual Report.

Dividends

During the three months ended March 31, 2026, we declared a cash dividend of $0.01 per share of common stock. The dividend was paid on March 26, 2026 to stockholders of record as of the close of business on March 19, 2026. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three months ended March 31, 2026 and assuming no other items had changed, our revenue would have decreased by approximately $14.7 million in the three months ended March 31, 2026. This amount would be representative of the effect on operating cash flows under these price change assumptions.

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

The following table summarizes the historical results of our natural gas derivatives:

	Three Months Ended
	March 31,
	2026	2025
Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$69.52	$71.31
Effects of realized commodity derivatives	(2.07)	—
Average realized sales price, including realized commodity derivatives	$67.45	$71.31

Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$5.41	$4.45
Effects of realized commodity derivatives	—	(0.46)
Average realized sales price, including realized commodity derivatives	$5.41	$3.99

Our exposure to interest rate risk has not changed materially from the disclosures in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our 2025 Annual Report.

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of March 31, 2026, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements – Note 5 – Commitments and Contingencies of this Quarterly Report for information on various legal proceedings to which we are a party or our properties are subject.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report, investors should carefully consider the risk factors and other cautionary statements included under Part I, Item 1A. Risk Factors, in our 2025 Annual Report, together with all of the other information included in this Quarterly Report, and in our other public filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Notwithstanding the matters discussed herein, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A. Risk Factors in our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2026.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer