Form 10-Q
period 2026-06-30
W&T OFFSHORE INC
filed 2026-08-05
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 150,942,952 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$150,683	$140,558
Restricted cash	—	62
Accounts receivable:
Oil, natural gas liquids and natural gas sales	67,094	59,633
Joint interest, net of allowance for credit losses of $10,629 and $10,529, respectively	25,581	24,473
Prepaid expenses and other current assets	19,433	14,543
Total current assets	262,791	239,269

Oil and natural gas properties and other, net of accumulated depreciation, depletion and amortization of $8,526,024 and $8,473,181, respectively	641,718	662,082
Restricted deposits for asset retirement obligations	24,122	24,026
Deferred income taxes	88	35
Other assets	30,795	30,395
Total assets	$959,514	$955,807
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$88,750	$98,406
Accrued liabilities	37,540	39,809
Undistributed oil and natural gas proceeds	63,269	59,065
Advances from joint interest partners	2,267	2,394
Current portion of asset retirement obligations	24,411	26,147
Current portion of long-term debt, net	8,158	8,458
Total current liabilities	224,395	234,279

Asset retirement obligations	548,824	535,704
Long-term debt, net	343,418	342,355
Other liabilities	14,529	15,781

Commitments and contingencies	24,549	27,440

Shareholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: $0.00001 par value; 400,000 shares authorized; 153,785 shares and 151,647 shares issued, respectively	2	2
Additional paid-in capital	621,460	604,732
Retained deficit	(793,496)	(780,319)
Treasury stock: 2,869 shares, at cost	(24,167)	(24,167)
Total shareholders’ deficit	(196,201)	(199,752)
Total liabilities and shareholders’ deficit	$959,514	$955,807

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Oil	$120,454	$80,014	$210,557	$167,730
NGLs	6,037	4,715	12,948	9,487
Natural gas	32,093	34,802	81,980	69,911
Other	4,035	2,836	7,153	5,106
Total revenues	162,619	122,367	312,638	252,234

Operating expenses:
Lease operating expenses	71,563	76,924	137,677	147,936
Gathering, transportation and production taxes	6,565	5,499	15,219	11,158
Depreciation, depletion, and amortization	25,578	26,446	52,843	59,337
Asset retirement obligations accretion	8,776	8,681	17,293	17,073
General and administrative expenses	27,508	17,670	52,341	37,827
Total operating expenses	139,990	135,220	275,373	273,331

Operating income (loss)	22,629	(12,853)	37,265	(21,097)

Interest expense, net	9,231	9,005	18,417	18,497
Loss on extinguishment of debt	—	—	—	15,015
Derivative loss (gain), net	1,917	(12,047)	26,430	(9,290)
Other expense, net	287	13,455	1,118	13,139
Income (loss) before income taxes	11,194	(23,266)	(8,700)	(58,458)
Income tax expense (benefit)	(1,367)	(2,382)	1,269	(6,997)
Net income (loss)	$12,561	$(20,884)	$(9,969)	$(51,461)

Net income (loss) per common share:
Basic	$0.08	$(0.14)	$(0.07)	$(0.35)
Diluted	$0.08	$(0.14)	$(0.07)	$(0.35)

Weighted average common shares outstanding:
Basic	149,705	147,847	149,244	147,723
Diluted	157,657	147,847	149,244	147,723

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at March 31, 2026	148,778	$2	$606,888	$(804,477)	2,869	$(24,167)	$(221,754)
Cash dividends	—	—	—	(1,580)	—	—	(1,580)
Share-based compensation	—	—	6,627	—	—	—	6,627
Reclassification of liability-classified awards to equity-classified awards	—	—	11,044	—	—	—	11,044
Share-based compensation common stock issuances	2,138	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(3,099)	—	—	—	(3,099)
Net income	—	—	—	12,561	—	—	12,561
Balances at June 30, 2026	150,916	$2	$621,460	$(793,496)	2,869	$(24,167)	$(196,201)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at March 31, 2025	147,643	$2	$597,271	$(655,902)	2,869	$(24,167)	$(82,796)
Cash dividends	—	—	—	(1,715)			(1,715)
Share-based compensation	—	—	2,874	—	—	—	2,874
Share-based compensation common stock issuances	650	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(200)	—	—	—	(200)
Net loss	—	—	—	(20,884)	—	—	(20,884)
Balances at June 30, 2025	148,293	$2	$599,945	$(678,501)	2,869	$(24,167)	$(102,721)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2025	148,778	$2	$604,732	$(780,319)	2,869	$(24,167)	$(199,752)
Cash dividends	—	—	—	(3,208)	—	—	(3,208)
Share-based compensation	—	—	8,783	—	—	—	8,783
Reclassification of liability-classified awards to equity-classified awards	—	—	11,044	—	—	—	11,044
Share-based compensation common stock issuances	2,138	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(3,099)	—	—	—	(3,099)
Net loss	—	—	—	(9,969)	—	—	(9,969)
Balances at June 30, 2026	150,916	$2	$621,460	$(793,496)	2,869	$(24,167)	$(196,201)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2024	147,374	$2	$595,407	$(623,819)	2,869	$(24,167)	$(52,577)
Cash dividends	—	—	—	(3,221)	—	—	(3,221)
Share-based compensation	—	—	4,961	—	—	—	4,961
Share-based compensation common stock issuances	919	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(423)	—	—	—	(423)
Net loss	—	—	—	(51,461)	—	—	(51,461)
Balances at June 30, 2025	148,293	$2	$599,945	$(678,501)	2,869	$(24,167)	$(102,721)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(9,969)	$(51,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	70,136	76,410
Share-based compensation	18,505	4,961
Amortization of debt issuance costs	1,573	1,839
Loss on extinguishment of debt	—	15,015
Derivative loss (gain), net	26,430	(9,290)
Derivative premium payment	(7,300)	—
Derivative cash (settlements) receipts, net	(13,528)	2,915
Deferred income tax benefit	(53)	(7,829)
Changes in operating assets and liabilities:
Accounts receivable	(8,569)	106
Prepaid expenses and other current assets	(3,546)	785
Accounts payable, accrued liabilities and other	(17,203)	7,293
Asset retirement obligation settlements	(20,603)	(15,978)
Net cash provided by operating activities	35,873	24,766

Investing activities:
Investment in oil and natural gas properties and equipment	(18,758)	(17,087)
Acquisition of property interests	—	(711)
Proceeds from sale of oil and natural gas properties	—	11,916
Insurance proceeds	—	58,500
Purchases of furniture, fixtures and other	(203)	(114)
Net cash (used in) provided by investing activities	(18,961)	52,504

Financing activities:
Proceeds from issuance of 10.75% Senior Second Lien Notes	—	350,000
Repayment of 11.75% Senior Second Lien Notes	—	(269,830)
Repayment of Term Loan	—	(114,159)
Repayments of TVPX Loan	(550)	(550)
Purchase of government securities in connection with legal defeasance of 11.75% Senior Second Lien Notes	—	(5,889)
Premium payments and debt extinguishment costs	—	(10,230)
Debt issuance costs	(94)	(11,478)
Payment of dividends	(3,106)	(2,992)
Other	(3,099)	(422)
Net cash used in financing activities	(6,849)	(65,550)

Change in cash, cash equivalents and restricted cash	10,063	11,720
Cash, cash equivalents and restricted cash, beginning of year	140,620	110,555
Cash, cash equivalents and restricted cash, end of period	$150,683	$122,275

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

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open oil derivative contracts as of June 30, 2026:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes	Volumes	Strike Price	Floor Price	Ceiling Price
Oil (WTI)		(Bbls) (1)	(Bbls)	($/Bbls)	($/Bbls)	($/Bbls)
July 2026 - Dec 2026	collars	4,000	736,000	$—	$56.18	$69.40
July 2026 - Dec 2026	swap	2,000	368,000	64.53	—	—
July 2026 - April 2027	call	10,000	3,040,000	122.50	—	—

(1)	Bbls – barrels of oil

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses and other current assets	$1,477	$318
Accrued liabilities	6,760	—

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

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized loss (gain)	$13,691	$(9,493)	$16,369	$(5,854)
Unrealized (gain) loss	(11,774)	(2,554)	10,061	(3,436)
Derivative loss (gain), net	$1,917	$(12,047)	$26,430	$(9,290)

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	June 30, 2026		December 31, 2025
	Net Value	Fair Value	Net Value	Fair Value
10.75% Notes	$343,418	$357,420	$342,355	$320,208
TVPX Loan	8,158	8,211	8,458	8,613
Total	$351,576	$365,631	$350,813	$328,821

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 3 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“AROs”) represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Asset retirement obligations, beginning of period	$561,851	$548,832
Liabilities settled	(20,603)	(15,978)
Accretion expense	17,293	17,073
Disposition of oil and natural gas properties	—	(1,469)
Liabilities incurred	—	1,029
Revisions of estimated liabilities	14,694	7,306
Asset retirement obligations, end of period	573,235	556,793
Less: Current portion	(24,411)	(31,813)
Long-term	$548,824	$524,980

NOTE 4 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	June 30,	December 31,
	2026	2025
10.75% Senior Second Lien Notes due 2029:
Principal	$350,000	$350,000
Unamortized debt issuance costs	(6,582)	(7,645)
Total	343,418	342,355

TVPX Loan:
Principal	8,275	8,825
Unamortized discount	(96)	(305)
Unamortized debt issuance costs	(21)	(62)
Total	8,158	8,458

Total debt, net	351,576	350,813
Less current portion, net	(8,158)	(8,458)
Long-term debt, net	$343,418	$342,355

As of June 30, 2026, there were no borrowings outstanding under the Credit Agreement, dated as of January 28, 2025, by and among the Company, Texas Capital Bank, as agent, and the various agents and lenders party thereto (the “Credit Agreement”) and letters of credit outstanding were $6.6 million. There was $43.4 million available for the issuance of letters of credit and borrowings under the Credit Agreement as of June 30, 2026, based on a borrowing base of $50.0 million and $6.6 million of letters of credit outstanding.

As of June 30, 2026, the Company was in compliance with all applicable covenants.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 5 — COMMITMENTS AND CONTINGENCIES

ONRR Audit of Historical Refund Claims

In 2023, the Company received notification from the Office of Natural Resources Revenue (the “ONRR”) regarding results of an audit performed on the Company’s historical refund claims taken on various properties for alleged royalties owed to the ONRR. The review process is ongoing, and the Company does not believe any accrual is necessary at this time.

Bonding Disputes

Since October 2024, the Company has been involved in litigation with certain providers of private and government-required surety bonds, including Endurance Assurance Corporation, Lexon Insurance Company, U.S. Specialty Insurance Company (“USSIC”), Pennsylvania Insurance Company a/k/a Applied Surety Underwriters and United States Fire Insurance Company (collectively, the “Sureties”), that secure decommissioning obligations or ONRR disputed matters the Company may have with respect to certain oil and natural gas assets of the Company (the “Sureties Litigation”). The Company contends that (1) the Sureties may not enforce their indemnity agreements such that their action constitute an abuse of right; (2) the Sureties’ interpretation of the indemnity agreements render the agreements illusory; (3) the Sureties may not make unreasonable demands for collateral; (4) the Sureties must accept reasonable collateral as offered by the Company; (5) no additional collateral is required of the Company; (6) the Sureties may not make joint demands for collateral that are inconsistent with those of each other such that the Company cannot comply with each demand; and (7) the Sureties’ changed business model is not legitimate grounds to demand further collateral beyond that offered by the Company. The Company has also filed counterclaims against the Sureties claiming: (1) violations of the Sherman Antitrust Act; (2) violations of the Texas Free Enterprise and Antitrust Act; (3) violations of the Texas Insurance Code Section 541; (4) tortious interference with existing contracts and prospective business relationships; and (5) conspiracy.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

The changes in the contingent decommissioning obligations were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Contingent decommissioning obligations, beginning of period	$36,157	$22,551
Liabilities settled	(2,891)	(1,439)
Accrual for additional estimated liabilities	—	13,658
Contingent decommissioning obligations, end of period	33,266	34,770
Less: Current portion	(8,717)	(759)
Long-term	$24,549	$34,011

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

NOTE 6 — STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2026, the Company declared cash dividends of $3.2 million.

On August 5, 2026, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the third quarter of 2026. The dividend is to be paid on August 26, 2026 to stockholders of record at the close of business on August 19, 2026.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 7 — SHARE-BASED COMPENSATION

2026 Grants

In May 2026, the Company granted share-based compensation to its employees. The grants consisted of 2.8 million restricted stock units (“RSUs”) and 2.6 million performance stock units (“PSUs”).

The RSUs were valued as of the grant date and vest 1/3 each year on May 29, 2027, 2028 and 2029. The grant date fair value of the RSUs was $10.2 million.

The PSUs are subject to performance criteria of (i) total shareholder return and relative shareholder return (collectively, the “TSR PSUs”), (ii) cash return on capital employed (the “CROCE PSUs”) and (iii) reserve performance (the “Reserve PSUs”). The performance period for the measurement of the performance goals began on January 1, 2026 and ends on December 31, 2028. To be eligible to receive the earned PSUs, employees must be employed from the grant date through December 31, 2028. Different levels of achievement across these metrics will affect the percentage of PSUs that the employee receives upon the satisfaction of the service requirement. The percentage of PSUs received upon vesting ranges from 0% to 200%.

The TSR PSUs will account for 50% of the target PSUs granted to employees. The TSR PSUs contain both a service condition and a market condition. The grant date fair value of the TSR PSUs was $8.5 million and was calculated using a Monte Carlo simulation.

The CROCE PSUs and Reserve PSUs will account for 40% and 10%, respectively, of the target PSUs granted to employees. The CROCE PSUs and Reserve PSUs contain both a service condition and a performance condition. The grant date fair value of the CROCE PSUs and Reserve PSUs, which was determined using the closing price of the Company’s common stock on the date of grant, was $3.8 million and $1.0 million, respectively. The cumulative compensation cost that will be recognized will be equal to the fair value of the awards deemed probable of vesting multiplied by the percentage of the requisite service period that has been rendered. Unlike the TSR PSUs, if the performance condition is not satisfied, any previously recognized compensation expense is reversed.

As of the grant date, the Company did not have enough shares of common stock available under its long-term incentive plan to satisfy its commitments to deliver shares upon vesting. Accordingly, the Company will account for these awards as liability awards, and the fair value of these awards will be remeasured at the end of each reporting period based on either the current market price of the Company’s common stock (for RSUs and PSUs with both a service condition and a performance condition) or through the use of the Monte Carlo simulation method (for the PSUs with both a service condition and a market condition).

Modification of awards

In June 2026, the Company’s long-term incentive plan was amended to increase the shares available for issuance from 10.0 million to 22.0 million. As a result of this increase, the Company reclassified the RSUs and PSUs that were granted in 2025 from liability awards to equity awards. The modification resulted in the remeasurement of the TSR PSUs at $7.44 per share and the remaining PSUs and RSUs at $4.01 per share on the modification date. The liability balance as of the modification date of $11.0 million was reclassified to additional paid in capital.

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

The Company’s effective tax rates for the three and six months ended June 30, 2026 were (12.2)% and (14.6)%, respectively. These effective tax rates differ from the federal statutory rate primarily due to the impact of losses with no tax benefit and adjustments to the Company’s valuation allowance. The Company’s effective tax rates for the three and

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

six months ended June 30, 2025 were 10.2% and 12.0%, respectively. These effective tax rates differ from the federal statutory rate primarily due to state income tax expense and adjustments to the Company’s valuation allowance.

At each reporting date, the Company considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized. During 2025, the amount of the Company’s deferred tax assets considered realizable was reduced mainly due to negative evidence supporting its ability to realize its deferred tax assets. The Company was able to support that a portion of its deferred tax assets would be realizable through the generation of income from future reversals of existing taxable temporary differences and recorded a valuation allowance against the remaining unsupported deferred tax assets. As of June 30, 2026 and December 31, 2025, the Company had a valuation allowance of $101.7 million and $100.3 million, respectively.

NOTE 9 — NET INCOME (LOSS) PER COMMON SHARE

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12,561	$(20,884)	$(9,969)	$(51,461)

Weighted average common shares outstanding - basic	149,705	147,847	149,244	147,723
Dilutive effect of securities	7,952	—	—	—
Weighted average common shares outstanding - diluted	157,657	147,847	149,244	147,723

Net income (loss) per common share:
Basic	$0.08	$(0.14)	$(0.07)	$(0.35)
Diluted	$0.08	$(0.14)	$(0.07)	$(0.35)

Shares excluded due to being anti-dilutive (1)	5,495	14,737	17,142	14,737

(1)	Includes RSUs and PSUs as their effect, if included, would have been anti-dilutive.

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

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	June 30,	December 31,
	2026	2025
Working capital	$898	$502
Oil and natural gas properties and other, net	22,829	24,289
Other assets	15,518	13,947
Asset retirement obligations	902	840
Other liabilities	56	56

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Six Months Ended June 30,
	2026	2025
Total revenues	$5,366	$6,200
Total operating expenses	3,344	4,443
Other income, net	91	89

As required, the Company may call on Monza to provide cash to fund its portion of certain projects in advance of capital expenditure spending. As of June 30, 2026 and December 31, 2025, the unused advances were $2.3 million and $2.4 million, respectively, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2026, Monza paid cash distributions of $8.2 million, of which $1.7 million was paid to the Company.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 12 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Derivatives	$1,477	$318
Insurance/bond premiums	6,481	5,630
Prepaid deposits related to royalties	9,335	6,382
Prepayments to vendors	1,642	1,636
Other	498	577
Prepaid expenses and other current assets	$19,433	$14,543

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued interest	$15,875	$15,768
Accrued salaries/payroll taxes/benefits	3,312	12,513
Contingent P&A liability	8,717	8,717
Derivatives	6,760	—
Operating lease liabilities	1,818	1,765
Income taxes payable	73	202
Other	985	844
Total accrued liabilities	$37,540	$39,809

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Non-cash investing and financing activities:
Accrual for investment in oil and natural gas properties	8,321	5,194
Right of use asset obtained in exchange for new lease liabilities	—	1,491
ARO - acquisitions, additions, dispositions and revisions, net	14,694	6,866
Government securities transferred to trustee in connection with legal defeasance	—	5,889
Legal defeasance of 11.75% Notes	—	5,170
Change in accrual for dividends declared but not paid on unvested share-based awards	101	229

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of America. As of June 30, 2026, we hold working interests in 48 offshore fields in federal and state waters (which include 41 fields in federal waters and seven in state waters). We currently have under lease approximately 591,000 gross acres (457,100 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 449,200 gross acres on the conventional shelf and approximately 136,200 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

On August 5, 2026, we declared a regular quarterly dividend of $0.01 per share of common stock for the third quarter of 2026. We expect to pay the dividend on August 26, 2026 to stockholders of record as of the close of business on August 19, 2026.

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

On June 18, 2026, the United States and Iran signed a memorandum of understanding (“MOU”) related to the conflict between the two countries, including with respect to the re-opening of the Strait of Hormuz, which had been closed earlier in 2026 and had contributed to elevated oil prices. Expectations of increasing oil supply and moderating inventory draws have caused oil prices to fall. The average spot price for WTI oil averaged $84.81 per barrel in June 2026, down $17.32 per barrel from May 2026. In the Energy Information Administration’s (the “EIA”) Short-Term Energy Outlook published in July 2026, the EIA is forecasting that spot prices for WTI will average $68.50 per barrel for the remainder of 2026 and $60.83 per barrel in 2027. The EIA expects that ongoing oil inventory accumulation over the next year will continue to put downward pressure on oil prices.

Just over a week after signing the MOU, Iran launched a drone strike against a ship in the Strait of Hormuz. The attack, interpreted by the United States as a violation of the ceasefire agreement, prompted a round of contained strikes against Iran. In addition, Yemen’s Houthis opened a new front in the war by targeting vessels carrying Saudi oil, further disrupting global oil shipping as the Red Sea is another strategic waterway that oil companies use to transport their oil from the Middle East. Although oil prices rose as a result of these disruptions, prices are still significantly lower than the high prices experienced in the middle of May 2026. Workarounds via pipelines and the use of the southern shipping route through the Strait of Oman have kept the cost of oil from skyrocketing, and production worldwide has also stepped up in response to the off-and-on closure of the Strait of Hormuz.

The Henry Hub spot price averaged $2.95 per MMBtu for the second quarter of 2026, and the EIA expects the spot prices for Henry Hub natural gas to average $3.47 per MMBtu for the remainder of 2026 and average $3.49 per MMBtu in 2027. The EIA expects that record natural gas production will help meet rising demand from the electric power sector, putting moderate downward pressure on natural gas prices.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs. Our oil, NGL and natural gas revenues do not include the effects of derivatives, which are reported in Derivative loss (gain), net in our Condensed Consolidated Statements of Operations.

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Three Months Ended June 30,
	2026	2025	Change
Revenues:
Oil	$120,454	$80,014	$40,440
NGLs	6,037	4,715	1,322
Natural gas	32,093	34,802	(2,709)
Other	4,035	2,836	1,199
Total revenues	162,619	122,367	40,252

Production Volumes:
Oil (MBbls) (1)	1,213	1,259	(46)
NGLs (MBbls)	329	245	84
Natural gas (MMcf) (2)	9,689	9,285	404
Total oil equivalent (MBoe) (3)	3,157	3,052	105

Average daily equivalent sales (Boe/day) (4)	34,692	33,538	1,154

Average realized sales prices:
Oil ($/Bbl) (5)	$99.30	$63.55	$35.75
NGLs ($/Bbl)	18.35	19.24	(0.89)
Natural gas ($/Mcf) (6)	3.31	3.75	(0.44)
Oil equivalent ($/Boe)	50.23	39.16	11.07
Oil equivalent ($/Boe), including realized commodity derivatives	45.90	42.29	3.61

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent
(4)	Boe — barrels of oil equivalent
(5)	Bbl — barrels of oil, condensate or NGLs
(6)	Mcf — thousand cubic feet

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended June 30, 2026 and 2025 (in thousands):

	Price	Volume	Total
Oil	$43,321	$(2,881)	$40,440
NGLs	(289)	1,611	1,322
Natural gas	(4,222)	1,513	(2,709)
	$38,810	$243	$39,053

Production volumes increased by 105 MBoe to 3,157 MBoe during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to restoring production at our West Delta 73 and Eugene Island 64 fields and recompletion of a well at our Garden Banks 783 field, partially offset by reduced production at our Mobile Bay fields due to a temporary re-route of production due to third-party maintenance.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Lease operating expenses	$71,563	$76,924	$(5,361)
Gathering, transportation and production taxes	6,565	5,499	1,066
Depreciation, depletion and amortization	25,578	26,446	(868)
Asset retirement obligations accretion	8,776	8,681	95
General and administrative expenses	27,508	17,670	9,838
Total operating expenses	$139,990	$135,220	$4,770

Average per Boe ($/Boe):
Lease operating expenses	$22.67	$25.20	$(2.53)
Gathering, transportation and production taxes	2.08	1.80	0.28
Depreciation, depletion and amortization	8.10	8.67	(0.57)
Asset retirement obligations accretion	2.78	2.84	(0.06)
General and administrative expenses	8.71	5.79	2.92
Total operating expenses	$44.34	$44.30	$0.04

Lease operating expenses – Lease operating expenses (“LOE”) include the expense of operating and maintaining our wells, platforms and other infrastructure primarily in the Gulf of America. These operating costs are comprised of several components including direct or base lease operating expenses, insurance premiums, workover costs and facility maintenance expenses. LOE, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, decreased $5.4 million during the three months ended June 30, 2026 compared to the same period in 2025. On a per Boe basis, LOE decreased to $22.67 per Boe during the three months ended June 30, 2026 compared to $25.20 per Boe during the three months ended June 30, 2025. On a component basis, base LOE decreased $2.5 million, workover expenses decreased $1.1 million, facilities maintenance expense decreased $1.9 million and hurricane repairs increased $0.1 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base LOE. These costs decreased primarily due to lower costs overall, reflecting the success of our cost reduction efforts that began in the fourth quarter of 2025 and continued into the three months ended June 30, 2026.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. The decreases in workover expenses and facilities maintenance expenses were due to the timing and mix of projects undertaken.

Gathering, transportation and production taxes – Gathering and transportation consist of costs incurred in the post-production shipping of oil, NGLs, and natural gas to the point of sale. Production taxes consist of severance taxes levied by the Alabama Department of Revenue, the Louisiana Department of Revenue and the Texas Department of Revenue on production of oil and natural gas from land or water bottoms within the boundaries of each state. Gathering, transportation and production taxes increased $1.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to the impact of the new NGL processing contract at Mobile Bay and higher production volumes in the three months ended June 30, 2026.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense (“DD&A”) is the expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas reserves. We use the full cost method of accounting for oil and natural gas activities. DD&A decreased $0.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to a decrease of $1.6 million from the decrease in the depletion rate per thousand cubic feet equivalent (“Mcfe”) offset by an increase of $0.9 million from the increase in production. The DD&A rate decreased to $8.10 per Boe for the three months ended June 30, 2026 from $8.67 per Boe for the three months ended June 30, 2025. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs, partially offset by decreased proved reserves.

General and administrative expenses – General and administrative (“G&A”) expenses generally consist of costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production operations, bad debt expense, share-based compensation costs, audit and other fees for professional services and legal compliance. G&A expenses increased $9.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to increases of $8.2 million in share-based compensation costs and $1.1 million in legal and professional fees.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Interest expense, net	$9,231	$9,005	$226
Derivative loss (gain), net	1,917	(12,047)	13,964
Other expense, net	287	13,455	(13,168)
Income tax benefit	(1,367)	(2,382)	1,015

Derivative loss (gain), net – During the three months ended June 30, 2026, we recorded a $1.9 million derivative loss for our derivative contracts consisting of $13.7 million of realized losses offset by $11.8 million of unrealized gain from the increase in the fair value of our open contracts. During the three months ended June 30, 2025, we recorded a $12.0 million derivative gain for our natural gas derivative contracts consisting of $9.5 million of realized gains and $2.5 million of unrealized gain from the increase in the fair value of our open contracts.

Other expense, net – Other expense, net decreased $13.2 million for the three months ended June 30, 2026 compared to the same period in 2025 primarily related to an accrual of additional expenses in the three months ended June 30, 2025 for net abandonment obligations related to our assumption of decommissioning obligations when certain counterparties in past divestiture transactions or third parties in existing leases have filed for bankruptcy protection or may not be able to perform required abandonment obligations.

Income tax benefit – Our effective tax rates for the three months ended June 30, 2026 and 2025 were (12.2)% and 10.2%, respectively, and differed from the federal statutory rate primarily due to the impact of losses with no tax benefit and adjustments to the valuation allowance.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Six Months Ended June 30,
	2026	2025	Change
Revenues:
Oil	$210,557	$167,730	$42,827
NGLs	12,948	9,487	3,461
Natural gas	81,980	69,911	12,069
Other	7,153	5,106	2,047
Total revenues	$312,638	$252,234	$60,404

Production Volumes:
Oil (MBbls)	2,509	2,489	20
NGLs (MBbls)	754	445	309
Natural gas (MMcf)	18,912	17,169	1,743
Total oil equivalent (MBoe)	6,416	5,796	620

Average daily equivalent sales (Boe/day)	35,448	32,022	3,426

Average realized sales prices:
Oil ($/Bbl)	$83.92	$67.39	$16.53
NGLs ($/Bbl)	17.17	21.32	(4.15)
Natural gas ($/Mcf)	4.33	4.07	0.26
Oil equivalent ($/Boe)	47.61	42.64	4.97
Oil equivalent ($/Boe), including realized commodity derivatives	45.06	43.66	1.40

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the six months ended June 30, 2026 and 2025 (in thousands):

	Price	Volume	Total
Oil	$41,423	$1,404	$42,827
NGLs	(3,120)	6,581	3,461
Natural gas	4,971	7,098	12,069
	$43,274	$15,083	$58,357

Production volumes increased by 620 MBoe to 6,416 MBoe during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to restoring production at our West Delta 73, Eugene Island 64, Mobile Bay 916 and Main Pass 108 fields and increased production from our Mobile Bay fields due to reduced downtime, partially offset by shut-ins at our SS 349 field for approximately five days.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Lease operating expenses	$137,677	$147,936	$(10,259)
Gathering, transportation and production taxes	15,219	11,158	4,061
Depreciation, depletion and amortization	52,843	59,337	(6,494)
Asset retirement obligations accretion	17,293	17,073	220
General and administrative expenses	52,341	37,827	14,514
Total operating expenses	$275,373	$273,331	$2,042

Average per Boe ($/Boe):
Lease operating expenses	$21.46	$25.52	$(4.06)
Gathering, transportation and production taxes	2.37	1.93	0.44
Depreciation, depletion and amortization	8.24	10.24	(2.00)
Asset retirement obligations accretion	2.70	2.95	(0.25)
General and administrative expenses	8.16	6.53	1.63
Total operating expenses	$42.93	$47.17	$(4.24)

Lease operating expenses – LOE decreased $10.3 million during the six months ended June 30, 2026 compared to the same period in 2025. On a per Boe basis, LOE decreased to $21.46 per Boe during the six months ended June 30, 2026 compared to $25.52 per Boe during the six months ended June 30, 2025. On a component basis, base LOE decreased $7.8 million, workover expenses decreased $1.7 million and facilities maintenance expense decreased $0.8 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base LOE. These costs decreased primarily due to lower costs overall, reflecting the success of our cost reduction efforts that began in the fourth quarter of 2025 and continued into the six months ended June 30, 2026.

Workover and facilities maintenance expenses consist of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Since these remedial operations are not regularly scheduled, workover and maintenance expense are not necessarily comparable from period to period. The decreases in workover expenses and facilities maintenance expenses were due to the timing and mix of projects undertaken.

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $4.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the impact of the new NGL processing contract at Mobile Bay and higher production volumes in the six months ended June 30, 2026.

Depreciation, depletion and amortization – DD&A decreased $6.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to a decrease of $12.5 million from the decrease in the depletion rate per Mcfe offset by an increase of $6.2 million from the increase in production. The DD&A rate decreased to $8.24 per Boe for the six months ended June 30, 2026 from $10.24 per Boe for the six months ended June 30, 2025. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs, partially offset by decreased proved reserves.

General and administrative expenses – G&A expenses increased $14.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase of $13.5 million in share-based compensation costs.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Interest expense, net	$18,417	$18,497	$(80)
Loss on extinguishment of debt	—	15,015	(15,015)
Derivative loss (gain), net	26,430	(9,290)	35,720
Other expense, net	1,118	13,139	(12,021)
Income tax expense (benefit)	1,269	(6,997)	8,266

Derivative loss (gain), net – During the six months ended June 30, 2026, we recorded a $26.4 million derivative loss for our derivative contracts consisting of $16.4 million of realized losses and $10.0 million of unrealized loss from the decrease in the fair value of our open contracts. During the six months ended June 30, 2025, we recorded a $9.3 million derivative gain for our natural gas derivative contracts consisting of $5.9 million of realized gains and $3.4 million of unrealized gain from the increase in the fair value of our open contracts.

Other expense, net – Other expense, net decreased $12.0 million for the six months ended June 30, 2026 compared to the same period in 2025 primarily related to an accrual of additional expenses in the six months ended June 30, 2025 for net abandonment obligations related to our assumption of decommissioning obligations when certain counterparties in past divestiture transactions or third parties in existing leases have filed for bankruptcy protection or may not be able to perform required abandonment obligations.

Income tax expense (benefit) – Our effective tax rates for the six months ended June 30, 2026 and 2025 were (14.6)% and 12.0%, respectively, and differed from the federal statutory rate primarily due to the impact of losses with no tax benefit and adjustments to the valuation allowance.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of June 30, 2026, we had $150.7 million of unrestricted cash on hand and $43.4 million available under our Credit Agreement, based on a borrowing base of $50.0 million and $6.6 million of letters of credit outstanding. We also have up to approximately $83.0 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months and beyond.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating activities	$35,873	$24,766	$11,107
Investing activities	(18,961)	52,504	(71,465)
Financing activities	(6,849)	(65,550)	58,701

Operating Activities

Our largest source of operating cash is collecting cash from customers and joint interest partners from sales of our products. The primary use of operating cash is to pay our suppliers, employees and others for a wide range of goods and services.

Net cash provided by operating activities increased $11.1 million in the six months ended June 30, 2026 compared to the corresponding period in 2025. This was primarily due to an increase of $53.2 million in net loss adjusted for certain noncash items and a decrease of $42.1 million in operating cash flows from changes in operating assets and liabilities. The increase in net loss adjusted for certain noncash items was primarily related to increases of $60.4 million in revenues offset by an increase of $16.4 million in derivative settlements. The decrease in operating assets and liabilities is primarily related to higher ARO settlements and unfavorable changes in accounts receivable, accounts payable and accrued liabilities and other.

Investing Activities

Our principal recurring investing activity is the funding of acquisitions and investments in oil and natural gas properties to support and generate revenues from operations. Cash flows (used in) provided by investing activities were $(19.0) million and $52.5 million during the six months ended June 30, 2026 and 2025, respectively. Investments in oil and natural gas properties were $18.8 million and $17.1 million during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2025, we received $58.5 million in insurance proceeds and $11.9 million in proceeds from the sale of oil and natural gas properties. As we use the full cost method of accounting for our oil and natural gas properties, these proceeds were recorded in our full cost pool.

Financing Activities

Cash flows used in financing activities were $6.8 million and $65.6 million for the six months ended June 30, 2026 and 2025, respectively. In connection with our debt refinancing in January 2025, we received $350.0 million in proceeds from the issuance of our 10.75% Notes and used these proceeds, along with cash on hand, to (i) purchase for cash, pursuant to a tender offer, $269.8 million of our 11.75% Senior Second Lien Notes due 2026 (the “11.75% Notes”); (ii) repay $114.2 million of amount outstanding under the credit agreement of certain of our indirect, wholly-owned subsidiaries; (iii) purchase $5.9 million of government securities to be used in the legal defeasance of the remaining principal of our 11.75% Notes not validly tendered and accepted for purchase in the tender offer; and (iv) pay $21.3 million in premiums, fees and debt issuance costs.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Six Months Ended June 30,
	2026	2025
Exploration and development
Conventional shelf (1)	$5,323	$13,374
Deepwater	9,602	3,594
Acquisitions of interests	—	711
Seismic and other	2,663	1,949
Investments in oil and gas property/equipment – accrual basis	$17,588	$19,628

(1)	Includes exploration and development capital expenditures in Alabama state waters.

In our view of the outlook for the remainder of 2026, we believe our expected level of capital expenditure will leave us with sufficient liquidity to operate our business, while providing liquidity to make strategic acquisitions. At current pricing levels, we expect our cash flows to cover our liquidity requirements, and we expect additional financing sources to be available if needed. If our liquidity becomes stressed from significant or prolonged reductions in realized prices, we have flexibility in our capital expenditure budget to reduce investments. We strive to maintain flexibility in our capital expenditure projects and if commodity prices improve, we may increase our investments.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the six months ended June 30, 2026, we have paid $20.6 million related to these obligations. Our ARO estimates as of June 30, 2026 and December 31, 2025 were $573.2 million and $561.9 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2025 Annual Report for additional information.

Debt

As of June 30, 2026, we have $358.3 million in aggregate principal amount of long-term debt outstanding, with $8.3 million in aggregate principal coming due over the next twelve months.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 4 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2025 Annual Report.

Dividends

During the six months ended June 30, 2026, we declared cash dividends of $3.2 million to holders of our common stock. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three and six months ended June 30, 2026 and assuming no other items had changed, our revenue would have decreased by approximately $15.9 million and $30.5 million in the three and six months ended June 30, 2026, respectively. This amount would be representative of the effect on operating cash flows under these price change assumptions.

We have attempted to mitigate commodity price risk and stabilize cash flows associated with our forecasted production through the use of swaps, purchased calls and purchased puts. Our derivatives will not mitigate all the commodity price risks of our forecasted production and, as a result, we will be subject to commodity price risks on our remaining forecasted production.

The following table summarizes the historical results of our derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$99.30	$63.55	$83.92	$67.39
Effects of realized commodity derivatives	(11.28)	—	(6.52)	—
Average realized sales price, including realized commodity derivatives	$88.02	$63.55	$77.40	$67.39

Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$3.31	$3.75	$4.33	$4.07
Effects of realized commodity derivatives	—	1.02	—	0.34
Average realized sales price, including realized commodity derivatives	$3.31	$4.77	$4.33	$4.41

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of June 30, 2026, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed August 2, 2023)

3.2	Fourth Amended and Restated Bylaws of W&T Offshore, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed April 26, 2023)

10.1	Amendment No. 1 to the W&T Offshore, Inc. 2023 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 4, 2026)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2026.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer