Form 10-Q
period 2026-09-30
W&T OFFSHORE INC
filed 2026-10-29
CIK 1288403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 20, 2026, there were 154,895,304 shares outstanding of the registrant’s common stock, par value $0.00001.

W&T OFFSHORE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&T OFFSHORE, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$191,317	$140,558
Restricted cash	—	62
Accounts receivable:
Oil, natural gas liquids and natural gas sales	79,113	59,633
Joint interest, net of allowance for credit losses of $10,638 and $10,529, respectively	25,455	24,473
Prepaid expenses and other current assets	18,477	14,543
Total current assets	314,362	239,269

Oil and natural gas properties and other, net of accumulated depreciation, depletion and amortization of $8,554,290 and $8,473,181, respectively	621,476	662,082
Restricted deposits for asset retirement obligations	24,410	24,026
Deferred income taxes	96	35
Other assets	30,684	30,395
Total assets	$991,028	$955,807
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$95,409	$98,406
Accrued liabilities	52,486	39,809
Undistributed oil and natural gas proceeds	66,941	59,065
Advances from joint interest partners	2,123	2,394
Current portion of asset retirement obligations	22,010	26,147
Current portion of long-term debt, net	1,000	8,458
Total current liabilities	239,969	234,279

Asset retirement obligations	558,802	535,704
Long-term debt, net	350,972	342,355
Other liabilities	17,365	15,781

Commitments and contingencies	13,851	27,440

Shareholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized; no shares issued	—	—
Common stock: $0.00001 par value; 400,000 shares authorized; 157,758 shares and 151,647 shares issued, respectively	2	2
Additional paid-in capital	643,055	604,732
Retained deficit	(808,821)	(780,319)
Treasury stock: 2,869 shares, at cost	(24,167)	(24,167)
Total shareholders’ deficit	(189,931)	(199,752)
Total liabilities and shareholders’ deficit	$991,028	$955,807

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Oil	$111,773	$84,131	$322,330	$251,861
NGLs	9,121	4,000	22,069	13,487
Natural gas	41,204	37,400	123,184	107,311
Other	4,982	1,984	12,135	7,090
Total revenues	167,080	127,515	479,718	379,749

Operating expenses:
Lease operating expenses	76,671	76,215	214,348	224,151
Gathering, transportation and production taxes	9,376	5,818	24,595	16,976
Depreciation, depletion, and amortization	28,266	28,580	81,109	87,917
Asset retirement obligations accretion	8,606	8,002	25,899	25,075
General and administrative expenses	31,685	21,510	84,026	59,337
Other operating expenses	655	—	655	—
Total operating expenses	155,259	140,125	430,632	413,456

Operating income (loss)	11,821	(12,610)	49,086	(33,707)

Interest expense, net	8,956	8,998	27,373	27,495
Loss on extinguishment of debt	—	—	—	15,015
Derivative loss (gain), net	15,800	(4,108)	42,230	(13,398)
Other expense (income), net	216	(2,017)	1,334	11,122
Loss before income taxes	(13,151)	(15,483)	(21,851)	(73,941)
Income tax expense	498	55,991	1,767	48,994
Net loss	$(13,649)	$(71,474)	$(23,618)	$(122,935)

Net loss per common share (basic and diluted)	$(0.09)	$(0.48)	$(0.16)	$(0.83)

Weighted average common shares (basic and diluted)	151,847	148,589	150,121	148,015

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at June 30, 2026	150,916	$2	$621,460	$(793,496)	2,869	$(24,167)	$(196,201)
Cash dividends	—	—	—	(1,676)	—	—	(1,676)
Net proceeds from issuance of common stock	3,573	—	14,670	—	—	—	14,670
Share-based compensation	—	—	7,565	—	—	—	7,565
Share-based compensation common stock issuances	400	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(640)	—	—	—	(640)
Net loss	—	—	—	(13,649)	—	—	(13,649)
Balances at September 30, 2026	154,889	$2	$643,055	$(808,821)	2,869	$(24,167)	$(189,931)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at June 30, 2025	148,293	$2	$599,945	$(678,501)	2,869	$(24,167)	$(102,721)
Cash dividends	—	—	—	(1,487)			(1,487)
Share-based compensation	—	—	3,537	—	—	—	3,537
Share-based compensation common stock issuances	480	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(342)	—	—	—	(342)
Net loss	—	—	—	(71,474)	—	—	(71,474)
Balances at September 30, 2025	148,773	$2	$603,140	$(751,462)	2,869	$(24,167)	$(172,487)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2025	148,778	$2	$604,732	$(780,319)	2,869	$(24,167)	$(199,752)
Cash dividends	—	—	—	(4,884)	—	—	(4,884)
Proceeds from issuance of common stock	3,573	—	14,670	—	—	—	14,670
Share-based compensation	—	—	16,348	—	—	—	16,348
Reclassification of liability-classified awards to equity-classified awards	—	—	11,044	—	—	—	11,044
Share-based compensation common stock issuances	2,538	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(3,739)	—	—	—	(3,739)
Net loss	—	—	—	(23,618)	—	—	(23,618)
Balances at September 30, 2026	154,889	$2	$643,055	$(808,821)	2,869	$(24,167)	$(189,931)

	Common Stock		Additional				Total
	Outstanding		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Value	Capital	Deficit	Shares	Value	Deficit
Balances at December 31, 2024	147,374	$2	$595,407	$(623,819)	2,869	$(24,167)	$(52,577)
Cash dividends	—	—	—	(4,708)	—	—	(4,708)
Share-based compensation	—	—	8,497	—	—	—	8,497
Share-based compensation common stock issuances	1,399	—	—	—	—	—	—
Shares withheld related to net settlement of equity awards	—	—	(764)	—	—	—	(764)
Net loss	—	—	—	(122,935)	—	—	(122,935)
Balances at September 30, 2025	148,773	$2	$603,140	$(751,462)	2,869	$(24,167)	$(172,487)

See Notes to Condensed Consolidated Financial Statements.

W&T OFFSHORE, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(23,618)	$(122,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	107,008	112,992
Share-based compensation	28,915	8,497
Amortization of debt issuance costs	2,374	2,605
Loss on extinguishment of debt	—	15,015
Derivative loss (gain), net	42,230	(13,398)
Derivative premium payment	(7,300)	—
Derivative cash (settlements) receipts, net	(20,908)	14,169
Deferred income tax (benefit) expense	(61)	48,808
Changes in operating assets and liabilities:
Accounts receivable	(20,462)	4,001
Prepaid expenses and other current assets	(2,460)	674
Accounts payable, accrued liabilities and other	(6,686)	5,748
Asset retirement obligation settlements	(26,512)	(24,873)
Net cash provided by operating activities	72,520	51,303

Investing activities:
Investment in oil and natural gas properties and equipment	(26,900)	(38,881)
Acquisition of property interests	—	(711)
Proceeds from sale of oil and natural gas properties	—	11,916
Insurance proceeds	—	58,500
Purchases of furniture, fixtures and other	(248)	(121)
Distribution from unconsolidated affiliate	—	927
Net cash (used in) provided by investing activities	(27,148)	31,630

Financing activities:
Proceeds from issuance of 10.75% Senior Second Lien Notes	—	350,000
Repayment of 11.75% Senior Second Lien Notes	—	(269,830)
Repayment of Term Loan	—	(114,159)
Repayments of TVPX Loan	(8,825)	(825)
Proceeds from issuance of New TVPX Loan	8,000	—
Purchase of government securities in connection with legal defeasance of 11.75% Senior Second Lien Notes	—	(5,348)
Premium payments and debt extinguishment costs	—	(10,230)
Debt issuance costs	(94)	(11,478)
Proceeds from issuance of common stock	14,670	—
Payment of dividends	(4,687)	(4,507)
Other	(3,739)	(764)
Net cash provided by (used in) financing activities	5,325	(67,141)

Change in cash, cash equivalents and restricted cash	50,697	15,792
Cash, cash equivalents and restricted cash, beginning of year	140,620	110,555
Cash, cash equivalents and restricted cash, end of period	$191,317	$126,347

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

Derivative Instruments

The following table reflects the contracted volumes and weighted average prices under the terms of the Company’s open oil derivative contracts as of September 30, 2026:

		Average
	Instrument	Daily	Total	Weighted	Weighted	Weighted
Period	Type	Volumes	Volumes	Strike Price	Floor Price	Ceiling Price
Oil (WTI)		(Bbls) (1)	(Bbls)	($/Bbls)	($/Bbls)	($/Bbls)
Oct 2026 - Dec 2026	collars	4,000	368,000	$—	$56.18	$69.40
Oct 2026 - Dec 2026	swap	2,000	184,000	64.53	—	—
Oct 2026 - April 2027	call	10,000	2,120,000	122.50	—	—

(1)	Bbls – barrels of oil

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of the Company’s derivative financial instruments was recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses and other current assets	$1,607	$318
Accrued liabilities	15,310	—

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

The impact of commodity derivative contracts on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized loss (gain) (1)	$9,882	$(9,691)	$26,251	$(15,545)
Unrealized loss	5,918	5,583	15,979	2,147
Derivative loss (gain), net	$15,800	$(4,108)	$42,230	$(13,398)

(1)	The three and nine months ended September 30, 2025 include $7.6 million and $11.9 million, respectively, related to the monetization of the Company’s natural gas put contracts and costless collar.

Debt

The following table presents the net values and estimated fair values of the Company’s debt (in thousands):

	September 30, 2026		December 31, 2025
	Net Value	Fair Value	Net Value	Fair Value
10.75% Notes	$343,972	$363,615	$342,355	$320,208
New TVPX Loan	8,000	8,000	—	—
TVPX Loan	—	—	8,458	8,613
Total	$351,972	$371,615	$350,813	$328,821

The fair value of the 10.75% Senior Second Lien Notes due 2029 (the “10.75% Notes”) was measured using quoted prices, although the market is inactive. The fair values of the New TVPX and the TVPX Loan were measured using a discounted cash flows model and current market rates. The fair value of debt was classified as Level 2 within the valuation hierarchy.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 3 — ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“AROs”) represent the estimated present value of the amount incurred to plug, abandon and remediate the Company’s properties at the end of their productive lives. A summary of the changes to ARO is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Asset retirement obligations, beginning of period	$561,851	$548,832
Liabilities settled	(26,512)	(24,873)
Accretion expense	25,899	25,075
Disposition of oil and natural gas properties	—	(1,469)
Liabilities incurred	—	1,029
Revisions of estimated liabilities	19,574	17,427
Asset retirement obligations, end of period	580,812	566,021
Less: Current portion	(22,010)	(34,528)
Long-term	$558,802	$531,493

NOTE 4 — DEBT

The components comprising the Company’s debt are presented in the following table (in thousands):

	September 30,	December 31,
	2026	2025
10.75% Senior Second Lien Notes due 2029:
Principal	$350,000	$350,000
Unamortized debt issuance costs	(6,028)	(7,645)
Total	343,972	342,355

TVPX Loan:
Principal	—	8,825
Unamortized discount	—	(305)
Unamortized debt issuance costs	—	(62)
Total	—	8,458

New TVPX Loan	8,000	—

Total debt, net	351,972	350,813
Less current portion, net	(1,000)	(8,458)
Long-term debt, net	$350,972	$342,355

In September 2026, the promissory note evidencing the TVPX Loan was amended and restated pursuant to the Second Amended and Restated Promissory Note (as so amended and restated, the “New TVPX Loan”), and the $8.0 million of proceeds from the New TVPX Loan were used to repay the $8.0 million of balloon payment that was due at the maturity date of the TVPX Loan. The New TVPX Loan bears a fixed interest rate of 6.18% per annum and requires monthly amortization payments of $83.3 thousand plus accrued interest, and a balloon payment of $5.0 million at the end of the loan term in September 2029. The New TVPX Loan is secured by the aircraft financed and is guaranteed by the Company on an unsecured basis.

As of September 30, 2026, there were no borrowings outstanding under the Credit Agreement, dated as of January 28, 2025, by and among the Company, Texas Capital Bank, as administrative agent, and the lenders party thereto (the “Credit Agreement”) and letters of credit outstanding were $6.6 million. There was $43.4 million available for the

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

issuance of letters of credit and borrowings under the Credit Agreement as of September 30, 2026, based on a borrowing base of $50.0 million and $6.6 million of letters of credit outstanding. On October 1, 2026, the Company amended the Credit Agreement to convert its revolving credit facility into a reserve-based revolving credit facility. See Note 13 – Subsequent Event for additional information.

As of September 30, 2026, the Company was in compliance with all applicable covenants.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

ONRR Audit of Historical Refund Claims

In 2023, the Company received notification from the Office of Natural Resources Revenue (the “ONRR”) regarding results of an audit performed on the Company’s historical refund claims taken on various properties for alleged royalties owed to the ONRR. In September 2026, the Company finalized a settlement with ONRR resolving this matter. The settlement provides for a net ONRR royalty credit of approximately $8.5 million that is expected to be realized through reduced royalty payments beginning in the fourth quarter of 2026.

Bonding Disputes

Since October 2024, the Company has been involved in litigation with certain providers of private and government-required surety bonds, including Endurance Assurance Corporation, Lexon Insurance Company, U.S. Specialty Insurance Company (“USSIC”), Pennsylvania Insurance Company a/k/a Applied Surety Underwriters and United States Fire Insurance Company (collectively, the “Sureties”), that secure decommissioning obligations or ONRR disputed matters the Company may have with respect to certain oil and natural gas assets of the Company (the “Sureties Litigation”). The Company contends that (1) the Sureties may not enforce their indemnity agreements such that their actions constitute an abuse of right; (2) the Sureties’ interpretation of the indemnity agreements renders the agreements illusory; (3) the Sureties may not make unreasonable demands for collateral; (4) the Sureties must accept reasonable collateral as offered by the Company; (5) no additional collateral is required of the Company; (6) the Sureties may not make joint demands for collateral that are inconsistent with those of each other such that the Company cannot comply with each demand; and (7) the Sureties’ changed business model is not legitimate grounds to demand further collateral beyond that offered by the Company. The Company has also filed counterclaims against the Sureties claiming: (1) violations of the Sherman Antitrust Act; (2) violations of the Texas Free Enterprise and Antitrust Act; (3) violations of the Texas Insurance Code Section 541; (4) tortious interference with existing contracts and prospective business relationships; and (5) conspiracy.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

In June 2025, the presiding judge in the Sureties Litigation recommended denying the requests for preliminary injunction submitted by two surety providers. The preliminary injunction would have required the Company to immediately post $105 million of collateral. The recommendation effectively nullified all current collateral requests by the surety providers and provided that the Company did not need to post collateral until a determination is made on the merits of the Sureties Litigation with the remaining surety providers.

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

The changes in the contingent decommissioning obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Contingent decommissioning obligations, beginning of period	$36,157	$22,551
Liabilities settled	(4,772)	(1,660)
Accrual for additional estimated liabilities	—	13,659
Contingent decommissioning obligations, end of period	31,385	34,550
Less: Current portion	(17,534)	(759)
Long-term	$13,851	$33,791

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 6 — STOCKHOLDERS’ EQUITY

At-the-Market Equity Offering

During the three months ended September 30, 2026, the Company sold an aggregate of 3.6 million shares of common stock for an average price of $4.16 per share in connection with the Company’s “at-the-market” equity offering program and received proceeds, net of commissions and expenses, of $14.7 million. As of September 30, 2026, the Company has $68.1 million of remaining availability under this program.

Dividends

During the nine months ended September 30, 2026, the Company declared cash dividends of $4.9 million.

On October 29, 2026, the Company’s board of directors declared a regular quarterly dividend of $0.01 per share of common stock for the fourth quarter of 2026. The dividend is to be paid on November 19, 2026 to stockholders of record at the close of business on November 12, 2026.

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

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

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

The Company’s effective tax rates for the three and nine months ended September 30, 2026 were (3.8)% and (8.1)%, respectively. These effective tax rates differ from the federal statutory rate primarily due to the impact of losses with no tax benefit, nondeductible compensation and adjustments to the Company’s valuation allowance. The Company’s effective tax rates for the three and nine months ended September 30, 2025 were not meaningful due to the Company recording a valuation allowance against its net deferred tax assets during that quarter.

At each reporting date, the Company considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized. During 2025, the amount of the Company’s deferred tax assets considered realizable was reduced due to negative evidence that outweighed positive evidence supporting its ability to realize its deferred tax assets. The Company was able to support that a portion of its deferred tax assets would be realizable through the generation of income from future reversals of existing taxable temporary differences and recorded a valuation allowance against the remaining unsupported deferred tax assets. As of September 30, 2026 and December 31, 2025, the Company had a valuation allowance of $103.8 million and $100.3 million, respectively.

NOTE 9 — NET LOSS PER COMMON SHARE

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(13,649)	$(71,474)	$(23,618)	$(122,935)

Weighted average common shares outstanding (basic and diluted)	151,847	148,589	150,121	148,015

Net loss per common share (basic and diluted)	$(0.09)	$(0.48)	$(0.16)	$(0.83)

Shares excluded due to being anti-dilutive (1)	22,000	14,005	22,000	14,005

(1)	Includes RSUs and PSUs as their effect, if included, would have been anti-dilutive.

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

The following table presents the amounts recorded by the Company on the Condensed Consolidated Balance Sheets related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	September 30,	December 31,
	2026	2025
Working capital	$2,240	$502
Oil and natural gas properties and other, net	21,913	24,289
Other assets	15,994	13,947
Asset retirement obligations	936	840
Other liabilities	56	56

The following table presents the amounts recorded by the Company in the Condensed Consolidated Statements of Operations related to the consolidation of the proportional interest in Monza’s operations (in thousands):

	Nine Months Ended September 30,
	2026	2025
Total revenues	$9,320	$8,566
Total operating expenses	5,394	6,496
Other income, net	142	141

As required, the Company may call on Monza to provide cash to fund its portion of certain projects in advance of capital expenditure spending. As of September 30, 2026 and December 31, 2025, the unused advances were $2.1 million and $2.4 million, respectively, which are included in Advances from joint interest partners in the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2026, Monza paid cash distributions of $13.6 million, of which $2.8 million was paid to the Company.

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

As the Company discloses a single reportable segment, total operating net revenues for the Company’s operating segment are reported in its Condensed Consolidated Statements of Operations and segment assets are reported in its Condensed Consolidated Balance Sheets.

The CODM is regularly provided with only the consolidated expenses as noted on the face of the Condensed Consolidated Statements of Operations and, accordingly, these expenses are considered to be significant expenses.

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE 12 — OTHER SUPPLEMENTAL INFORMATION

Condensed Consolidated Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Derivatives	$1,607	$318
Insurance/bond premiums	6,407	5,630
Prepaid deposits related to royalties	7,649	6,382
Prepayments to vendors	2,541	1,636
Other	273	577
Prepaid expenses and other current assets	$18,477	$14,543

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued interest	$6,418	$15,768
Accrued salaries/payroll taxes/benefits	10,720	12,513
Contingent P&A liability	17,534	8,717
Derivatives	15,310	—
Operating lease liabilities	1,283	1,765
Income taxes payable	358	202
Other	863	844
Total accrued liabilities	$52,486	$39,809

Condensed Consolidated Statements of Cash Flows Information

Supplemental statements of cash flows information consisted of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Non-cash investing and financing activities:
Accrual for investment in oil and natural gas properties	3,280	5,942
Right of use asset obtained in exchange for new lease liabilities	—	1,491
ARO - additions and revisions, net	19,574	16,987
Government securities transferred to trustee in connection with legal defeasance	—	5,348
Legal defeasance of 11.75% Notes	—	5,170
Change in accrual for dividends declared but not paid on unvested share-based awards	197	201

NOTE 13 — SUBSEQUENT EVENT

On October 1, 2026, the Company entered into the Second Amendment to the Credit Agreement (the “Amendment”) which amends the Credit Agreement (as amended, the “Amended Credit Agreement”). Pursuant to the Amendment, the Company’s revolving credit facility was converted into a reserve-based revolving credit facility (the “RBL Facility”), maturing on the earlier of July 28, 2028 and the date that is six months prior to the stated maturity date

W&T OFFSHORE, INC.

Notes to Condensed Consolidated Financial Statements (continued)

of the 10.75% Notes, with an aggregate maximum credit amount of $100.0 million and an aggregate elected commitment amount initially set at $50.0 million.

The key highlights of the Amended Credit Agreement are as follows:

●	The RBL Facility is subject to a borrowing base, which is initially set at $50.0 million, equal to the aggregate elected commitment amount, and will be redetermined semi-annually on or around May 1 and November 1 of each year, beginning November 1, 2026. Borrowing availability is limited to the least of the borrowing base, the aggregate elected commitment amount and the aggregate maximum credit amount, and the borrowing base is subject to automatic reduction upon the incurrence of certain additional debt and upon certain asset dispositions and hedge liquidations.
●	The Amended Credit Agreement eliminates the 75% excess cash flow sweep, the requirement to repay all outstanding revolving loans every three months and the $100.0 million minimum PDP PV-10 asset coverage covenant.
●	The Company’s annual cap on certain restricted payments was increased from $10.0 million to $15.0 million.

There were no changes to interest rate margins, the Term SOFR floor, maturity, collateral or the Company’s financial covenants, including a maximum net leverage ratio of 2.50 to 1.00 and a minimum current ratio of 1.00 to 1.00.

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

BUSINESS OVERVIEW

We are an independent oil and natural gas producer, active in the exploration, development and acquisition of oil and natural gas properties in the Gulf of America. As of September 30, 2026, we hold working interests in 48 offshore fields in federal and state waters (which include 41 fields in federal waters and seven in state waters). We currently have under lease approximately 588,500 gross acres (455,800 net acres) spanning across the outer continental shelf off the coasts of Louisiana, Texas, Mississippi and Alabama, with approximately 5,600 gross acres in Alabama state waters, 446,700 gross acres on the conventional shelf and approximately 136,200 gross acres in the deepwater. A majority of our daily production is derived from wells we operate.

Recent Developments

On October 1, 2026, we entered into the Amended Credit Agreement, pursuant to which our revolving credit facility was converted into a reserve-based revolving credit facility, with an aggregate maximum credit amount of $100.0 million and an aggregate elected commitment amount initially set at $50.0 million. For additional information about the Amended Credit Agreement, see Part I, Item 1. Financial Statements – Note 13 – Subsequent Event.

On October 29, 2026, we declared a regular quarterly dividend of $0.01 per share of common stock for the fourth quarter of 2026. We expect to pay the dividend on November 19, 2026 to stockholders of record as of the close of business on November 12, 2026.

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

In its Short-Term Energy Outlook published in October 2026, the Energy Information Administration (the “EIA”) assumes that a combination of convoys through the Strait of Hormuz and workarounds to oil exports from the Middle East, including bypass routes and increased use of ship-to-ship transfers, will lead to production and exports from the region generally increasing through the forecast period. In spite of the increased production and flows from the Middle East, the EIA is forecasting that the spot price for WTI will average $97.00 per barrel in the fourth quarter of 2026 and then fall to an average of $80.00 per barrel in 2027. The attacks on the East-West pipeline in Saudi Arabia highlight the potential for continued volatility in physical oil flows and oil prices amid ongoing withdrawals of oil inventories globally. Additional upward pressure on oil prices stems from extreme tightness in diesel markets that raises demand for oil in order for refiners to meet diesel demand.

The EIA is forecasting the Henry Hub spot price for natural gas to average $3.16 per MMBtu in 2027, a 9% decrease from 2026. The decrease reflects ongoing higher-than-average natural gas inventories driven by production increases that offset rising liquefied natural gas exports.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

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

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Three Months Ended September 30,
	2026	2025	Change
Revenues:
Oil	$111,773	$84,131	$27,642
NGLs	9,121	4,000	5,121
Natural gas	41,204	37,400	3,804
Other	4,982	1,984	2,998
Total revenues	167,080	127,515	39,565

Production Volumes:
Oil (MBbls) (1)	1,314	1,302	12
NGLs (MBbls)	482	280	202
Natural gas (MMcf) (2)	10,305	10,159	146
Total oil equivalent (MBoe) (3)	3,514	3,275	239

Average daily equivalent sales (Boe/day) (4)	38,196	35,598	2,598

Average realized sales prices:
Oil ($/Bbl) (5)	$85.06	$64.62	$20.44
NGLs ($/Bbl)	18.92	14.29	4.63
Natural gas ($/Mcf) (6)	4.00	3.68	0.32
Oil equivalent ($/Boe)	46.13	38.33	7.80
Oil equivalent ($/Boe), including realized commodity derivatives	43.32	41.29	2.03

(1)	MBbls — thousands of barrels of oil, condensate or NGLs
(2)	MMcf — million cubic feet
(3)	MBoe — thousand barrels of oil equivalent
(4)	Boe — barrels of oil equivalent
(5)	Bbl — barrels of oil, condensate or NGLs
(6)	Mcf — thousand cubic feet

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the three months ended September 30, 2026 and 2025 (in thousands):

	Price	Volume	Total
Oil	$26,863	$779	$27,642
NGLs	2,223	2,898	5,121
Natural gas	3,269	535	3,804
	$32,355	$4,212	$36,567

Production volumes increased by 239 Mboe to 3,514 MBoe during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to recompletion of a well at our Garden Banks 783 field.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Lease operating expenses	$76,671	$76,215	$456
Gathering, transportation and production taxes	9,376	5,818	3,558
Depreciation, depletion and amortization	28,266	28,580	(314)
Asset retirement obligations accretion	8,606	8,002	604
General and administrative expenses	31,685	21,510	10,175
Other operating expenses	655	—	655
Total operating expenses	$155,259	$140,125	$15,134

Average per Boe ($/Boe):
Lease operating expenses	$21.82	$23.27	$(1.45)
Gathering, transportation and production taxes	2.67	1.78	0.89
Depreciation, depletion and amortization	8.04	8.73	(0.69)
Asset retirement obligations accretion	2.45	2.44	0.01
General and administrative expenses	9.02	6.57	2.45
Other operating expenses	0.19	—	0.19
Total operating expenses	$44.19	$42.79	$1.40

Lease operating expenses – Lease operating expenses (“LOE”) include the expense of operating and maintaining our wells, platforms and other infrastructure primarily in the Gulf of America. These operating costs are comprised of several components including direct or base lease operating expenses, insurance premiums, workover costs and facility maintenance expenses. LOE, which depend in part on the type of commodity produced, the level of workover activity and the geographical location of the properties, increased $0.5 million during the three months ended September 30, 2026 compared to the same period in 2025. On a per Boe basis, LOE decreased to $21.82 per Boe during the three months ended September 30, 2026 compared to $23.27 per Boe during the three months ended September 30, 2025. On a component basis, base LOE decreased $3.2 million, workover expenses increased $1.1 million and facilities maintenance expense increased $2.6 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base LOE. These costs decreased primarily due to lower costs overall, reflecting the success of our cost reduction efforts that began in the fourth quarter of 2025 and continued into the three months ended September 30, 2026.

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

Gathering, transportation and production taxes – Gathering and transportation consist of costs incurred in the post-production shipping of oil, NGLs, and natural gas to the point of sale. Production taxes consist of severance taxes levied by the Alabama Department of Revenue, the Louisiana Department of Revenue and the Texas Department of Revenue on production of oil and natural gas from land or water bottoms within the boundaries of each state. Gathering, transportation and production taxes increased $3.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to the impact of the new NGL processing contract at Mobile Bay and higher production volumes in the three months ended September 30, 2026.

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense (“DD&A”) is the expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas reserves. We use the full cost method of accounting for oil and natural gas activities. DD&A decreased $0.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to a decrease of $2.1 million from a lower depletion rate per thousand cubic feet equivalent (“Mcfe”) offset by an increase of $2.0 million from the increase in production. The DD&A rate decreased to $8.04 per Boe for the three months ended September 30, 2026 from $8.73 per Boe for the three months ended September 30, 2025. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs and increased proved reserves.

General and administrative expenses – General and administrative (“G&A”) expenses generally consist of costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production operations, bad debt expense, share-based compensation costs, audit and other fees for professional services and legal compliance. G&A expenses increased $10.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to increases of $6.9 million in share-based compensation costs and $2.9 million in legal and professional fees.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Interest expense, net	$8,956	$8,998	$(42)
Derivative loss (gain), net	15,800	(4,108)	19,908
Other expense (income), net	216	(2,017)	2,233
Income tax expense	498	55,991	(55,493)

Derivative loss (gain), net – During the three months ended September 30, 2026, we recorded a $15.8 million derivative loss for our oil derivative contracts consisting of $9.9 million of realized losses and $5.9 million of unrealized loss from the decrease in the fair value of our open contracts. During the three months ended September 30, 2025, we recorded a $4.1 million derivative gain for our natural gas derivative contracts consisting of $9.7 million of realized gains offset by $5.6 million of unrealized loss from the decrease in the fair value of our open contracts.

Income tax expense – Our effective tax rate for the three months ended September 30, 2026 was (3.8)% and differed from the federal statutory rate primarily due to the impact of losses with no tax benefit, nondeductible compensation and adjustments to the valuation allowance. Our effective tax rate for the three months ended September 30, 2025 was not meaningful and differed from the federal statutory rate primarily due to the recording of a valuation allowance against our net deferred tax assets.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenues

The following table presents information regarding our revenues, production volumes and average realized sales prices (which exclude the effect of hedging unless otherwise stated) for the periods presented and corresponding changes (in thousands, except average realized sales prices data):

	Nine Months Ended September 30,
	2026	2025	Change
Revenues:
Oil	$322,330	$251,861	$70,469
NGLs	22,069	13,487	8,582
Natural gas	123,184	107,311	15,873
Other	12,135	7,090	5,045
Total revenues	$479,718	$379,749	$99,969

Production Volumes:
Oil (MBbls)	3,823	3,791	32
NGLs (MBbls)	1,236	725	511
Natural gas (MMcf)	29,217	27,328	1,889
Total oil equivalent (MBoe)	9,930	9,071	859

Average daily equivalent sales (Boe/day)	36,374	33,227	3,147

Average realized sales prices:
Oil ($/Bbl)	$84.31	$66.44	$17.87
NGLs ($/Bbl)	17.86	18.60	(0.74)
Natural gas ($/Mcf)	4.22	3.93	0.29
Oil equivalent ($/Boe)	47.09	41.08	6.01
Oil equivalent ($/Boe), including realized commodity derivatives	44.44	42.80	1.64

Changes in average sales prices and production volumes caused the following changes to our oil, NGL and natural gas revenues between the nine months ended September 30, 2026 and 2025 (in thousands):

	Price	Volume	Total
Oil	$68,283	$2,186	$70,469
NGLs	(934)	9,516	8,582
Natural gas	8,457	7,416	15,873
	$75,806	$19,118	$94,924

Production volumes increased by 859 MBoe to 9,930 MBoe during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to recompletion of a well at our Garden Banks 783 field, restoring production at our West Delta 73 and Eugene Island 64 fields and increased production from our Mobile Bay fields due to reduced downtime.

Operating Expenses

The following table presents information regarding costs and expenses and selected average costs and expenses per Boe sold for the periods presented and corresponding changes (in thousands, except average data):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Lease operating expenses	$214,348	$224,151	$(9,803)
Gathering, transportation and production taxes	24,595	16,976	7,619
Depreciation, depletion and amortization	81,109	87,917	(6,808)
Asset retirement obligations accretion	25,899	25,075	824
General and administrative expenses	84,026	59,337	24,689
Other operating expenses	655	—	655
Total operating expenses	$430,632	$413,456	$17,176

Average per Boe ($/Boe):
Lease operating expenses	$21.59	$24.71	$(3.12)
Gathering, transportation and production taxes	2.48	1.87	0.61
Depreciation, depletion and amortization	8.17	9.69	(1.52)
Asset retirement obligations accretion	2.61	2.76	(0.15)
General and administrative expenses	8.46	6.54	1.92
Other operating expenses	0.07	—	0.07
Total operating expenses	$43.38	$45.57	$(2.19)

Lease operating expenses – LOE decreased $9.8 million during the nine months ended September 30, 2026 compared to the same period in 2025. On a per Boe basis, LOE decreased to $21.59 per Boe during the nine months ended September 30, 2026 compared to $24.71 per Boe during the nine months ended September 30, 2025. On a component basis, base LOE decreased $11.0 million, workover expenses decreased $0.6 million and facilities maintenance expense increased $1.8 million.

Expenses for direct labor, materials, supplies, repair, third-party costs and insurance comprise the most significant portion of our base LOE. These costs decreased primarily due to lower costs overall, reflecting the success of our cost reduction efforts that began in the fourth quarter of 2025 and continued into the nine months ended September 30, 2026.

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

Gathering, transportation and production taxes – Gathering, transportation and production taxes increased $7.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the impact of the new NGL processing contract at Mobile Bay and higher production volumes in the nine months ended September 30, 2026.

Depreciation, depletion and amortization – DD&A decreased $6.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to a decrease of $14.5 million from a lower depletion rate per Mcfe offset by an increase of $8.1 million from the increase in production. The DD&A rate decreased to $8.17 per Boe for the nine months ended September 30, 2026 from $9.69 per Boe for the nine months ended September 30, 2025. The DD&A rate per Boe decreased primarily as a result of decreases in future development costs and increased proved reserves.

General and administrative expenses – G&A expenses increased $24.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase of $20.4 million in share-based compensation costs and $3.5 million in legal and professional fees.

Other Income and Expense Items

The following table presents the components of other income and expense items for the periods presented and corresponding changes (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Interest expense, net	$27,373	$27,495	$(122)
Loss on extinguishment of debt	—	15,015	(15,015)
Derivative loss (gain), net	42,230	(13,398)	55,628
Other expense, net	1,334	11,122	(9,788)
Income tax expense	1,767	48,994	(47,227)

Derivative loss (gain), net – During the nine months ended September 30, 2026, we recorded a $42.2 million derivative loss for our oil derivative contracts consisting of $26.2 million of realized losses and $16.0 million of unrealized loss from the decrease in the fair value of our open contracts. During the nine months ended September 30, 2025, we recorded a $13.4 million derivative gain for our natural gas derivative contracts consisting of $15.5 million of realized gains offset by $2.1 million of unrealized loss from the decrease in the fair value of our open contracts.

Other expense, net – Other expense, net decreased $9.8 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily related to an accrual of additional expenses in the nine months ended September 30, 2025 for new abandonment obligations related to our assumption of decommissioning obligations when certain counterparties in past divestiture transactions or third parties in existing leases have filed for bankruptcy protection or may not be able to perform required abandonment obligations.

Income tax expense – Our effective tax rate for the nine months ended September 30, 2026 was (8.1)% and differed from the federal statutory rate primarily due to the impact of losses with no tax benefit, nondeductible compensation and adjustments to the valuation allowance. Our effective tax rate for the nine months ended September 30, 2025 was not meaningful and differed from the federal statutory rate primarily due to the recording of a valuation allowance against our net deferred tax assets.

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

We expect to support our business requirements primarily with cash on hand and cash generated from operations. As of September 30, 2026, we had $191.3 million of unrestricted cash on hand and $43.4 million available under our Credit Agreement, based on a borrowing base of $50.0 million and $6.6 million of letters of credit outstanding. We also have up to approximately $68.1 million of availability through our “at-the-market” equity offering program, pursuant to which we may offer and sell shares of our common stock from time to time. Based on our current financial condition and current expectations of future market conditions, we believe our cash on hand, cash flows from operating activities and access to the equity markets from our “at-the-market” equity offering program will provide us with additional liquidity to continue our growth and will allow us to meet our cash requirements for at least the next 12 months and beyond.

We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to uncertainty created by geopolitical events, a pandemic or a significant decline in oil and natural gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted.

Cash Flow Information

The following table summarizes cash flows provided by (used in) by type of activity for the following periods (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating activities	$72,520	$51,303	$21,217
Investing activities	(27,148)	31,630	(58,778)
Financing activities	5,325	(67,141)	72,466

Operating Activities

Our largest source of operating cash is collecting cash from customers and joint interest partners from sales of our products. The primary use of operating cash is to pay our suppliers, employees and others for a wide range of goods and services.

Net cash provided by operating activities increased $21.2 million in the nine months ended September 30, 2026 compared to the corresponding period in 2025. This was primarily due to a favorable change of $62.9 million in net loss adjusted for certain noncash items offset by an unfavorable change of $41.7 million in operating cash flows from changes in operating assets and liabilities. The favorable change in net loss adjusted for certain noncash items was primarily related to increases of $100.0 million in revenues offset by an increase of $35.1 million in derivative settlements. The unfavorable change in operating assets and liabilities is primarily related to higher ARO settlements and unfavorable changes in accounts receivable, accounts payable and accrued liabilities and other.

Investing Activities

Our principal recurring investing activity is the funding of acquisitions and investments in oil and natural gas properties to support and generate revenues from operations. Cash flows (used in) provided by investing activities were $(27.1) million and $31.6 million during the nine months ended September 30, 2026 and 2025, respectively. Investments in oil and natural gas properties were $26.9 million and $38.9 million during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2025, we received $58.5 million in insurance proceeds and $11.9 million in proceeds from the sale of oil and natural gas properties. As we use the full cost method of accounting for our oil and natural gas properties, these proceeds were recorded in our full cost pool.

Financing Activities

Cash flows provided by (used in) financing activities were $5.3 million and $(67.1) million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we used $8.0 million in proceeds from our New TVPX Loan to repay the $8.0 million of balloon payment that was due at the maturity date of the TVPX Loan. In addition, we received $14.7 million in net proceeds from the sale of our common stock in connection with our “at-the-market” equity offering program. In connection with our debt refinancing in January 2025, we received $350.0 million in proceeds from the issuance of our 10.75% Notes and used these proceeds, along with cash on hand, to (i) purchase for cash, pursuant to a tender offer, $269.8 million of our 11.75% Senior Second Lien Notes due 2026 (the “11.75% Notes”); (ii) repay $114.2 million of amount outstanding under the credit agreement of certain of our indirect, wholly-owned subsidiaries; (iii) purchase $5.3 million of government securities to be used in the legal defeasance of the remaining principal of our 11.75% Notes not validly tendered and accepted for purchase in the tender offer; and (iv) pay $21.7 million in premiums, fees and debt issuance costs.

Capital Expenditures

The level of our investment in oil and natural gas properties changes from time to time depending on numerous factors, including the prices of oil, NGLs and natural gas, acquisition opportunities, liquidity and financing options and the results of our exploration and development activities.

The following table presents our capital expenditures for exploration, development, acquisitions and other leasehold costs (in thousands):

	Nine Months Ended September 30,
	2026	2025
Exploration and development
Conventional shelf (1)	$7,260	$31,765
Deepwater	12,813	5,024
Acquisitions of interests	—	711
Seismic and other	616	4,656
Investments in oil and gas property/equipment – accrual basis	$20,689	$42,156

(1)	Includes exploration and development capital expenditures in Alabama state waters.

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

Asset Retirement Obligations

We have obligations to plug and abandon wells, remove platforms, pipelines, facilities and equipment and restore the land or seabed at the end of oil and natural gas production operations. Through the nine months ended September 30, 2026, we have paid $26.5 million related to these obligations. Our ARO estimates as of September 30, 2026 and December 31, 2025 were $580.8 million and $561.9 million, respectively. As our ARO estimates are for work to be performed in the future, and in the case of our non-current ARO, extend from one to many years in the future, actual expenditures could be substantially different than our estimates. See Part I, Item 1A. Risk Factors, of our 2025 Annual Report for additional information.

Debt

As of September 30, 2026, we have $358.0 million in aggregate principal amount of long-term debt outstanding, with $1.0 million in aggregate principal coming due over the next twelve months.

For additional information about our long-term debt, see Part I, Item 1. Financial Statements – Note 4 – Debt of this Quarterly Report and Part II, Item 8. Financial Statements and Supplementary Data, in our 2025 Annual Report.

Dividends

During the nine months ended September 30, 2026, we declared cash dividends of $4.9 million to holders of our common stock. The amount and frequency of future dividends is subject to the discretion of our board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is the fluctuation of prices for oil, NGL and natural gas. These fluctuations have a direct impact on our revenues, earnings and cash flow. For example, assuming a 10% decline in our average realized oil, NGL and natural gas sales prices in the three and nine months ended September 30, 2026 and assuming no other items had changed, our revenue would have decreased by approximately $16.2 million and $46.8 million in the three and nine months ended September 30, 2026, respectively. This amount would be representative of the effect on operating cash flows under these price change assumptions.

We have attempted to mitigate commodity price risk and stabilize cash flows associated with our forecasted production through the use of swaps, purchased calls and purchased puts. Our derivatives will not mitigate all the commodity price risks of our forecasted production and, as a result, we will be subject to commodity price risks on our remaining forecasted production.

The following table summarizes the historical results of our derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Oil ($/Bbl):
Average realized sales price, before the effects of derivative settlements	$85.06	$64.62	$84.31	$66.44
Effects of realized commodity derivatives	(7.52)	—	(6.86)	—
Average realized sales price, including realized commodity derivatives	$77.54	$64.62	$77.45	$66.44

Natural Gas ($/Mcf)
Average realized sales price, before the effects of derivative settlements	$4.00	$3.68	$4.22	$3.93
Effects of realized commodity derivatives	—	0.95	—	0.57
Average realized sales price, including realized commodity derivatives	$4.00	$4.63	$4.22	$4.50

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

As required by Exchange Act Rule 13a-15(b), our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have each concluded that as of September 30, 2026, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our controls and procedures are designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1

First Amendment to the Amended and Restated Employment Agreement, dated as of August 5, 2026, by and between W&T Offshore, Inc. and Tracy W. Krohn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 7, 2026)

10.2

Second Amendment to Credit Agreement, dated as of October 1, 2026, by and among W&T Offshore, Inc., the subsidiary guarantors party thereto, Texas Capital Bank, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 7, 2026)

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2026.

W&T OFFSHORE, INC.

By:	/s/ Sameer Parasnis
Sameer Parasnis
Executive Vice President and Chief Financial Officer